Form 10-Q
period 2018-03-31
Cactus, Inc.
filed 2018-05-11
CIK 1699136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001‑38390

Cactus, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35‑2586106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

920 Memorial City Way, Suite 300 Houston, Texas (Address of principal executive offices)	77024 (Zip Code)

(713) 626‑8800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☑

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  Yes ☐  No ☑

As of May 10, 2018, the registrant had 26,450,000 shares of Class A  Common Stock, $0.01 par value per share, and 48,439,772 shares of Class B Common Stock, $0.01 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q (the  “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. These forward‑looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Forward‑looking statements may include statements about:

•	demand for our products and services, which is affected by, among other things, changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;
•	the level of growth in number of rigs and well count and lack of takeaway capacity in areas such as the Permian;
•	the level of fracturing activity and the availability of fracturing equipment and pressure pumping services;
•	the size and timing of orders;
•	availability of raw materials;
•	expectations regarding raw materials, overhead and operating costs and margins;
•	availability of skilled and qualified workers;
•	potential liabilities arising out of the installation, use or misuse of our products;
•	the possibility of cancellation of orders;
•	our business strategy;
•	our financial strategy, operating cash flows, liquidity and capital required for our business;
•	our future revenue, income and operating performance;
•	the termination of relationships with major customers or suppliers;
•	warranty and product liability claims;
•	laws and regulations, including environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;
•	disruptions in the political, regulatory, economic and social conditions domestically or internationally;
•	increased import tariffs assessed on products from China or imported raw materials used in the manufacture of our goods in the United States;
•	a failure of our information technology infrastructure or any significant breach of security;
•	potential uninsured claims and litigation against us;

i

•	our dependence on the continuing services of certain of our key managers and employees; and
•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

We caution you that these forward‑looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the operation of our business.

Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward‑looking statements.

All forward‑looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward‑looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward‑looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

ii

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2018	2017
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$7,860	$7,574
Accounts receivable, net	84,800	84,173
Inventories	69,533	64,450
Prepaid expenses and other current assets	5,563	7,732
Total current assets	167,756	163,929
Property and equipment, net	109,492	94,654
Goodwill	7,824	7,824
Deferred tax asset, net	73,215	—
Other noncurrent assets	48	49
Total assets	$358,335	$266,456
Liabilities and Equity
Current liabilities
Accounts payable	$38,575	$35,080
Accrued expenses and other current liabilities	14,584	10,559
Capital lease obligations, current portion	5,578	4,667
Current maturities of long-term debt	—	2,568
Total current liabilities	58,737	52,874
Capital lease obligations, net of current portion	8,809	7,946
Deferred tax liability, net	489	416
Liability related to tax receivable agreement	62,989	—
Long-term debt, net	—	241,437
Total liabilities	131,024	302,673
Commitments and contingencies
Stockholders' / Members' equity (deficit)
Members' equity (deficit)	—	(36,299)
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding as of March 31, 2018	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 26,450 shares issued and outstanding as of March 31, 2018	265	—
Class B common stock, $0.01 par value, 215,000 shares authorized, 48,440 shares issued and outstanding as of March 31, 2018	—	—
Additional paid-in capital	83,145	—
Retained earnings	3,753	—
Accumulated other comprehensive income	321	82
Total stockholders' equity attributable to Cactus Inc. and members' equity (deficit)	87,484	(36,217)
Non-controlling interest	139,827	—
Total stockholders' and members' equity (deficit)	227,311	(36,217)
Total liabilities and equity	$358,335	$266,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Revenues
Product revenue	$58,926	$33,038
Rental revenue	29,145	12,975
Field service and other revenue	27,039	12,490
Total revenues	115,110	58,503

Costs and expenses
Cost of product revenue	37,066	23,195
Cost of rental revenue	12,176	8,273
Cost of field service and other revenue	21,537	10,938
Selling, general and administrative expenses	9,114	6,103
Total costs and expenses	79,893	48,509
Income from operations	35,217	9,994

Interest expense, net	(2,852)	(4,986)
Other income (expense), net	(4,305)	—
Income before income taxes	28,060	5,008
Income tax expense	1,652	154
Net income	$26,408	$4,854
Less: Pre-IPO net income attributable to Cactus LLC	13,648	4,854
Less: net income attributable to non-controlling interest	9,007	—
Net income attributable to Cactus Inc.	$3,753	$—

Earnings per Class A Share - basic	$0.14	$—
Earnings per Class A Share - diluted	$0.14	$—

Weighted average Class A Shares outstanding - basic	26,450	—
Weighted average Class A Shares outstanding - diluted	26,648	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income	$26,408	$4,854
Foreign currency translation	239	177
Comprehensive income	$26,647	$5,031
Less: Pre-IPO comprehensive income attributable to Cactus LLC	13,928	5,031
Less: comprehensive income attributable to non-controlling interest	8,981	—
Comprehensive income attributable to Cactus Inc.	$3,738	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

								Accumulated
	Members'	Class A		Class B		Additional		Other	Non-	Total
	Equity	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	controlling	Equity
(in thousands)	(Deficit)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interest	(Deficit)
Balance at December 31, 2017	$(36,299)	—	$—	—	$—	$—	$—	$82	$—	$(36,217)
Member distributions prior to IPO	(26,000)	—	—	—	—	—	—	—	—	(26,000)
Net income prior to IPO and reorganization	13,648	—	—	—	—	—	—	—	—	13,648
Effect of IPO and reorganization (Note 1)	48,651	26,450	265	48,440	—	71,195	—	—	130,861	250,972
Member distributions after IPO	—	—	—	—	—	—	—	—	(41)	(41)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	11,116	—	—	—	11,116
Other comprehensive income	—	—	—	—	—	—	—	239	—	239
Stock-based compensation	—	—	—	—	—	834	—	—	—	834
Net income after IPO and reorganization	—	—	—	—	—	—	3,753	—	9,007	12,760
Balance at March 31, 2018	$—	26,450	$265	48,440	$—	$83,145	$3,753	$321	$139,827	$227,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash flows from operating activities
Net income	$26,408	$4,854
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	6,621	5,313
Debt discount and deferred loan cost amortization	219	438
Stock-based compensation	834	—
Inventory obsolescence	451	—
Loss on disposal of assets	29	235
Deferred income taxes	963	29
Loss on debt extinguishment	4,305	—
Changes in operating assets and liabilities
Accounts receivable	(419)	(8,998)
Inventories	(5,594)	(7,648)
Prepaid expenses and other assets	(56)	(1,140)
Accounts payable	792	12,508
Accrued expenses and other liabilities	4,012	341
Net cash provided by operating activities	38,565	5,932

Cash flows from investing activities
Capital expenditures	(16,127)	(8,584)
Proceeds from sale of assets	440	83
Net cash used in investing activities	(15,687)	(8,501)

Cash flows from financing activities
Principal payments on long-term debt	(248,529)	(642)
Payments on capital leases	(1,266)	(319)
Net proceeds from IPO	469,621	—
Distributions to members	(26,041)	—
Redemptions of CW Units	(216,425)	—
Net cash used in financing activities	(22,640)	(961)

Effect of exchange rate changes on cash and cash equivalents	48	12

Net increase (decrease) in cash and cash equivalents	286	(3,518)

Cash and cash equivalents
Beginning of period	7,574	8,688
End of period	$7,860	$5,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share and per share data, or as otherwise indicated)

1.   Organization and Nature of Operations

Description of Business

Cactus, Inc. (“Cactus Inc”) and its consolidated subsidiaries, including Cactus Wellhead, LLC (“Cactus LLC”) are primarily engaged in the design, manufacture and sale of wellhead and pressure control equipment. In addition, we maintain a fleet of frac valves and ancillary equipment for short-term rental, as well as offering repair and refurbishment services and the provision of service crews to assist in the installation and operations of pressure control systems. We operate through 14 U.S. service centers located in Texas, Oklahoma, New Mexico, Louisiana, Pennsylvania, North Dakota, Wyoming and Colorado, and one service center in Australia, with our corporate headquarters located in Houston, Texas.

Cactus Inc. was incorporated on February 17, 2017 as a Delaware corporation for the purpose of completing an initial public offering of equity and related transactions. Cactus LLC is a Delaware limited liability company and was formed on July 11, 2011. Except as otherwise indicated or required by the context, all references to “Cactus,” “we,” “us” and “our” refer to Cactus Inc. and its consolidated subsidiaries (including Cactus LLC) following the completion of our IPO and (ii) Cactus LLC and its consolidated subsidiaries prior to the completion of our IPO.

Initial Public Offering

On February 12, 2018, we completed the initial public offering of 23,000,000 shares of Class A common stock (our “IPO”), par value $0.01 per share, at a price to the public of $19.00 per share. We received net proceeds of $408.0 million after deducting underwriting discounts and commissions and $2.8 million in current offering expenses of our IPO. We also paid $2.2 million in offering expenses during 2017 that were recorded to prepaid expenses in the consolidated balance sheet as of December 31, 2017. On February 14, 2018 we completed the sale of an additional 3,450,000 shares of Class A common stock pursuant to the exercise in full by the underwriters of their option to purchase additional shares of Class A common stock (the “Option”), from which we received an additional $61.6 million of net proceeds after deducting underwriting discounts and commissions. We contributed all of the net proceeds of our IPO (including from the Option) to Cactus LLC in exchange for units in Cactus LLC (“CW Units”). Cactus Inc. is a holding company who is the sole managing member of Cactus LLC.

Cactus LLC used the total $469.6 million of net proceeds (including net proceeds from the Option) to (i) repay all of the borrowings outstanding under its term loan facility, including accrued interest, of $251.0 million and (ii) redeem $216.4 million of CW Units from certain direct and indirect owners of Cactus LLC. The remaining $2.2 million was held by Cactus LLC to cover previously paid offering expenses in 2017.

As the sole managing member of Cactus LLC, Cactus Inc. operates and controls all of the business and affairs of Cactus LLC, and conducts its business through Cactus LLC and its subsidiaries. As a result, Cactus Inc. consolidates the financial results of Cactus LLC and its subsidiaries and reports non-controlling interest related to the portion of CW Units not owned by Cactus Inc., which reduces net income attributable to Cactus Inc.’s Class A stockholders. As of March 31, 2018, Cactus Inc. owned 35.3% of Cactus LLC.

Tax Receivable Agreement

In connection with our IPO, we entered into a tax receivable agreement (the “TRA”) with certain direct and indirect owners of CW Units (the “TRA Holders”). The TRA generally provides for the payment by Cactus Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. Cactus Inc. will retain the benefit of the remaining 15% of these net cash savings. See Note 2 for further details of the TRA.

Reorganization

In connection with our IPO, we completed a series of reorganization transactions (the “Reorganization”), including the following:

(a)	all of the membership interests in Cactus LLC were converted into a single class of CW Units;
(b)	Cactus Inc. contributed the net proceeds of our IPO to Cactus LLC in exchange for 23,000,000 CW Units;
(c)

Cactus LLC used the net proceeds of our IPO that it received from Cactus Inc. to repay the borrowings outstanding, plus accrued interest, under its term loan facility and to redeem 8,667,841 CW Units from the owners thereof;

(d)

Cactus Inc. issued and contributed a total of 51,889,772 shares of its Class B common stock, par value $0.01 per share, equal to the number of outstanding CW Units held by the owners thereof following the redemption described in (c) above to Cactus LLC (the Class B common stock has no economic interest and does not share in cash dividends or liquidation rights, but entitles its holders to one vote on all matters to be voted on by Cactus’ shareholders generally);

(e)

Cactus LLC distributed to each of the owners that continued to own CW Units following our IPO one share of Class B common stock for each CW Unit such owner held following the redemption described in (c) above;

(f)	Cactus Inc. contributed the net proceeds from the exercise of the Option to Cactus LLC in return for 3,450,000 additional CW Units, and
(g)	Cactus LLC used the net proceeds from the Option to redeem 3,450,000 CW Units from the owners thereof, and Cactus Inc. canceled a corresponding number of shares of Class B common stock.

As of March 31, 2018, there were 26,450,000 shares of Class A common stock and 48,439,772 shares of Class B common stock issued and outstanding.

Other IPO related items

In conjunction with our IPO, we also:

(a)wrote off $2.2 million of prepaid IPO costs incurred in 2017 as a reduction of additional paid-in capital;

(b)wrote off $4.3 million in unamortized debt discount and deferred loan costs related to the repayment of the term loan;

(c)issued 737,493 shares of restricted stock units and began recording stock-based compensation;

(d)recorded a deferred tax asset of $74.1 million related to the step-up in basis, a liability from the TRA of $63.0 million representing 85% of the expected net cash tax savings from the step-up in basis that will be paid to TRA Holders, and recorded $11.1 million as additional paid-in capital;

(e)reset the previous accumulated deficit in Cactus LLC to zero;  and

(f)recorded $130.9 million of non-controlling interest representing the portion of CW Units not owned by Cactus Inc.

Prior to our IPO, on January 25, 2018, Cactus LLC paid a cash distribution of $26.0 million to pre-IPO owners. This distribution was funded by borrowing under the revolving credit facility. The purpose of the distribution was to provide funds to these owners to pay their federal and state tax liabilities associated with taxable income recognized by them for periods prior to the completion of our IPO as a result of their ownership interests in Cactus LLC. The borrowings under the revolving credit facility were repaid as of March 31, 2018.

2.   Preparation of Interim Financial Statements and Other Items

Basis of Presentation

The unaudited and condensed consolidated financial statements (“consolidated financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements include the accounts of Cactus Inc. and its wholly owned subsidiaries for interim financial information. Accordingly, these consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our Annual Report for Form 10‑K for the year ended December 31, 2017. All significant intercompany transactions and balances have been eliminated upon consolidation.

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature, unless otherwise disclosed, necessary for a fair statement of the consolidated financial statements for the interim periods. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

As discussed in Note 1, as a result of our IPO and Reorganization, Cactus Inc. is the sole managing member of Cactus LLC and consolidates entities in which it has a controlling financial interest. The Reorganization was considered a transaction between entities under common control. As a result, the financial statements for periods prior to our IPO and the Reorganization have been adjusted to combine the previously separate entities for presentation purposes. However, Cactus Inc. had no operations or assets and liabilities prior to our IPO. As such, for periods prior to the completion of our IPO, the consolidated financial statements represent the historical financial position and results of operations of Cactus LLC and its subsidiaries. For periods after the completion of our IPO, the financial position and results of operations include those of Cactus and report the non-controlling interest related to the portion of CW Units not owned by Cactus Inc.

Limitation of Members’ Liability

Under the terms of the First Amended and Restated Limited Liability Company Operating Agreement, dated as of January 29, 2018 of Cactus LLC (the “LLC Agreement”), the members of Cactus LLC are not obligated for debt, liabilities, contracts or other obligations of Cactus LLC. Profits and losses are allocated to members as defined in the LLC Agreement.

Policy for Interim Period Tax Allocation

For interim income tax reporting we estimate our annual effective tax rate and apply it to our year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. Our IPO closed on February 12, 2018, and the annual effective tax rate was determined considering the periods before and after our IPO. Accordingly, net income attributable to non-controlling interest includes its share of respective income tax expense, which is not subject to U.S. federal and state income tax expense, and net income attributable to Cactus Inc. includes its share of respective income tax expense, which does include U.S. federal and state income tax expense. As of March 31, 2018, Cactus Inc. owned 35.3% of Cactus LLC and non-controlling interest owned 64.7% of Cactus LLC.

Income Taxes

Cactus Inc. is a corporation and is subject to U.S. federal as well as state income tax related to its ownership percentage in Cactus LLC.

Cactus LLC is a limited liability company treated as a partnership for U.S. federal income tax purposes and files a U.S. Return of Partnership Income, which includes both our U.S. and foreign operations. Consequently, the members of Cactus LLC are taxed individually on their share of earnings for U.S. federal and state income tax purposes. Additionally, our operations in both Australia and China are subject to local country income taxes.

The provision for income tax for the three months ended March 31, 2018 consisted of:

Three Months Ended March 31,
2018
Current:
Federal	$211
State	240
Foreign	238
Total current income taxes	689
Deferred:
Federal	762
State	128
Foreign	73
Total deferred income taxes	963
Total provision for income taxes	$1,652

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

Three Months Ended March 31,
2018
Income taxes at 21% statutory tax rate	$5,893
Net difference resulting from:
Profit of Cactus LLC Pre-IPO not subject to U.S. federal tax	(2,808)
Profit of non-controlling interest not subject to U.S. federal tax	(1,926)
Foreign earnings subject to different tax rates	50
State income taxes	318
Foreign withholding taxes	73
Change in valuation allowance	(20)
Other	72
Total provision for income taxes	$1,652

Stock-based Compensation

We measure the cost of equity-based awards based on the grant-date fair value and we allocate the compensation expense over the corresponding service period, which is usually the vesting period, using the straight-line method. All grant date fair value is expensed immediately for awards that are fully vested as of the grant date.

In conjunction with our IPO, we granted 737,493 restricted stock unit awards with a grant date fair value of $19.00. The majority of these awards vest over a three year period.  During the three months ended March 31, 2018, we recorded $0.8 million of stock-based compensation expense mostly included in selling, general and administrative expenses.  As of March 31, 2018, there was $13.2 million of unrecognized compensation cost related to these unvested restricted stock unit awards, which is expected to be recognized over a weighted average period of 2.8 years.

Significant Customers

For the three months ended March 31, 2018, Cactus had one customer that represented 11% of consolidated revenues. No other customer represented 10% or more of consolidated revenues during this period. For the three months ended March 31, 2017, Cactus had two customers each representing 10% or more of consolidated revenues, whose combined revenues represented approximately 21% of consolidated revenues. There were no other customers representing 10% or more of consolidated revenues during this period.

Significant Vendors

We purchase a significant portion of supplies, equipment and machined components from a single vendor. For the three months ended March 31, 2018 and 2017, purchases from this vendor totaled $10.4 million and $6.4 million, respectively. These figures represent approximately 21% and 20% for the respective periods, of total third party vendor purchases of raw materials, finished products, equipment, machining and other services. Amounts due to the vendor included in accounts payable in the consolidated balance sheets as of March 31, 2018 and December 31, 2017 totaled $7.2 million and $7.4 million, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to estimated losses on accounts receivables, estimated realizable value on excess and obsolete inventory, estimates related to fair value of reporting units for purposes of assessing goodwill and other indefinite-lived intangible assets for impairment and estimates of deferred tax assets related to the step-up in basis under the TRA and the associated liability under the TRA. Actual results could differ from those estimates.

Tax Receivable Agreement

Pursuant to the LLC Agreement, each TRA Holder will, subject to certain limitations, have the right (the “Redemption Right”) to cause Cactus LLC to acquire all or at least a minimum portion of its CW Units for, at Cactus LLC’s election, (x) shares of our Class A common stock at a redemption ratio of one share of Class A common stock for each CW Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions, or (y) an equivalent amount of cash. Alternatively, upon the exercise of the Redemption Right, Cactus Inc. (instead of Cactus LLC) will have the right (the “Call Right”) to acquire each tendered CW Unit directly from the exchanging TRA Holder for, at its election, (x) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, or (y) an equivalent amount of cash. In connection with any redemption of CW Units pursuant to the Redemption Right or our Call Right, the corresponding number of shares of Class B common stock will be canceled.

Cactus LLC has made for itself (and for each of its direct or indirect subsidiaries that is treated as a partnership for U.S. federal income tax purposes and that it controls) an election under Section 754 of the Internal Revenue Code (the “Code”) that will be effective for 2018 and each taxable year in which a redemption of CW Units pursuant to the Redemption Right or the Call Right occurs. Pursuant to the Section 754 election, redemptions of CW Units pursuant to the Redemption Right or the Call Right are expected to result in adjustments to the tax basis of the tangible and intangible assets of Cactus LLC. These adjustments will be allocated to Cactus Inc. Such adjustments to the tax basis of the tangible and intangible assets of Cactus LLC would not have been available to Cactus Inc. absent its acquisition or deemed acquisition of CW Units pursuant to the exercise of the Redemption Right or the Call Right. In addition, the repayment of borrowings outstanding under the Cactus LLC term loan facility resulted in adjustments to the tax basis of the tangible and intangible assets of Cactus LLC, a portion of which was allocated to Cactus Inc.

These basis adjustments are expected to increase (for tax purposes) Cactus Inc.’s depreciation, depletion and amortization deductions and may also decrease Cactus Inc.’s gains (or increase its losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Such increased deductions and losses and reduced gains may reduce the amount of tax that Cactus Inc. would otherwise be required to pay in the future.

The TRA will generally provide for the payment by Cactus Inc. to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances as a result of (i) certain increases in tax basis that occur as a result of Cactus Inc.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s CW Units in connection with our IPO or pursuant to the exercise of the Redemption Right or the Call Right, (ii) certain increases in tax basis resulting from the repayment of borrowings outstanding under Cactus LLC’s term loan facility and (iii) imputed interest deemed to be paid by Cactus Inc. as a result of, and additional tax basis arising from, any payments Cactus Inc. makes under the TRA. We will retain the benefit of the remaining 15% of the cash savings.

The payment obligations under the TRA are Cactus Inc.’s obligations and not obligations of Cactus LLC, and we expect that the payments we will be required to make under the TRA will be substantial. We have determined that it is more likely than not that actual cash tax savings will be realized by Cactus Inc. from the tax benefits resulting from the Reorganization and our IPO. Accordingly, the TRA is expected to result in future payments, and we have recorded a liability from the TRA of $63.0 million included in the consolidated balance sheet as of March 31, 2018.  Estimating the amount and timing of payments that may become due under the TRA is by its nature imprecise. For purposes of the TRA, net cash savings in tax generally will be calculated by comparing Cactus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) to the amount it would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRA. The amounts payable, as well as the timing of any payments under the TRA, are dependent upon significant future events and assumptions, including the timing of the redemption of CW Units, the price of our Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming unit holder’s tax basis in its CW Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future and the U.S. federal income tax rate then applicable, and the portion of Cactus Inc.’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis.

The accounting under the TRA for any exchanges of CW Units subsequent to the Reorganization will follow the same procedures as described above.

A delay in the timing of redemptions of CW Units, holding other assumptions constant, would be expected to decrease the discounted value of the amounts payable under the TRA as the benefit of the depreciation and amortization deductions would be delayed and the estimated increase in tax basis could be reduced as a result of allocations of Cactus LLC taxable income to the redeeming unit holder prior to the redemption. Stock price increases or decreases at the time of each redemption of CW Units would be expected to result in a corresponding increase or decrease in the undiscounted amounts payable under the TRA in an amount equal to 85% of the tax-effected change in price. The amounts payable under the TRA are dependent upon Cactus Inc. having sufficient future taxable income to utilize the tax benefits on which it is required to make payments under the TRA. If Cactus Inc.’s projected taxable income is significantly reduced, the expected payments would be reduced to the extent such tax benefits do not result in a reduction of Cactus Inc.’s future income tax liabilities.

It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding liability from the TRA. Moreover, there may be a negative impact on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the TRA exceed the actual benefits we realize in respect of the tax attributes subject to the TRA or (ii) distributions to Cactus Inc. by Cactus LLC are not sufficient to permit Cactus Inc. to make payments under the TRA after it has paid its taxes and other obligations. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus LLC or Cactus Inc.

In addition, although we are not aware of any issue that would cause the Internal Revenue Service (“IRS”) or other relevant tax authorities to challenge potential tax basis increases or other tax benefits covered under the TRA, the TRA Holders will not reimburse us for any payments previously made under the TRA if such basis increases or other benefits are subsequently disallowed, except that excess payments made to any such holder will be netted against payments otherwise to be made, if any, to such holder after our determination of such excess. As a result, in such circumstances, Cactus Inc. could make payments that are greater than its actual cash tax savings, if any, and may not be able to recoup those payments.

We account for any amounts payable under the TRA in accordance with Accounting Standard Codification (“ASC”) Topic 450, Contingencies (“ASC 450”). We will recognize subsequent changes to the measurement of the liability from the TRA in the income statement as a component of income before taxes. In the case of any changes to any valuation allowance associated with the underlying tax asset, given the link between the tax savings generated and the recognition of the liability from the TRA (i.e., one is recorded based on 85% of the other), and the explicit guidance in ASC 740-20-45-11(g) which requires that subsequent changes in a valuation allowance established against deferred tax assets that arose due to change in tax basis as a result of a transaction among or with shareholders to be recorded in the income statement as opposed to equity, we believe recording of the corollary adjustment to the liability from the TRA in the income statement is appropriate.

The term of the TRA commenced upon completion of our IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we exercise our right to terminate the TRA. In the event that the TRA is not terminated, the payments under the TRA are anticipated to commence in 2019 and to continue for 16 years after the date of the last redemption of CW Units. Accordingly, it is expected that payments will continue to be made under the TRA for more than 25 years. If we elect to terminate the TRA early (or it is terminated early due to certain mergers, asset sales, other forms of business combinations or other changes of control), our obligations under the TRA would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the TRA (determined by applying a discount rate of one-year LIBOR plus 150 basis points) and such payment is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the TRA, including the assumptions that (i) we have sufficient taxable income to fully utilize the tax benefits covered by the TRA and (ii) any CW Units (other than those held by Cactus Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates. Assuming no material changes in the relevant tax law, we expect that if the TRA were terminated as of March 31, 2018, the estimated termination payments, based on the assumptions discussed above, would be approximately $304.6 million (calculated using a discount rate equal to one-year LIBOR plus 150 basis points, applied against an undiscounted liability of $430.1 million).

The TRA provides that in the event that we breach any of our material obligations under the TRA, whether as a result of (i) our failure to make any payment when due (including in cases where we elect to terminate the TRA early, the TRA is terminated early due to certain mergers, asset sales, or other forms of business combinations or changes of control or we have available cash but fail to make payments when due under circumstances where we do not have the right to elect to defer the payment, as described below), (ii) our failure to honor any other material obligation under it or (iii) by operation of law as a result of the rejection of the TRA in a case commenced under the U.S. Bankruptcy Code or otherwise, then the TRA Holders may elect to treat such breach as an early termination, which would cause all our payment and other obligations under the TRA to be accelerated and become due and payable applying the same assumptions described above.

As a result of either an early termination or a change of control, we could be required to make payments under the TRA that exceed our actual cash tax savings under the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control.

Decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by the TRA Holders under the TRA. For example, the earlier disposition of assets following a redemption of CW Units may accelerate payments under the TRA and increase the present value of such payments, and the disposition of assets before a redemption of CW Units may increase the TRA Holders’ tax liability without giving rise to any rights of the TRA Holders to receive payments under the TRA. Such effects may result in differences or conflicts of interest between the interests of the TRA Holders and other shareholders.

Payments generally are due under the TRA within five business days following the finalization of the schedule with respect to which the payment obligation is calculated. However, interest on such payments will begin to accrue from the due date (without extensions) of our U.S. federal income tax return for the period to which such payments relate until such payment due date at a rate equal to one-year LIBOR plus 150 basis points. Except in cases where we elect to terminate the TRA early or it is otherwise terminated as described above, generally we may elect to defer payments due under the TRA if we do not have available cash to satisfy our payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date at a rate of one-year LIBOR plus 550 basis points. However, interest will accrue from the due date for such payment until the payment date at a rate of one-year LIBOR plus 150 basis points if we are unable to make such payment as a result of limitations imposed by our credit agreement. We have no present intention to defer payments under the TRA.

Because we are a holding company with no operations of our own, our ability to make payments under the TRA is dependent on the ability of Cactus LLC to make distributions to us in an amount sufficient to cover our obligations under the TRA. This ability, in turn, may depend on the ability of Cactus LLC’s subsidiaries to make distributions to it. The ability of Cactus LLC, its subsidiaries and other entities in which it directly or indirectly holds an equity interest to make such distributions will be subject to, among other things, the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and restrictions in relevant debt instruments issued by Cactus LLC or its subsidiaries and other entities in which it directly or indirectly holds an equity interest. Additionally, distributions made by Cactus LLC generally require pro-rata distribution among all its members, which could be significant. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid.

Emerging Growth Company status

Cactus is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which our total annual gross revenue is at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter (following twelve months from our IPO), and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise generally applicable to public companies. We have irrevocably opted out of the extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Recent Accounting Pronouncements

Standards Adopted

In August 2016, the FASB issued ASU No. 2016-15, Cash Flow Statement (Topic 250). This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice, including: debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments or other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We adopted this ASU on January 1, 2018. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the current revenue recognition guidance. The ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard will be effective for public companies for the fiscal years beginning after December 31, 2017 using one of two retrospective application methods. We adopted this ASU on January 1, 2018 using the modified retrospective method. The adoption of this pronouncement did not have a material impact on our consolidated financial statements. See Note 5.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this standard provide a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is allowed for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance.

Entities will be required to apply the guidance prospectively when adopted. We adopted this ASU on January 1, 2018. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Upon adoption of the new guidance, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The new guidance will be effective for fiscal years beginning after December 15, 2018. We are currently evaluating the impact this pronouncement will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other, which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this pronouncement will have on our consolidated financial statements.

3.   Inventories

Inventories consists of the following:

	March 31,	December 31,
	2018	2017
Raw materials	$1,378	$1,532
Work-in-progress	4,012	3,590
Finished goods	64,143	59,328
	$69,533	$64,450

4.   Long-term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2018	2017
Term Loan	$—	$248,529
Less:
Current portion	—	(2,568)
Unamortized debt discount and deferred loan costs	—	(4,524)
Long-term debt, net	$—	$241,437

On July 31, 2014, Cactus LLC entered into a credit agreement collateralized by substantially all of its assets (the “Credit Agreement”), consisting of a $275.0 million Tranche B term loan (the “Term Loan”) and $50.0 million revolving credit facility with a $10.0 million sublimit for letters of credit (the “Revolving Loans”). In conjunction with the completion of our IPO in February 2018, we repaid the Term Loan in full. There was $248.5 million outstanding on the Term Loan as of December 31, 2017. As of March 31, 2018 and December 31, 2017, no amounts were outstanding on the Revolving Loans and no letters of credit were outstanding. We may borrow and repay the Revolving Loans in accordance with the terms of the Credit Agreement. A commitment fee is payable quarterly on the unused portion of the revolving credit facility. Interest on the Revolving Loans is payable in arrears for each draw fixed at an adjusted base rate plus an applicable margin, as defined in the Credit Agreement. At March 31, 2018 there was no accrued interest and December 31, 2017 included $0.2 million of accrued interest within accrued expenses, on the consolidated balance sheets. The Revolving Loans portion of the Credit Agreement matures on July 31, 2019. Amounts outstanding under the Credit Agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, in accordance with the terms of the Credit Agreement and subject to breakage and similar costs.

The Credit Agreement contains various restrictive covenants that may limit our ability to incur additional indebtedness and liens, make or declare dividends, or enter into certain transactions, and contains a total leverage financial covenant related only to the Revolving Loans once a total of $15.0 million or more has been drawn on the Revolving Loans. Based on this total leverage financial covenant, availability under the revolving credit facility can be limited to $15.0 million. At March 31, 2018, we had access to the full $50.0 million revolving credit facility capacity. At March 31, 2018 and December 31, 2017, we were in compliance with the covenants in the Credit Agreement.

At March 31, 2018, the applicable margin on our Revolving Loans was 2.75% with an adjusted base rate of one or three month LIBOR. At December 31, 2017, the weighted average interest rate for the borrowings under the Credit Agreement was 7.3%.

Loss on debt extinguishment

For the three months ended March 31, 2018, we recorded a $4.3 million loss on early extinguishment of debt in conjunction with the repayment of the Term Loan with a portion of the net proceeds from our IPO. The loss consists of the write-off of the unamortized balance of debt discount and deferred loan costs of $2.1 million and $2.2 million, respectively. The loss on debt extinguishment is included under other income (expense), net, in the consolidated statements of income.

5.   Revenue

Accounting Policy

We account for revenue in accordance with Topic 606, which we adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. Furthermore, we expect the impact of the adoption of the new standard to be immaterial to our revenue and gross profit on an ongoing basis.  We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Revenue Recognition

The majority of our revenues are derived from short term contracts.  Product sales generally do not include right of return or other significant post-delivery obligations.  Revenues are recognized when we satisfy a performance obligation by transferring control of the promised goods or services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration we expect to be entitled to in exchange for those goods or services.  We also assess our customer’s ability and intention to pay, which is based on a variety of factors including our customer’s historical payment experience and financial condition. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 days.  Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We elected to treat shipping and handling associated with outbound freight as a fulfillment cost instead of as a separate performance obligation. We recognize the cost for shipping and handling when incurred as an expense in cost of sales.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer under Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts with customers contain a single performance obligation to provide agreed-upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. In accordance with Topic 606, we do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

All of our contracts are less than one year in duration.  We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into three revenue categories: i) product revenues, ii) rental revenues and iii) field service and other revenues.  Approximately 99% of our revenues are from the United States.  For the three months ended March 31, 2018, we derived 51% of our total revenues from the sale of our products, 25% of our total revenues from rental and 24% of our total revenues from field service and other.

Contract Balances

We perform our obligations under contracts with our customers by transferring services and products in exchange for consideration. The timing of our performance often differs from the timing of invoicing and our customer’s payment, which results in the recording of unbilled revenue and deferred revenue. Amounts in the consolidated balance sheet as of March 31, 2018 representing unbilled revenue within accounts receivable, net, were $24.3 million and amounts representing deferred revenue within accrued expenses and other current liabilities were $1.1 million. This compares to an unbilled revenue balance of $24.7 million and a deferred revenue balance of $0.8 million as of December 31, 2017.

Contract Costs

We do not incur any material costs of obtaining contracts.

6.   Related Party Transactions

Prior to our IPO, we were party to a management services agreement with two Cactus LLC members, whereby Cactus paid an annual management fee totaling approximately $0.3 million, payable in four installments, each to be paid quarterly in advance, prorated for any partial year. In conjunction with our IPO, the management services agreement terminated pursuant to its terms.  Management fee expense totaled less than $0.1 million for each of the three months ended March 31, 2018 and 2017. There were no outstanding balances due as of March 31, 2018 or December 31, 2017 under the management services agreement.

From time to time, we rent a plane under dry-lease from a company owned by a member of Cactus LLC. These transactions  are under short-term rental arrangements. During the three months ended March 31, 2018 and 2017, expense recognized in connection with these rentals totaled less than $0.1 million, respectively. As of March 31, 2018, and December 31, 2017, we owed less than $0.1 million, respectively, to the related party which are included in accounts payable in the consolidated balance sheets.

We are also party to a TRA with certain direct and indirect holders of CW Units, including certain of our officers, directors and employees. These TRA Holders have the right in the future to receive 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize.

7.   Commitments and Contingencies

Operating Leases and Capital Leases

We lease certain facilities, vehicles, equipment, office and manufacturing space under noncancelable operating leases which expire at various dates through 2029. We are also party to a significant number of month-to-month leases that can be canceled at any time. Total rent expense related to operating leases for the three months ended March 31, 2018 and 2017 was approximately $1.8 million and $1.7 million, respectively.

We also lease vehicles under capital leases. These leases are typically three years in duration and have no guaranteed residual values. Amounts included within property and equipment under capital leases as of March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
Cost	$18,591	$15,557
Accumulated depreciation	(3,838)	(2,672)
Net	$14,753	$12,885

The following table presents our contractual obligations for the periods subsequent to March 31, 2018, including future minimum annual lease payments, including executory costs and interest, and the payments of the liability related to the TRA:

	Operating Leases	Capital Leases	Liability related to TRA	Total
Remainder of 2018	$4,376	$4,732	$—	$9,108
2019	4,206	6,420	5,840	16,466
2020	3,782	4,461	3,168	11,411
2021	3,095	494	3,255	6,844
2022	2,043	—	3,331	5,374
Thereafter	4,960	—	47,395	52,355
	$22,462	$16,107	$62,989	$101,558

Legal Contingencies

We are involved in various disputes arising in the ordinary course of business. Management does not believe the outcome of these disputes will have a material adverse effect on our consolidated financial position or consolidated results of operations.

8.   Employee Benefit Plans

401K Plan

Our employees within the United States are eligible to participate in a 401(k) plan (the “Plan”) sponsored by us. These employees are eligible to participate upon employment hire date and obtaining the age of eighteen. All eligible employees may contribute a percentage of their compensation subject to a maximum imposed by the Internal Revenue

Code. We match 100% of the first 3% of gross pay contributed by each employee and 50% of the next 4% of gross pay contributed by each employee. We may also make additional non-elective employer contributions at our discretion under the Plan. Similar benefit plans exist for employees of our foreign subsidiaries. For the three months ended March 31, 2018 and 2017, employer matching contributions totaled $0.8 million and $0.4 million, respectively. Historically, we have not made non-elective employer contributions under the Plan.

9.   Supplemental Cash Flow Information

Non-cash investing and financing activities were as follows:

	Three Months Ended March 31,
	2018	2017
Property and equipment acquired under capital lease	$3,092	$2,046
Property and equipment in payables	4,512	579

In conjunction with our IPO, we issued and contributed shares of Class B common stock to owners of CW Units equal to the number of outstanding CW Units held by the owners thereof. The Class B common stock has no economic interest and does not share in cash dividends or liquidation rights.

10.      Earnings Per Share

Basic earnings per share of Class A common stock is calculated by dividing the net income attributable to Cactus Inc. for the period from February 12, 2018 through March 31, 2018, the period following the Reorganization and IPO, by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share of Class A common stock is calculated by dividing the net income attributable to Cactus Inc. during that period by the weighted average number of common shares outstanding assuming all potentially dilutive shares were issued.

Dilution for the period includes the effect of unvested restricted stock units under the treasury method assuming that the proceeds will be used to purchase shares of Class A common stock.

There were no shares of Class A common stock or Class B common stock outstanding prior to February 12, 2018, therefore no earnings per share information has been presented for any period prior to that date.

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to Cactus Inc.	$3,753	$—
Denominator:
Weighted average Class A shares outstanding—basic	26,450	—
Effect of dilutive shares (1)	198
Weighted average Class A shares outstanding—diluted (1)	26,648	—

Earnings per Class A Share—basic	$0.14	$—
Earnings per Class A Share—diluted (1)	$0.14	$—

(1)	Diluted earnings per share for the periods presented excludes 48,439,772 shares of Class B common stock as the effect would be anti-dilutive.

.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise indicated or required by the context, all references in this Quarterly Report to the “Company,” “Cactus,” “we,” “us” and “our” refer to (i) Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries (including Cactus LLC) following the completion of our initial public offering on February 12, 2018 (our “IPO”), unless we state otherwise or the context otherwise requires and (ii) Cactus Wellhead, LLC (“Cactus LLC”) and its consolidated subsidiaries prior to the completion of our IPO. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” and included elsewhere in this Quarterly Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

Executive Summary

We design, manufacture, sell and rent a range of highly engineered wellhead and pressure control equipment. Our products are sold and rented principally for onshore unconventional oil and gas wells and are utilized during the drilling, completion (including fracturing) and production phases of our customers’ wells. In addition, we provide field services for all of our products and rental items to assist with the installation, maintenance and handling of the wellhead and pressure control equipment.

Our principal products include our Cactus SafeDrill™ wellhead systems, as well as frac stacks, zipper manifolds and production trees that we design and manufacture. Every oil and gas well requires a wellhead, which is installed at the onset of the drilling process and which remains with the well through its entire productive life. The Cactus SafeDrill™ wellhead systems employ technology which allows technicians to land and secure casing strings more safely from the rig floor reducing the need to descend into the cellar. We believe we are a market leader in the application of such technology, with thousands of our products sold and installed across the United States since 2011. During the completion phase of a well, we rent frac stacks, zipper manifolds and other high‑pressure equipment that are used for well control and for managing the transmission of frac fluids and proppants during the hydraulic fracturing process. These severe service applications require robust and reliable equipment. For the subsequent production phase of a well, we sell production trees that regulate hydrocarbon production, which are installed on the wellhead after the frac stack has been removed. In addition, we provide mission‑critical field services for all of our products and rental items, including 24‑hour service crews to assist with the installation, maintenance and safe handling of the wellhead and pressure control equipment. Finally, we provide repair services for all of the equipment that we sell or rent.

Our innovative wellhead products and pressure control equipment are developed internally. We believe our close relationship with our customers provides us with insight into the specific issues encountered in the drilling and completion processes, allowing us to provide them with highly tailored product and service solutions. We have achieved significant market share, as measured by the percentage of total active U.S. onshore rigs that we follow (which we define as the number of active U.S. onshore drilling rigs to which we are the primary provider of wellhead products and corresponding services during drilling), and brand name recognition with respect to our engineered products, which we believe is due to our focus on safety, reliability, cost effectiveness and time saving features. We optimize our products for pad drilling (i.e., the process of drilling multiple wellbores from a single surface location) to reduce rig time and provide operators with significant efficiencies that translate to cost savings at the wellsite.

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

The total average U.S. onshore rig count for 2017 as reported by Baker Hughes was 852 rigs, a material increase relative to the 2016 average of 485 rigs. The December 2017, January 2018,  February 2018 and March 2018 monthly averages were 909, 920, 959 and 974 rigs, respectively.

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

The key market factor of our product sales is the number of wells drilled, as each well requires an individual wellhead assembly, and after completion, the installation of an associated production tree. We measure our product sales activity levels versus our competitors’ by the number of rigs that we are supporting on a monthly basis as a proxy for wells drilled. Each active drilling rig produces different levels of revenue based on the customer’s drilling plan, which includes factors such as the number of wells drilled per pad, the time taken to drill each well, the number and size of casing strings, the working pressure, material selection and the complexity of the wellhead system chosen by the customer and the rate at which production trees are eventually deployed. All of these factors are influenced by the oil and gas region in which our customer is operating. While these factors may lead to differing revenues per rig, they allow us to forecast our product needs and anticipated revenue levels based on general trends in a given region and with a specific customer.

Our rental revenues are primarily dependent on the number of wells completed (i.e., hydraulically fractured) and the number of fracture stages per well. Rental revenues and prices are more dependent on overall industry activity levels in the short‑term than product sales. This is due to the more competitive and price‑sensitive nature of the rental market with more participants having access to completions‑focused rental equipment. Pricing has also historically been impacted with the move from dayrate pricing to stage‑based pricing in the hydraulic fracturing market. This had a follow‑on effect to the rental pricing of completions‑focused pressure control equipment, as problems experienced with rental equipment did not have as significant a cost impact as they did prior to 2015 and 2016 to the E&P operator under dayrate pricing. We believe that as the market increases in activity levels and as capacity becomes more constrained due to cannibalization of both rental and hydraulic fracturing service equipment, the pricing of completions‑focused pressure control rental equipment will be less of a factor due to a renewed focus on availability, reliability and quality. Furthermore, we believe that the current number of drilled but uncompleted wells (“DUCs”) and any increases thereto could ultimately provide additional opportunities although we recognize that not all DUCs may be completed.

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

How We Generate Our Revenues

Our revenues are derived from three sources: products, rentals, and field service and other. Product revenues are primarily derived from the sale of wellhead systems and production trees. Rental revenues are primarily derived from the rental and associated repair of equipment used for well control during the completion process as well as the rental of drilling tools. Field service and other revenues are primarily earned when we provide installation and other field services for both product sales and equipment rental. Additionally, other revenues are derived from providing repair and reconditioning services to customers that have previously installed our products on their wellsite. Items sold or rented generally have an associated service component. As a result, there is some level of correlation between field service and other revenues and revenues from product sales and rentals.

In the three months ended March 31, 2018, we derived 51% of our total revenues from the sale of our products, 25% of our total revenues from rental and 24% of our total revenues from field service and other. In the three months ended March 31, 2017, we derived 57% of our total revenues from the sale of our products, 22% of our total revenues from rental and 21% of our total revenues from field service and other. We have predominantly domestic operations, with 99% of our total sales for the three months ended March 31, 2018 and 2017, respectively, earned from U.S. operations.

Substantially all of our sales are made on a call‑out basis, wherein our clients issue requests for goods and/or services as their operations require. Such goods and/or services are most often priced in accordance with a preapproved price list.

Generally, we attempt to raise prices as our costs increase or additional features are provided. However, the actual pricing of our products and services is impacted by a number of factors, including competitive pricing pressure, the level of utilized capacity in the oil service sector, capital discipline within our client base, maintenance of market share and general market conditions.

Costs of Conducting Our Business

The principal elements of cost of sales for products are the direct and indirect costs to manufacture and supply the product, including labor, materials, machine time, lease expense related to our facilities and freight. The principal elements of cost of sales for rentals are the direct and indirect costs of supplying rental equipment, including depreciation, repairs specifically performed on such rental equipment and freight. The principal elements of cost of sales for field service and other are labor, equipment depreciation and repair, equipment lease expense, fuel and supplies.

Selling, general and administrative expense is comprised of costs such as sales and marketing, engineering expenses, general corporate overhead, business development expenses, compensation expense, IT expenses, safety and environmental expenses, legal and professional expenses and other related administrative functions.

Interest expense, net is comprised primarily of interest expense associated with our term loan facility, revolving credit facility and capital leases. A portion of the net proceeds of our IPO were used to repay the borrowings outstanding under our term loan facility in February 2018.

Factors Affecting the Comparability of Our Financial Condition and Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:

•

Selling, General and Administrative Expenses. We expect to incur additional selling, general and administrative expenses as a result of being a publicly traded company. These costs include expenses associated with our annual and quarterly reporting, tax return preparation expenses, Sarbanes‑Oxley compliance expenses, audit fees, legal fees, directors and officers insurance, investor relations expenses, TRA administration expenses and registrar and transfer agent fees. We also expect to incur greater stock-based compensation expense related to equity awards granted by Cactus Inc. These increases in selling, general and administrative expenses are not reflected in our historical financial statements prior to our IPO, other than a portion of these costs incurred in 2017 in preparation of becoming a public company and historical compensation expense related to equity awards granted as a private company.

•

Corporate Reorganization. The historical consolidated financial statements are based on the financial statements of our accounting predecessor, Cactus LLC and its subsidiaries, prior to our reorganization in connection with our IPO. As a result, the historical consolidated financial data may not provide an accurate indication of what our actual results would have been if such transactions had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. In addition, we entered into a TRA with the TRA Holders. This agreement generally provides for the payment by us to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize or are deemed to realize in certain circumstances in periods after our IPO as a result of certain increases in tax basis and imputed interest. We will retain the benefit of the remaining 15% of such net cash savings. See Note 2 of the Notes to Consolidated Financial Statements

•

Income Taxes. Cactus Inc. is a corporation under Internal Revenue Code (the “Code”) and is subject to U.S. federal income taxes (currently at a statutory rate of 21% of pretax earnings, as adjusted by the Code), as well as state, local and franchise income taxes, on its share of income of Cactus LLC. Consequently, we will report income tax expense or benefit attributable to U.S. federal income taxes for periods following our IPO. Our accounting predecessor is a limited liability company that is treated as a partnership for U.S. federal income tax purposes, and therefore is not subject to U.S. federal income taxes. Accordingly, no provision for U.S. federal income taxes has been provided for in our historical results of operations prior to our IPO because taxable income was passed through to Cactus LLC’s members.

•

Long‑Term Incentive Plan. To incentivize individuals providing services to us or our affiliates, our board adopted a long‑term incentive plan prior to the completion of our IPO. The LTIP provides for the grant, from time to time, at the discretion of our board of directors or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock‑based awards, cash awards, substitute awards and performance awards. Any individual who is our officer or employee or an officer or employee of any of our affiliates, and any other person who provides services to us or our affiliates, including members of our board of directors, will be eligible to receive awards under the LTIP at the discretion of our board of directors. In connection with our IPO, we issued 0.7 million restricted stock unit awards, which will vest over one to three years, to certain of our directors, officers and employees. We will recognize stock-based compensation expense, starting in 2018, over the one to three-year vesting term related to this issuance.

•

Non-controlling Interest. As a result of our IPO and Reorganization, Cactus Inc. is the sole managing member of Cactus LLC and consolidates entities in which it has a controlling financial interest. The Reorganization was considered a transaction between entities under common control. As a result, the financial statements for periods prior to our IPO and the Reorganization have been adjusted to combine the previously separate entities for presentation purposes.  However, Cactus Inc. had no operations or assets and liabilities prior to our IPO.  As such, for periods prior to the completion of our IPO, the consolidated financial statements represent the historical financial position and results of operations of Cactus LLC and its subsidiaries. For periods after the completion of our IPO, the financial position and results of operations include those of Cactus and report the non-controlling interest related to the portion of CW Units not owned by Cactus Inc. All Class B common stock is held by non-controlling interest owners.

Consolidated Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$58,926	$33,038	$25,888	78.4%
Rental revenue	29,145	12,975	16,170	124.6
Field service and other revenue	27,039	12,490	14,549	116.5
Total revenues	115,110	58,503	56,607	96.8
Costs and expenses
Cost of product revenue	37,066	23,195	13,871	59.8
Cost of rental revenue	12,176	8,273	3,903	47.2
Cost of field service and other revenue	21,537	10,938	10,599	96.9
Selling, general and administrative expenses	9,114	6,103	3,011	49.3
Total costs and expenses	79,893	48,509	31,384	64.7
Income from operations	35,217	9,994	25,223	252.4

Interest expense, net	(2,852)	(4,986)	(2,134)	(42.8)
Other income (expense), net	(4,305)	—	4,305	100.0
Income before income taxes	28,060	5,008	23,052	460.3
Income tax expense	1,652	154	1,498	972.7
Net income	$26,408	$4,854	21,554	444.0

Revenues

Product revenue for the three months ended March 31, 2018 was $58.9 million, an increase of $25.9 million, or 78%, from $33.0 million for the three months ended March 31, 2017. The increase was primarily attributable to a significant increase in U.S. onshore activity compared to the first quarter 2017. The quarterly average U.S. onshore rig count increased 32% to 948 rigs for the three months ended March 31, 2018 compared to 719 for the same period in 2017. Additionally, the number of rigs followed by Cactus increased 53% to 250 during the first quarter 2018 compared to 163 rigs for the first quarter 2017. The term “rigs followed” represents the approximate number of active U.S. onshore drilling rigs to which we were the primary provider of wellhead products and corresponding services during drilling. Product revenue has historically tracked the rig count and has increased significantly due to the greater number of rigs and drilling activity conducted onshore in the U.S. We have also seen an increase in the sale of production trees as more wells are put on production.

Rental revenue for the three months ended March 31, 2018 was $29.1 million, an increase of $16.2 million, or 125%, from $13.0 million for the three months ended March 31, 2017. The change was primarily attributable to higher utilization related to increased demand placed on our rental fleet in which we have invested in during the preceding 12 months.

Field service and other revenue for the three months ended March 31, 2018 was $27.0 million, an increase of $14.5 million, or 117%, from $12.5 million for the three months ended March 31, 2017. The increase was primarily attributable to higher demand for these services following the increase in our product and rental revenue, as field service is closely correlated with both of these activities.

Costs and expenses

Cost of product revenue for the three months ended March 31, 2018 was $37.1 million, an increase of $13.9 million, or 60%, from $23.2 million for the three months ended March 31, 2017. The increase was largely attributable to an increase in product sales volume as a result of higher demand for our products as well as higher pricing on more advanced wellheads.

Cost of rental revenue for the three months ended March 31, 2018 was $12.2 million, an increase of $3.9 million, or 47%, from $8.3 million for the three months ended March 31, 2017. The increase was primarily due to higher depreciation expense and repair costs associated with a larger, more active fleet, for the three months ended March 31, 2018.

Cost of field service and other revenue for the three months ended March 31, 2018 was $21.5 million, an increase of $10.6 million, or 97%, from $10.9 million for the three months ended March 31, 2017. The increase was primarily attributable to higher payroll costs due to additional field personnel and higher operating costs due to activity increases.

Selling, general and administrative expense for the three months ended March 31, 2018 was $9.1 million, an increase of $3.0 million, or 49%, from $6.1 million for the three months ended March 31, 2017. The increase was primarily due to higher payroll and incentive compensation costs associated with the overall growth of Cactus, as well as higher stock-based compensation expense related to equity awards issued in conjunction with our IPO.

Interest expense, net. Interest expense, net for the three months ended March 31, 2018 was $2.9 million, a decrease of $2.1 million, or 43%, from $5.0 million for the three months ended March 31, 2017. The decrease is due to the repayment of our term loan in mid-February 2018 in connection with our IPO.

 Other income (expense), net. Other income (expense), net for the three months ended March 31, 2018 relates to a $4.3 million loss on debt extinguishment related to the write off of the unamortized balance of debt discount and deferred loan costs in connection with the repayment of our term loan with a portion of the net proceeds of our IPO.

Income tax expense. Cactus Inc. is subject to federal as well as state income tax on its share of income of Cactus LLC. Our operations prior to our IPO were not subject to U.S. federal income tax at an entity level. Income tax expense for the three months ended March 31, 2018 was $1.7 million (5.9% effective tax rate) compared to $0.2 million (3.1% effective tax rate) for the three months ended March 31, 2017. The change was primarily attributable to Cactus Inc. incurring U.S. federal income tax on its share of income of Cactus LLC during the period subsequent to our IPO in the first quarter of 2018. The effective tax rate is lower than the federal statutory rate of 21% as Cactus Inc. is only subject to federal and state income tax on its share of income of Cactus LLC. As of March 31, 2018, Cactus Inc. owned 35.3% of Cactus LLC.

Liquidity and Capital Resources

In February 2018, we completed our IPO. We received net proceeds of $469.6 million from the sale of 26,450,000 shares of Class A  common stock in our IPO (including the sale of 3,450,000 additional shares of Class A common stock pursuant to the exercise in full by the underwriters of their option to purchase additional shares of Class A common stock (the “Option”)). We contributed all of the net proceeds of our IPO and the Option to Cactus LLC in exchange for CW Units. Cactus LLC used (i) $251.0 million of the net proceeds to repay all of the borrowings outstanding, plus accrued interest, under our term loan facility and (ii) $216.4 million to redeem CW Units from certain direct and indirect owners of Cactus LLC. The remaining $2.2 million was held by Cactus LLC to cover previously paid offering expenses.

We expect that our primary sources of liquidity and capital resources will be cash flows generated by operating activities and borrowings under our revolving credit facility. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed.

Our ability to satisfy our liquidity requirements, including cash distributions to the holders of CW Units to fund their share of taxes of the partnership, depends on our future operating performance, which is affected by prevailing economic conditions, market conditions in the E&P industry, availability and cost of raw materials, and financial, business and other factors, many of which are beyond our control.

We currently estimate that our capital expenditures for the year ending December 31, 2018 will range from $50 million to $60 million, excluding acquisitions. We have begun accelerating and expanding our investments in frac equipment in response to increasing opportunities and client demands, and we expect to expand certain facilities. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, prevailing economic conditions, the condition of our existing assets, market conditions in the E&P industry, customers’ forecasts, demand volatility and company initiatives. We believe that our existing cash on hand, cash generated from operations and available borrowings under our revolving credit facility will be sufficient to meet working capital requirements, anticipated capital expenditures, expected cash distributions to the holders of CW Units and anticipated tax liabilities for at least the next 12 months.

At March 31, 2018 and December 31, 2017, we had approximately $7.9 million and $7.6 million, respectively, of cash and cash equivalents and $50.0 million and $50.0 million, respectively, of available borrowing capacity under our revolving credit facility. As of March 31, 2018, there were no borrowings outstanding under the revolving credit facility.

Prior to our IPO, on January 25, 2018, Cactus LLC paid a cash distribution of $26.0 million to its pre-IPO owners. This distribution was funded by borrowing under the revolving credit facility. The purpose of the distribution was to provide funds to these owners to pay their federal and state tax liabilities associated with taxable income recognized by them in the period prior to the completion of our IPO as a result of their ownership interests in Cactus LLC. The borrowings under the revolving credit facility were repaid as of March 31, 2018.

Cash Flows

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$38,565	$5,932
Net cash used in investing activities	(15,687)	(8,501)
Net cash used in financing activities	(22,640)	(961)

Net cash provided by operating activities was $38.6 million and $5.9 million for the three months ended March 31, 2018 and 2017, respectively. The primary reason for the change was a  $21.6 million increase in net income and a $3.7 million period over period improvement in net working capital due to improved collections during the first quarter of 2018. We also had an increase of $7.4 million in non-cash items primarily related to the $4.3 million loss on debt extinguishment recorded in conjunction with the repayment of our term loan, $1.3 million of additional depreciation and $0.9 million difference in deferred income taxes.

Net cash used in investing activities was $15.7 million and $8.5 million for the three months ended March 31, 2018 and 2017, respectively. The primary reason for the change was higher capital expenditures during 2018 related to our rental fleet to meet the increased customer demand for our frac equipment.

Net cash used in financing activities was $22.6 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively. The primary reason for the change was the receipt of $469.6 million of net proceeds from our IPO and the Option, offset by (i) a  $248.5 million repayment of the borrowings outstanding under our term loan and (ii) $216.4 million in redemptions of CW Units from certain direct and indirect owners of Cactus LLC in connection with our IPO. Additionally, we made a $26.0 million distribution to owners prior to our IPO to provide funds to pay their federal and state liabilities associated with taxable income recognized by them in the period prior to the completion of our IPO as a result of their ownership in Cactus LLC.

Credit Agreement

On July 31, 2014, Cactus LLC entered into a credit agreement collateralized by substantially all of its assets, consisting of a $275.0 million Tranche B term loan and $50.0 million revolving credit facility with a $10.0 million sublimit for letters of credit. In conjunction with the completion of our IPO in February 2018, we repaid the term loan in full. There was $248.5 million outstanding on the term loan as of December 31, 2017. As of March 31, 2018 and December 31, 2017, no amounts were outstanding on the revolving loans and no letters of credit were outstanding. We may borrow and repay the revolving loans in accordance with the terms of the credit agreement. A commitment fee is payable quarterly on the unused portion of the revolving credit facility. Interest on the revolving loans is payable in arrears for each draw fixed at an adjusted base rate plus an applicable margin, as defined in the credit agreement. The revolving loans portion of the credit agreement matures on July 31, 2019. Amounts outstanding under the credit agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, in accordance with the terms of the credit agreement t and subject to breakage and similar costs.

The credit agreement contains various restrictive covenants that may limit our ability to incur additional indebtedness and liens, make or declare dividends, or enter into certain transactions, and contains a total leverage financial covenant related only to the revolving loans once a total of $15.0 million or more has been drawn on the revolving loans. Based on this total leverage financial covenant, availability under the revolving credit facility can be limited to $15.0 million. At March 31, 2018, we had access to the full $50 million revolving credit facility capacity. At March 31, 2018 and December 31, 2017, we were in compliance with the covenants in the credit agreement.

Contractual Obligations

A summary of our contractual obligations as of March 31, 2018 is provided in the following table.

	Payments Due by Period For the Year Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$4,376	$4,206	$3,782	$3,095	$2,043	$4,960	$22,462
Capital lease obligations(2)	4,732	6,420	4,461	494	—	—	16,107
Liability related to TRA(3)	—	5,840	3,168	3,255	3,331	47,395	62,989
Total	$9,108	$16,466	$11,411	$6,844	$5,374	$52,355	$101,558

(1)	Operating lease obligations relate to real estate, vehicles and equipment.
(2)	Capital lease obligations relate to vehicles used in our business.
(3)	Represents obligations by Cactus to make payments under the TRA. The amount and timing of payments is subject to change.

Off-Balance Sheet Arrangements

Currently, we do not have off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2017 (our “2017 Annual Report”). Our exposure to market risk has not changed materially since December 31, 2017.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the first quarter of 2018, we implemented new review and approval procedures over journal entry transactions recorded during the financial close process that enhance our internal control over financial reporting. Other than this change, there has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to lawsuits arising in the ordinary course of our business. We cannot predict the outcome of any such lawsuits with certainty, but management believes it is remote that pending or threatened legal matters will have a material adverse impact on our financial condition.

Due to the nature of our business, we are, from time to time, involved in other routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. In the opinion of our management, none of these other pending litigation matters, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.

Item 1A.   Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2017 Annual Report and the risk factors and other cautionary statements contained in our other filings with the Securities and Exchange Commission, which could materially affect our business, results of operations, financial condition or cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition or cash flows. There have been no material changes in our risk factors from those described in our 2017 Annual Report or our other Securities and Exchange Commission filings other than as set forth below:

The outcome of final actions under Section 301 of the Trade Act of 1974 may adversely affect our business.

On March 22, 2018 the President of the United States announced his decisions on the actions that the U.S. government will take based on the findings of an investigation under Section 301 of the Trade Act of 1974. These actions include a proposed 25 percent tariff on approximately $50 billion worth of imports from China, pursuit of dispute settlement in the World Trade Organization and restrictions on investment in the United States directed or facilitated by China. In response to the release by the U.S. government of the proposed list of Chinese products that could be subject to the additional 25 percent tariff under Section 301, the Chinese government issued a list of additional U.S. origin goods such as airplanes and automobiles equal to about $50 billion in exports to China that could be subject to a 25 percent tariff. The outcome of final actions under Section 301 and related developments is uncertain. To the extent these actions result in a decrease in demand for our products, our business may be adversely impacted. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. or other countries, the impact of these trade actions on our operations or results remains uncertain.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In connection with our IPO,  Cactus Inc. and Cactus LLC effected a series of restructuring transactions as a result of which (a) all of the previously outstanding membership interests (including outstanding Class A units, Class A-1 units and Class B units) in Cactus LLC held by its pre-IPO owners were converted into CW Units; (b) Cactus Inc. issued 23,000,000 shares of Class A common stock and contributed the net proceeds of our IPO to Cactus LLC in exchange for 23,000,000 CW Units; (c) Cactus LLC used the net proceeds of our IPO that it received from Cactus Inc. to repay the borrowings outstanding under its term loan facility and to redeem 8,667,841 CW Units from the existing owners; (d) Cactus Inc. issued and contributed 51,889,772 shares of its Class B common stock, equal to the number of outstanding CW Units held by the owners thereof following the redemption described in (c) above to Cactus LLC; and (e) Cactus LLC distributed to each of the owners that continued to own CW Units following our IPO one share of Class B common stock for each CW Unit such holder continued to hold following the redemption described in (c) above. With the exercise of the Option, Cactus Inc. issued an additional 3,450,000 shares of Class A common stock and used the net proceeds to redeem 3,450,000 CW Units from the owners thereof, and Cactus Inc. canceled a corresponding number of shares of Class B common stock. The IPO was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an effective Registration Statement on Form S-1 (Reg. No. 333-222540), as supplemented by the registration statement supplement filed pursuant to Rule 462(b) under the Securities Act of 1933 (Reg. No. 333-222919).

Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC acted as joint book-running managers of the offering and as representatives of the underwriters.

Use of Proceeds

On February 12, 2018, we completed our IPO at a price to the public of $19.00 per share. We received net proceeds of $408.0 million after deducting underwriting discounts and commissions and $2.8 million in current offering expenses of our IPO. We also paid $2.2 million in offering expenses during 2017 that were recorded to prepaid expenses in the consolidated balance sheet as of December 31, 2017.  On February 14, 2018 we completed the sale of an additional 3,450,000 shares of Class A  common stock pursuant to the exercise in full by the underwriters of the Option from which we received an additional $61.6 million of net proceeds after deducting underwriting discounts and commissions. We contributed all of the net proceeds of our IPO (including from the Option) to Cactus LLC in exchange for CW Units. Cactus LLC used the $469.6 million of net proceeds to (i) repay all of the borrowings outstanding under its term loan facility, including accrued interest, of $251.0 million and (ii) redeem $216.4 million of CW Units from certain direct and indirect owners of Cactus LLC. The remaining $2.2 million was held by Cactus LLC to cover previously paid offering expenses.

Item 6.   Exhibits.

The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report.

EXHIBIT INDEX

The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report:

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Cactus, Inc., effective February 12, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8 K (File No. 001 38390) filed with the Commission on February 12, 2018)

3.2	Amended and Restated Bylaws of Cactus, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the Commission on February 12, 2018)

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on January 12, 2018)

4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8 K (File No. 001 38390) filed with the Commission on February 12, 2018)

4.3

Stockholders’ Agreement, effective as of February 12, 2018., by and among Cactus, Inc., Cadent Energy Partners II, L.P. and Cactus WH Enterprises, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8 K (File No. 001 38390) filed with the Commission on February 12, 2018)

10.1

First Amended and Restated Limited Liability Company Operating Agreement of Cactus Wellhead, LLC, (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8 K (File No. 001 38390) filed with the Commission on February 12, 2018)

10.2†

Amended and Restated Employment Agreement with Scott Bender, dated as of February 12, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8 K (File No. 001 38390) filed with the Commission on February 12, 2018)

10.3†

Amended and Restated Employment Agreement with Joel Bender, dated as of February 12, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8 K (File No. 001 38390) filed with the Commission on February 12, 2018)

Exhibit No.	Description
10.4†

Amended and Restated Noncompetition Agreement with Scott Bender, dated as of February 12, 2018 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8 K (File No. 001 38390) filed with the Commission on February 12, 2018)

10.5†

Amended and Restated Noncompetition Agreement with Joel Bender, dated as of February 12, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8 K (File No. 001 38390) filed with the Commission on February 12, 2018)

10.6†	Indemnification Agreement (Scott Bender) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8 K (File No. 001 38390) filed with the Commission on February 12, 2018)

10.7†	Indemnification Agreement (Joel Bender) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8 K (File No. 001 38390) filed with the Commission on February 12, 2018)

10.8†	Indemnification Agreement (Bruce Rothstein) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8 K (File No. 001 38390) filed with the Commission on February 12, 2018)

10.9†	Indemnification Agreement (Brian Small) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8 K (File No. 001 38390) filed with the Commission on February 12, 2018)

10.10†	Indemnification Agreement (Steven Bender) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8 K (File No. 001 38390) filed with the Commission on February 12, 2018)

10.11†	Indemnification Agreement (Stephen Tadlock) (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8 K (File No. 001 38390) filed with the Commission on February 12, 2018)

10.12†	Indemnification Agreement (John (Andy) O’Donnell) (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8 K (File No. 001 38390) filed with the Commission on February 12, 2018)

10.13†	Indemnification Agreement (Michael McGovern) (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8 K (File No. 001 38390) filed with the Commission on February 12, 2018)

10.14†	Indemnification Agreement (Alan Semple) (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8 K (File No. 001 38390) filed with the Commission on February 12, 2018)

10.15†	Indemnification Agreement (Gary Rosenthal) (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8 K (File No. 001 38390) filed with the Commission on February 12, 2018)

10.16†	Indemnification Agreement (Ike Smith) (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8 K (File No. 001 38390) filed with the Commission on February 12, 2018)

10.17	Tax Receivable Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8 K (File No. 001 38390) filed with the Commission on February 12, 2018)

10.18

Credit Agreement, dated July 31, 2014, among Cactus Wellhead, LLC, Credit Suisse AG, as administrative agent, collateral agent and issuing bank, and the lenders named therein as parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S 1 (File No. 333 222540) filed with the Commission on January 12, 2018)

10.19	Cactus, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8 K (File No. 001 38390) filed with the Commission on February 12, 2018)

10.20†

Form of Restricted Stock Agreement under the Cactus Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S 1 Registration Statement (File No. 333 222540) filed with the Commission on January 12, 2018)

Exhibit No.	Description
10.21†

Form of Restricted Stock Unit Agreement under the Cactus Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Form S 1 Registration Statement (File No. 333 222540) filed with the Commission on January 12, 2018)

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files

*    Filed herewith.

†    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cactus, Inc.

Date: May 11, 2018
	By:	/s/ Scott Bender
Scott Bender
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Brian Small
Brian Small
Chief Financial Officer (Principal Financial Officer)