Form 10-Q
period 2018-06-30
Cactus, Inc.
filed 2018-08-02
CIK 1699136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 31, 2018, the registrant had 37,646,562 shares of Class A common stock, $0.01 par value per share, and 37,243,210 shares of Class B common stock, $0.01 par value per share, outstanding.

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

Forward‑looking statements may include statements about:

•	demand for our products and services, which is affected by, among other things, changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;
•	the level of growth in number of rigs and well count and lack of takeaway capacity in areas such as the Permian;
•	the level of fracturing activity and the availability of fracturing equipment and pressure pumping services;
•	the size and timing of orders;
•	availability of raw materials;
•	transportation differentials associated with reduced capacity in and out of Cushing, Oklahoma;
•	expectations regarding raw materials, overhead and operating costs and margins;
•	availability of skilled and qualified workers;
•	potential warranty and liability claims arising out of the installation, use or misuse of our products;
•	the possibility of cancellation of orders;
•	our business strategy;
•	our financial strategy, operating cash flows, liquidity and capital required for our business;
•	our future revenue, income and operating performance;
•	the termination of relationships with major customers or suppliers;
•	laws and regulations, including environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;
•	disruptions in the political, regulatory, economic and social conditions domestically or internationally;
•	increased import tariffs assessed on products from China and imported raw materials used in the manufacture of our goods in the United States;
•	the significance of future TRA liabilities that arise from redemptions of CW Units;
•	a failure of our information technology infrastructure or any significant breach of security;

i

•	potential uninsured claims and litigation against us;
•	our dependence on the continuing services of certain of our key managers and employees; and
•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, this Quarterly Report and in our other filings with the SEC, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

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

ii

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2018	2017
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$28,403	$7,574
Accounts receivable, net	97,569	84,173
Inventories	77,954	64,450
Prepaid expenses and other current assets	5,372	7,732
Total current assets	209,298	163,929
Property and equipment, net	118,599	94,654
Goodwill	7,824	7,824
Deferred tax asset, net	70,307	—
Other noncurrent assets	47	49
Total assets	$406,075	$266,456
Liabilities and Equity
Current liabilities
Accounts payable	$44,226	$35,080
Accrued expenses and other current liabilities	17,221	10,559
Capital lease obligations, current portion	6,374	4,667
Current maturities of long-term debt	—	2,568
Total current liabilities	67,821	52,874
Capital lease obligations, net of current portion	9,260	7,946
Deferred tax liability, net	712	416
Liability related to tax receivable agreement	62,989	—
Long-term debt, net	—	241,437
Total liabilities	140,782	302,673
Commitments and contingencies
Stockholders' / Members' equity (deficit)
Members' equity (deficit)	—	(36,299)
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding as of June 30, 2018	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 26,450 shares issued and outstanding as of June 30, 2018	265	—
Class B common stock, $0.01 par value, 215,000 shares authorized, 48,440 shares issued and outstanding as of June 30, 2018	—	—
Additional paid-in capital	84,409	—
Retained earnings	16,087	—
Accumulated other comprehensive income (loss)	(269)	82
Total stockholders' equity attributable to Cactus Inc. and members' equity (deficit)	100,492	(36,217)
Non-controlling interest	164,801	—
Total stockholders' and members' equity (deficit)	265,293	(36,217)
Total liabilities and equity	$406,075	$266,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Revenues
Product revenue	$73,281	$45,245	$132,207	$78,283
Rental revenue	34,944	18,805	64,089	31,780
Field service and other revenue	30,318	17,827	57,357	30,317
Total revenues	138,543	81,877	253,653	140,380

Costs and expenses
Cost of product revenue	45,015	29,496	82,081	52,691
Cost of rental revenue	13,952	9,214	26,128	17,487
Cost of field service and other revenue	23,238	13,760	44,775	24,698
Selling, general and administrative expenses	9,851	7,334	18,965	13,437
Total costs and expenses	92,056	59,804	171,949	108,313
Income from operations	46,487	22,073	81,704	32,067

Interest expense, net	(248)	(5,186)	(3,100)	(10,172)
Other income (expense), net	—	—	(4,305)
Income before income taxes	46,239	16,887	74,299	21,895
Income tax expense	4,697	309	6,349	463
Net income	$41,542	$16,578	$67,950	$21,432
Less: pre-IPO net income attributable to Cactus LLC	—	16,578	13,648	21,432
Less: net income attributable to non-controlling interest	29,208		38,215	—
Net income attributable to Cactus Inc.	$12,334	$—	$16,087	$—

Earnings per Class A Share - basic	$0.47	$—	$0.61	$—
Earnings per Class A Share - diluted	$0.46	$—	$0.60	$—

Weighted average Class A Shares outstanding - basic	26,450	—	26,450	—
Weighted average Class A Shares outstanding - diluted	26,779	—	26,734	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$41,542	$16,578	$67,950	$21,432
Foreign currency translation	(590)	106	(351)	283
Comprehensive income	$40,952	$16,684	$67,599	$21,715
Less: pre-IPO comprehensive income attributable to Cactus LLC	—	16,684	13,928	21,715
Less: comprehensive income attributable to non-controlling interest	28,793	—	37,774	—
Comprehensive income attributable to Cactus Inc.	$12,159	$—	$15,897	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

								Accumulated
	Members'	Class A		Class B		Additional		Other	Non-	Total
	Equity	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	controlling	Equity
(in thousands)	(Deficit)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	(Deficit)
Balance at December 31, 2017	$(36,299)	—	$—	—	$—	$—	$—	$82	$—	$(36,217)
Member distributions prior to IPO	(26,000)	—	—	—	—	—	—	—	—	(26,000)
Net income prior to IPO and Reorganization	13,648	—	—	—	—	—	—	—	—	13,648
Effect of IPO and Reorganization (Note 1)	48,651	26,450	265	48,440	—	71,196	—	—	130,861	250,973
Member distributions after IPO	—	—	—	—	—	—	—	—	(4,275)	(4,275)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	11,116	—	—	—	11,116
Other comprehensive income (loss)	—	—	—	—	—	—	—	(351)	—	(351)
Stock-based compensation	—	—	—	—	—	2,097	—	—	—	2,097
Net income after IPO and Reorganization	—	—	—	—	—	—	16,087	—	38,215	54,302
Balance at June 30, 2018	$—	26,450	$265	48,440	$—	$84,409	$16,087	$(269)	$164,801	$265,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash flows from operating activities
Net income	$67,950	$21,432
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	13,988	10,902
Debt discount and deferred loan cost amortization	219	876
Stock-based compensation	2,097	—
Inventory obsolescence	830	—
Loss on disposal of assets	706	118
Deferred income taxes	4,094	83
Loss on debt extinguishment	4,305	—
Changes in operating assets and liabilities
Accounts receivable	(12,647)	(25,996)
Inventories	(14,943)	(16,493)
Prepaid expenses and other assets	2,387	(1,248)
Accounts payable	7,302	12,445
Accrued expenses and other liabilities	4,417	4,304
Net cash provided by operating activities	80,705	6,423

Cash flows from investing activities
Capital expenditures	(32,128)	(16,468)
Proceeds from sale of assets	780	586
Net cash used in investing activities	(31,348)	(15,882)

Cash flows from financing activities
Principal payments on long-term debt	(248,529)	(1,284)
Revolver borrowings	—	5,000
Payments on capital leases	(2,788)	(860)
Net proceeds from IPO	469,621	—
Distributions to members	(30,275)	—
Redemptions of CW Units	(216,425)	—
Net cash (used in) provided by financing activities	(28,396)	2,856

Effect of exchange rate changes on cash and cash equivalents	(132)	49

Net increase (decrease) in cash and cash equivalents	20,829	(6,554)

Cash and cash equivalents
Beginning of period	7,574	8,688
End of period	$28,403	$2,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share and per share data, or as otherwise indicated)

1.   Organization and Nature of Operations

Description of Business

Cactus, Inc. (“Cactus Inc”) and its consolidated subsidiaries, including Cactus Wellhead, LLC (“Cactus LLC”) are primarily engaged in the design, manufacture and sale of wellhead and pressure control equipment. In addition, we maintain a fleet of frac valves and ancillary equipment for short-term rental, as well as offer repair and refurbishment services and the provision of service crews to assist in the installation and operations of pressure control systems. We operate through 15 U.S. service centers located in Texas, Oklahoma, New Mexico, Louisiana, Pennsylvania, North Dakota, Wyoming and Colorado, and one service center in Australia, with our corporate headquarters located in Houston, Texas.

Cactus Inc. was incorporated on February 17, 2017 as a Delaware corporation for the purpose of completing an initial public offering of equity and related transactions. Cactus LLC is a Delaware limited liability company and was formed on July 11, 2011. Except as otherwise indicated or required by the context, all references to “Cactus,” “we,” “us” and “our” refer to Cactus Inc. and its consolidated subsidiaries (including Cactus LLC) following the completion of our initial public offering and Cactus LLC and its consolidated subsidiaries prior to the completion of our initial public offering.

Initial Public Offering

On February 12, 2018, we completed the initial public offering of 23,000,000 shares of Class A common stock (our “IPO”), par value $0.01 per share, at a price to the public of $19.00 per share. We received net proceeds of $408.0 million after deducting underwriting discounts and commissions and $2.8 million in current offering expenses of our IPO. We also paid $2.2 million in offering expenses during 2017 that were recorded to prepaid expenses in the consolidated balance sheet as of December 31, 2017. On February 14, 2018, we completed the sale of an additional 3,450,000 shares of Class A common stock pursuant to the exercise in full by the underwriters of their option to purchase additional shares of Class A common stock (the “Option”), from which we received an additional $61.6 million of net proceeds after deducting underwriting discounts and commissions. We contributed all of the net proceeds of our IPO (including from the Option) to Cactus LLC in exchange for units in Cactus LLC (“CW Units”). Cactus Inc. is a holding company who is the sole managing member of Cactus LLC.

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

As the sole managing member of Cactus LLC, Cactus Inc. operates and controls all of the business and affairs of Cactus LLC, and conducts its business through Cactus LLC and its subsidiaries. As a result, Cactus Inc. consolidates the financial results of Cactus LLC and its subsidiaries and reports non-controlling interest related to the portion of CW Units not owned by Cactus Inc., which reduces net income attributable to Cactus Inc.’s Class A stockholders. As of June 30, 2018, Cactus Inc. owned 35.3% of Cactus LLC.

Follow-on Offering

On July 16, 2018, we completed the sale in an underwritten public offering of 11,196,562 shares of Class A common stock at a price to the public of $33.25 per share. Subsequent to the offering, Cactus Inc. owns 50.3% of Cactus LLC. See Note 11 for further details.

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

As of June  30, 2018, there were 26,450,000 shares of Class A common stock and 48,439,772 shares of Class B common stock issued and outstanding. After the follow-on offering described in Note 11, there are 37,646,562 shares of Class A common stock and 37,243,210 shares of Class B common stock issued and outstanding.

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

Prior to our IPO, on January 25, 2018, Cactus LLC paid a cash distribution of $26.0 million to pre-IPO owners. This distribution was funded by borrowing under the revolving credit facility. The purpose of the distribution was to provide funds to these owners to pay their federal and state tax liabilities associated with taxable income recognized by them for periods prior to the completion of our IPO as a result of their ownership interests in Cactus LLC. The borrowings under the revolving credit facility were repaid during the first quarter 2018.

2.   Preparation of Interim Financial Statements and Other Items

Basis of Presentation

The unaudited and condensed consolidated financial statements (“consolidated financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These consolidated financial statements include the accounts of Cactus Inc. and its wholly owned subsidiaries. Accordingly, these consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our Annual Report for Form 10‑K for the year ended December 31, 2017. All significant intercompany transactions and balances have been eliminated upon consolidation.

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature, unless otherwise disclosed, necessary for a fair statement of the consolidated financial statements for the interim periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Policy for Interim Period Tax Allocation

For interim income tax reporting we estimate our annual effective tax rate and apply it to our year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. Our IPO closed on February 12, 2018, and the annual effective tax rate was determined considering the periods before and after our IPO. Accordingly, net income attributable to non-controlling interest includes its share of respective income tax expense, which is not subject to U.S. federal and state income tax expense, and net income attributable to Cactus Inc. includes its share of respective income tax expense, which does include U.S. federal and state income tax expense. As of June 30, 2018, Cactus Inc. owned 35.3% of Cactus LLC and non-controlling interest owned 64.7% of Cactus LLC.

In conjunction with our follow-on offering in July 2018, Cactus Inc. now owns 50.3% of Cactus LLC and non-controlling interest owns 49.7% of Cactus LLC. Accordingly, Cactus Inc. will recognize a greater share of income of Cactus LLC for the period subsequent to the offering and therefore will record higher U.S. federal and state income tax expense.

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

Domestic and foreign components of income before income taxes for the three and six months ended June 30, 2018 are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Pre-IPO Domestic	$—	$13,370
Post-IPO Domestic	43,898	57,629
Pre-IPO Foreign	—	512
Post-IPO Foreign	2,341	2,788
Income before income taxes	$46,239	$74,299

The provision for income tax for the three and six months ended June  30, 2018 consisted of:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Current:
Federal	$617	$828
State	398	638
Foreign	551	789
Total current income taxes	1,566	2,255
Deferred:
Federal	2,477	3,239
State	431	559
Foreign	223	296
Total deferred income taxes	3,131	4,094
Total provision for income taxes	$4,697	$6,349

The effective income tax rate was different from the statutory U.S. federal income tax rate for the three and six months ended June 30, 2018 due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Income taxes at 21% statutory tax rate	$9,710	$15,603
Net difference resulting from:
Profit of Cactus LLC Pre-IPO not subject to U.S. federal tax	—	(2,808)
Profit of non-controlling interest not subject to U.S. federal tax	(6,280)	(8,206)
Foreign earnings subject to different tax rates	126	176
State income taxes	698	1,016
Foreign withholding taxes	223	296
Change in valuation allowance	18	(2)
Other	202	274
Total provision for income taxes	$4,697	$6,349

The components of deferred tax assets and liabilities are as follows:

	June 30, 2018	December 31, 2017
Investments in Cactus Wellhead	$70,307	$—
Foreign loss carryforwards	382	489
Foreign credits	105	—
Deferred tax assets	70,794	489
Valuation allowance	(487)	(489)
Deferred tax asset, net	$70,307	$—

Foreign withholding taxes	$712	$416
Deferred tax liability, net	$712	$416

Stock-based Compensation

We measure the cost of equity-based awards based on the grant date fair value and we allocate the compensation expense over the corresponding service period, which is usually the vesting period, using the straight-line method. All grant date fair value is expensed immediately for awards that are fully vested as of the grant date.

In conjunction with our IPO, we granted 737,493 restricted stock unit awards under our long-term incentive plan (the “LTIP”) with a grant date fair value of $19.00. The majority of these awards vest over a three year period. On May 31, 2018, we granted 29,656 restricted stock unit awards under the LTIP with a grant date fair value of $33.72 and a seven year vesting period. During the three and six months ended June 30, 2018, we recorded $1.3 million and $2.1 million, respectively of stock-based compensation expense mostly included in selling, general and administrative expenses. As of June 30, 2018, there was $12.9 million of unrecognized compensation cost related to these unvested restricted stock unit awards, which is expected to be recognized over a weighted average period of 2.9 years.

Significant Customers

For the six months ended June 30, 2018, one customer represented 11% of consolidated revenues, and no other customers represented 10% or more of our consolidated revenues during the period. For the six months ended June 30, 2017, one customer represented 10% of our consolidated revenues.  No other customers represented 10% or more of our consolidated revenues during this period.

Significant Vendors

We purchase a significant portion of supplies, equipment and machined components from a single vendor.

For the six months ended June 30, 2018 and 2017, purchases from this vendor totaled $22.5 million and $15.3 million, respectively. These figures represent approximately 21% for the respective periods, of total third party vendor purchases of raw materials, finished products, equipment, machining and other services. Amounts due to the vendor included in accounts payable in the consolidated balance sheets as of June 30, 2018 and December 31, 2017 totaled $10.1 million and $7.4 million, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to estimated losses on accounts receivables, estimated realizable value on excess and obsolete inventory, estimates related to fair value of reporting units for purposes of assessing goodwill and other indefinite-lived intangible assets for impairment, estimates of warranty liabilities and estimates of deferred tax assets related to the step-up in basis under the TRA and the associated liability under the TRA. Actual results could differ from those estimates.

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

These basis adjustments are expected to increase (for tax purposes) Cactus Inc.’s depreciation and amortization deductions and may also decrease Cactus Inc.’s gains (or increase its losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Such increased deductions and losses and reduced gains may reduce the amount of tax that Cactus Inc. would otherwise be required to pay in the future.

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

The payment obligations under the TRA are Cactus Inc.’s obligations and not obligations of Cactus LLC, and we expect that the payments we will be required to make under the TRA will be substantial. We have determined that it is more likely than not that actual cash tax savings will be realized by Cactus Inc. from the tax benefits resulting from the Reorganization and our IPO. Accordingly, the TRA is expected to result in future payments, and we have recorded a liability from the TRA of $63.0 million included in the consolidated balance sheet as of June  30, 2018.  The accounting under the TRA for any exchanges of CW Units subsequent to the Reorganization and our IPO, including the follow-on offering discussed in Note 11, create additional liability and follow the same procedures. Estimating the amount and timing of payments that may become due under the TRA is by its nature imprecise. For purposes of the TRA, net cash savings in tax generally will be calculated by comparing Cactus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) to the amount it would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRA. The amounts payable, as well as the timing of any payments under the TRA, are dependent upon significant future events and assumptions, including the timing of the redemption of CW Units, the price of our Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming unit holder’s tax basis in its CW Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future and the U.S. federal income tax rate then applicable, and the portion of Cactus Inc.’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis.

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

The term of the TRA commenced upon completion of our IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we exercise our right to terminate the TRA. In the event that the TRA is not terminated, the payments under the TRA are anticipated to commence in 2019 and to continue for 16 years after the date of the last redemption of CW Units. Accordingly, it is expected that payments will continue to be made under the TRA for more than 25 years. If we elect to terminate the TRA early (or it is terminated early due to certain mergers, asset sales, other forms of business combinations or other changes of control), our obligations under the TRA would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the TRA (determined by applying a discount rate of one-year LIBOR plus 150 basis points) and such payment is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the TRA, including the assumptions that (i) we have sufficient taxable income to fully utilize the tax benefits covered by the TRA and (ii) any CW Units (other than those held by Cactus Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates. Assuming no material changes in the relevant tax law, we expect that if the TRA were terminated as of June 30, 2018, the estimated termination payments, based on the assumptions discussed above, would be approximately $363.0 million (calculated using a discount rate equal to one-year LIBOR plus 150 basis points, applied against an undiscounted liability of $514.4 million).

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the current revenue recognition guidance. The ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard is effective for public companies for the fiscal years beginning after December 31, 2017 using one of two retrospective application methods. We adopted this ASU on January 1, 2018 using the modified retrospective method. The adoption of this pronouncement did not have a material impact on our consolidated financial statements. See Note 5.

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

Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Upon adoption of the new guidance, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The new guidance will be effective for fiscal years beginning after December 15, 2018. We are currently quantifying the impact this pronouncement will have on our consolidated financial statements, however we expect a significant amount of assets and liabilities will be recorded on our consolidated balance sheet upon adoption.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other, which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this pronouncement will have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this pronouncement will have on our consolidated financial statements.

3.   Inventories

Inventories consist of the following:

	June 30,	December 31,
	2018	2017
Raw materials	$1,670	$1,532
Work-in-progress	4,577	3,590
Finished goods	71,707	59,328
	$77,954	$64,450

4.   Long-term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2018	2017
Term loan	$—	$248,529
Less:
Current portion	—	(2,568)
Unamortized debt discount and deferred loan costs	—	(4,524)
Long-term debt, net	$—	$241,437

On July 31, 2014, Cactus LLC entered into a credit agreement collateralized by substantially all of its assets (the “Credit Agreement”), consisting of a $275.0 million Tranche B term loan (the “Term Loan”) and $50.0 million revolving credit facility with a $10.0 million sublimit for letters of credit (the “Revolving Loans”). In conjunction with the completion of our IPO in February 2018, we repaid the Term Loan in full. There was $248.5 million outstanding on the Term Loan as of December 31, 2017. As of June 30, 2018 and December 31, 2017, no amounts were outstanding on the Revolving Loans and no letters of credit were outstanding. We may borrow and repay the Revolving Loans in accordance with the terms of the Credit Agreement. A commitment fee is payable quarterly on the unused portion of the revolving credit facility. Interest on the Revolving Loans is payable in arrears for each draw fixed at an adjusted base rate plus an applicable margin, as defined in the Credit Agreement. At June 30, 2018, there was no accrued interest.  At December 31, 2017, there was $0.2 million of accrued interest within accrued expenses, on the consolidated balance sheet. The Revolving Loans portion of the Credit Agreement matures on July 31, 2019. Amounts outstanding under the Credit Agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, in accordance with the terms of the Credit Agreement and subject to breakage and similar costs.

The Credit Agreement contains various restrictive covenants that may limit our ability to incur additional indebtedness and liens, make or declare dividends, or enter into certain transactions, and contains a total leverage financial covenant related only to the Revolving Loans once a total of $15.0 million or more has been drawn on the Revolving Loans. Based on this total leverage financial covenant, availability under the revolving credit facility can be limited to $15.0 million. At June 30, 2018, we had access to the full $50.0 million revolving credit facility capacity. At June 30, 2018, we were in compliance with the covenants in the Credit Agreement.

At June 30, 2018, the applicable margin on our Revolving Loans was 2.75% with an adjusted base rate of one or three month LIBOR. At December 31, 2017, the weighted average interest rate for the borrowings under the Credit Agreement was 7.3%.

Loss on Debt Extinguishment

During the first quarter of 2018, we recorded a $4.3 million loss on early extinguishment of debt in conjunction with the repayment of the Term Loan with a portion of the net proceeds from our IPO. The loss consists of the write-off of the unamortized balance of debt discount and deferred loan costs of $2.1 million and $2.2 million, respectively. The loss on debt extinguishment is included under other income (expense), net, in the consolidated statements of income.

5.   Revenue

Accounting Policy

We account for revenue in accordance with Topic 606, which we adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the six months ended June 30, 2018. Furthermore, we expect the impact of the adoption of the new standard to be immaterial to our revenue and gross profit on an ongoing basis. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Revenue Recognition

The majority of our revenues are derived from short-term contracts. Product sales generally do not include right of return or other significant post-delivery obligations. Revenues are recognized when we satisfy a performance obligation by transferring control of the promised goods or services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration we expect to be entitled to in exchange for those goods or services. We also assess our customer’s ability and intention to pay, which is based on a variety of factors including our customer’s historical payment experience and financial condition. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 days. Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We elected to treat shipping and handling associated with outbound freight as a fulfillment cost instead of as a separate performance obligation. We recognize the cost for shipping and handling when incurred as an expense in cost of sales.

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

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into three revenue categories: i) product revenues, ii) rental revenues and iii) field service and other revenues. Approximately 99% of our revenues are from the United States. For the six months ended June 30, 2018, we derived 52% of our total revenues from the sale of our products, 25% of our total revenues from rental and 23% of our total revenues from field service and other.

Contract Balances

We perform our obligations under contracts with our customers by transferring services and products in exchange for consideration. The timing of our performance often differs from the timing of invoicing and our customer’s payment, which results in the recording of unbilled revenue and deferred revenue. Amounts in the consolidated balance sheet as of June  30, 2018 representing unbilled revenue within accounts receivable, net, were $28.0 million and amounts representing deferred revenue within accrued expenses and other current liabilities were $1.3 million. This compares to an unbilled revenue balance of $24.7 million and a deferred revenue balance of $0.8 million as of December 31, 2017.

Contract Costs

We do not incur any material costs of obtaining contracts.

6.   Related Party Transactions

Prior to our IPO, we were party to a management services agreement with two Cactus LLC members, whereby Cactus paid an annual management fee totaling approximately $0.3 million, payable in four installments, each to be paid quarterly in advance, prorated for any partial year. In conjunction with our IPO, the management services agreement terminated pursuant to its terms. Management fee expense totaled less than $0.1 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. There were no outstanding balances due as of June  30, 2018 or December 31, 2017 under the management services agreement.

From time to time, we rent a plane under dry-lease from a company owned by a member of Cactus LLC. These transactions are under short-term rental arrangements. During the three months ended June 30, 2018 and 2017, expense recognized in connection with these rentals totaled $0.1 million for the respective periods. For the six months ended June 30, 2018 and 2017, expense recognized in connection with these rentals totaled $0.1 million and $0.2 million, respectively. As of June 30, 2018 and December 31, 2017, we owed less than $0.1 million, respectively, to the related party which are included in accounts payable in the consolidated balance sheets.

We are also party to a TRA with certain direct and indirect holders of CW Units, including certain of our officers, directors and employees. These TRA Holders have the right in the future to receive 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize.

Distributions made by Cactus LLC generally require pro-rata distribution among all its members. During the second quarter of 2018, Cactus LLC made a $2.3 million distribution to Cactus Inc. to cover its quarterly estimated tax payment to the IRS. Accordingly, Cactus LLC made an aggregate $4.2 million pro-rata distribution to its other members.

7.   Commitments and Contingencies

Operating Leases and Capital Leases

We lease certain facilities, vehicles, equipment, office and manufacturing space under noncancelable operating leases which expire at various dates through 2029. We are also party to month-to-month leases that can be canceled at any time. Total rent expense related to operating leases for the three and six months ended June 30, 2018 was $1.9 million and $3.7 million, respectively, compared to total rent expense of $1.8 million and $3.6 million for the three and six months ended June 30, 2017, respectively.

We also lease vehicles under capital leases. These leases are typically three years in duration and have no guaranteed residual values. Amounts included within property and equipment under capital leases as of June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
Cost	$21,359	$15,557
Accumulated depreciation	(5,282)	(2,672)
Net	$16,077	$12,885

The following table presents our contractual obligations for the periods subsequent to June 30, 2018, including future minimum annual lease payments, including executory costs and interest, and the payments of the liability related to the TRA:

	Operating Leases	Capital Leases	Liability related to TRA	Total
Remainder of 2018	$3,255	$3,622	$—	$6,877
2019	4,962	7,342	5,840	18,144
2020	4,374	5,387	3,168	12,929
2021	3,404	1,087	3,255	7,746
2022	2,176	—	3,331	5,507
Thereafter	5,001	—	47,395	52,396
	$23,172	$17,438	$62,989	$103,599

Legal Contingencies

We are involved in various disputes arising in the ordinary course of business. Management does not believe the outcome of these disputes will have a material adverse effect on our consolidated financial position or consolidated results of operations.

8.   Employee Benefit Plans

401K Plan

Our employees within the United States are eligible to participate in a 401(k) plan (the “Plan”) sponsored by us. These employees are eligible to participate upon employment hire date and obtaining the age of eighteen. All eligible employees may contribute a percentage of their compensation subject to a maximum imposed by the Internal Revenue Code. We match 100% of the first 3% of gross pay contributed by each employee and 50% of the next 4% of gross pay contributed by each employee. We may also make additional non-elective employer contributions at our discretion under the Plan. Similar benefit plans exist for employees of our foreign subsidiaries. During the three months ended June 30, 2018 and 2017, employer matching contributions totaled $0.9 million and $0.5 million, respectively. For the six months ended June 30, 2018 and 2017, employer matching contributions totaled $1.7 million and $0.9 million, respectively. Historically, we have not made non-elective employer contributions under the Plan.

9.   Supplemental Cash Flow Information

Non-cash investing and financing activities were as follows:

	Six Months Ended June 30,
	2018	2017
Property and equipment acquired under capital lease	$5,860	$5,992
Property and equipment in payables	3,500	860

In conjunction with our IPO, we issued and contributed shares of Class B common stock to owners of CW Units equal to the number of outstanding CW Units held by the owners thereof. The Class B common stock has no economic interest and does not share in cash dividends or liquidation rights.

10.   Earnings Per Share

Basic earnings per share of Class A common stock is calculated by dividing the net income attributable to Cactus Inc. during the period by the weighted average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share of Class A common stock is calculated by dividing the net income attributable to Cactus Inc. during that period by the weighted average number of common shares outstanding assuming all potentially dilutive shares were issued.

Dilution for the period includes the effect of unvested restricted stock units under the treasury method assuming that the proceeds will be used to purchase shares of Class A common stock.

There were no shares of Class A common stock or Class B common stock outstanding prior to February 12, 2018, therefore no earnings per share information has been presented for any period prior to that date.

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Cactus Inc.	$12,334	$—	$16,087	$—
Denominator:
Weighted average Class A shares outstanding—basic	26,450	—	26,450	—
Effect of dilutive shares (1)	329		284
Weighted average Class A shares outstanding—diluted (1)	26,779		26,734	—

Earnings per Class A Share—basic	$0.47	$—	$0.61	$—
Earnings per Class A Share—diluted (1)	$0.46	$—	$0.60	$—

(1)	Diluted earnings per share for the periods presented excludes 48,439,772 shares of Class B common stock as the effect would be anti-dilutive.

.

11. Subsequent Events

Follow-on Offering

On July 16, 2018, we closed a public offering of 11,196,562 shares (including 10,000,000 base shares and 1,196,562 shares sold pursuant to the underwriters’ option to purchase additional shares) of Class A common stock at $33.25 per share and received $359.3 million of net proceeds after deducting underwriting discounts. Cactus Inc. contributed the net proceeds to Cactus LLC in exchange for CW Units. Cactus LLC then used the net proceeds to redeem 11,196,562 CW Units from certain of the other owners of Cactus LLC and canceled corresponding shares of Class B common stock. After these transactions, Cactus Inc. has outstanding 37,646,562 shares of Class A common stock (representing 50.3% of the total voting power) and 37,243,210 shares of Class B common stock (representing 49.7% of the total voting power).  There was no change in the total aggregate number of shares of Class A common stock and Class B common stock outstanding of 74,889,772 following the completion of the offering.

Offering expenses related to the follow-on offering were less than $1.0 million, which will be recorded within equity, and were borne by Cactus.

In connection with the follow-on offering and the associated redemption of CW Units, we will record: (i) a deferred tax asset related to a step-up in basis, (ii) a liability from the TRA representing 85% of the expected net cash tax savings from the step-up in basis that will be paid to TRA Holders and (iii) the remaining 15% as additional paid-in capital.

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

We operate 15 service centers in the United States, which are strategically located in the key oil and gas producing regions, including the Permian, SCOOP/STACK, Marcellus, Utica, Eagle Ford, Bakken and other active oil and gas regions in the United States. We also have one service center in Eastern Australia. These service centers support our field services and provide equipment assembly and repair services.

Market Factors and Trends

Demand for our products and services depends primarily upon the general level of activity in the oil and gas industry, including the number of drilling rigs in operation, the number of oil and gas wells being drilled, the depth and drilling conditions of these wells, the number of well completions and the level of well remediation activity, the volume of production and the corresponding capital spending by oil and natural gas companies. Oil and gas activity is in turn heavily influenced by, among other factors, oil and gas prices worldwide, which have historically been volatile.

Through June 30, 2018, the year-to-date weekly average U.S. onshore rig count as reported by Baker Hughes was 983 rigs. The weekly average U.S. onshore rig count for the full year 2017 was 853 rigs. These rig counts are a material increase relative to the full year 2016 weekly average of 483 rigs.

The key market factor impacting our product sales is the number of wells drilled, as each well requires an individual wellhead assembly, and after completion, the installation of an associated production tree. We measure our product sales activity levels versus our competitors’ by the number of rigs that we are supporting on a monthly basis as a proxy for wells drilled. Each active drilling rig produces different levels of revenue based on the customer’s drilling plan, which includes factors such as the number of wells drilled per pad, the time taken to drill each well, the number and size of casing strings, the working pressure, material selection and the complexity of the wellhead system chosen by the customer and the rate at which production trees are eventually deployed. All of these factors may be influenced by the oil and gas region in which our customer is operating. While these factors may lead to differing revenues per rig, they allow us to forecast our product needs and anticipated revenue levels based on general trends in a given region and with a specific customer.

Our rental revenues are primarily dependent on the number of wells completed (i.e., hydraulically fractured) and the number of fracture stages per well. Rental revenues and prices are more dependent on overall industry activity levels in the short‑term than product sales. This is due to the more competitive and price‑sensitive nature of the rental market with more participants having access to completions‑focused rental equipment. We believe that as the market increases in activity levels and as capacity becomes more constrained due to cannibalization of both rental and hydraulic fracturing service equipment, the pricing of completions‑focused pressure control rental equipment will be less of a factor due to a renewed focus on availability, reliability and quality. Furthermore, we believe that the current number of drilled but uncompleted wells (“DUCs”) and any increases thereto, particularly resulting from near-term takeaway issues, could ultimately provide additional opportunities although we recognize that not all DUCs may be completed.

Service and other revenues are closely correlated to revenues from product sales and rentals, as items sold or rented almost always have an associated service component. Nearly all service sales are offered in connection with a product sale or rental. Therefore, the market factors and trends of product sales and rental revenues similarly impact the associated levels of service and other revenues generated.

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

In the six months ended June 30, 2018, we derived 52% of our total revenues from the sale of our products, 25% of our total revenues from rental and 23% of our total revenues from field service and other. In the six months ended June 30, 2017, we derived 56% of our total revenues from the sale of our products, 23% of our total revenues from rental and 21% of our total revenues from field service and other. We have predominantly domestic operations, with 99% of our total sales for the six months ended June 30, 2018 and 2017, respectively, earned from U.S. operations.

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

Selling, general and administrative expense is comprised of costs such as sales and marketing, engineering expenses, general corporate overhead, business development expenses, compensation expense, stock-based compensation expense, IT expenses, safety and environmental expenses, legal and professional expenses and other related administrative functions.

Interest expense, net is currently comprised primarily of interest expense associated with our revolving credit facility and capital leases and on a historical basis included interest expense associated with our term loan facility. A portion of the net proceeds of our IPO were used to repay the borrowings outstanding under our term loan facility in February 2018.

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

•

Corporate Reorganization. The historical consolidated financial statements are based on the financial statements of our accounting predecessor, Cactus LLC and its subsidiaries, prior to our reorganization in connection with our IPO. As a result, the historical consolidated financial data may not provide an accurate indication of what our actual results would have been if such transactions had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. In addition, we entered into a TRA with the TRA Holders. This agreement generally provides for the payment by us to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize or are deemed to realize in certain circumstances in periods after our IPO as a result of certain increases in tax basis and imputed interest. We will retain the benefit of the remaining 15% of such net cash savings. See Note 2 of the Notes to Consolidated Financial Statements

•

Income Taxes. Cactus Inc. is a corporation under Internal Revenue Code (the “Code”) and is subject to U.S. federal and state income taxes (currently at a statutory rate of 21% of pretax earnings, as adjusted by the Code), as well as state, local and franchise income taxes, on its share of income of Cactus LLC. Consequently, we will report income tax expense or benefit attributable to U.S. federal income taxes for periods following our IPO. Our accounting predecessor is a limited liability company that is treated as a partnership for U.S. federal income tax purposes, and therefore is not subject to U.S. federal income taxes. Accordingly, no provision for U.S. federal income taxes has been provided for in our historical results of operations prior to our IPO because taxable income was passed through to Cactus LLC’s members.

•

Long‑term Incentive Plan. To incentivize individuals providing services to us or our affiliates, our board adopted a long‑term incentive plan prior to the completion of our IPO. The LTIP provides for the grant, from time to time, at the discretion of our board of directors or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock‑based awards, cash awards, substitute awards and performance awards. Any individual who is our officer or employee or an officer or employee of any of our affiliates, and any other person who provides services to us or our affiliates, including members of our board of directors, will be eligible to receive awards under the LTIP at the discretion of our board of directors. In connection with our IPO, we issued 0.7 million restricted stock unit awards, which will vest over one to three years, to certain of our directors, officers and employees. In May 2018, we issued awards of less than 0.1 million restricted stock units that will vest over seven years. We will recognize stock-based compensation expense, starting in 2018, over the vesting terms related to the respective issuance.

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

Consolidated Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended
	June 30,
	2018	2017	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$73,281	$45,245	$28,036	62.0%
Rental revenue	34,944	18,805	16,139	85.8
Field service and other revenue	30,318	17,827	12,491	70.1
Total revenues	138,543	81,877	56,666	69.2
Costs and expenses
Cost of product revenue	45,015	29,496	15,519	52.6
Cost of rental revenue	13,952	9,214	4,738	51.4
Cost of field service and other revenue	23,238	13,760	9,478	68.9
Selling, general and administrative expenses	9,851	7,334	2,517	34.3
Total costs and expenses	92,056	59,804	32,252	53.9
Income from operations	46,487	22,073	24,414	110.6

Interest expense, net	(248)	(5,186)	(4,938)	(95.2)
Income before income taxes	46,239	16,887	29,352	173.8
Income tax expense	4,697	309	4,388	1,420.1
Net income	$41,542	$16,578	$24,964	150.6%

Revenues

Product revenue for the three months ended June 30, 2018 was $73.3 million, an increase of $28.0 million, or 62%, from $45.2 million for the three months ended June 30, 2017. The increase was primarily attributable to an increase in U.S. onshore activity as measured in wells compared to the same period in 2017. The quarterly average U.S. onshore rig count increased 17% to 1,017 rigs for the three months ended June 30, 2018 compared to 870 rigs for the same period in 2017. Additionally, the number of rigs followed by Cactus increased 25% to 264 rigs during the second quarter 2018 compared to 211 rigs for the second quarter 2017. The term “rigs followed” represents the approximate number of active U.S. onshore drilling rigs to which we were the primary provider of wellhead products and corresponding services during drilling. Product revenue has historically tracked the rig count and has increased significantly due to the greater number of rigs and drilling activity conducted onshore in the U.S. including the increase in the number of wells being drilled. We have also seen an increase in the sale of production trees as more wells are put on production.

Rental revenue for the three months ended June 30, 2018 was $34.9 million, an increase of $16.1 million, or 86%, from $18.8 million for the three months ended June 30, 2017. The increase was primarily attributable to higher utilization related to increased demand placed on our rental fleet and the significant increase in the capacity of our rental fleet.

Field service and other revenue for the three months ended June 30, 2018 was $30.3 million, an increase of $12.5 million, or 70%, from $17.8 million for the three months ended June 30, 2017. The increase was primarily attributable to higher demand for these services following the increase in our product and rental revenue, as field service is closely correlated with both of these activities.

Costs and expenses

Cost of product revenue for the three months ended June 30, 2018 was $45.0 million, an increase of $15.5 million, or 53%, from $29.5 million for the three months ended June 30, 2017. The increase was largely attributable to an increase in product sales volume as a result of the higher demand for our products. Gross profit improved period over period due to the increased sourcing of product from our Suzhou facility as well as better operating efficiencies.

Cost of rental revenue for the three months ended June 30, 2018 was $14.0 million, an increase of $4.7 million, or 51%, from $9.2 million for the three months ended June 30, 2017. The increase was primarily due to higher depreciation expense and repair costs associated with a larger, more active rental fleet. Gross profit improved period over period due to better utilization of our fleet as a result of increased completions activity.

Cost of field service and other revenue for the three months ended June 30, 2018 was $23.2 million, an increase of $9.5 million, or 69%, from $13.8 million for the three months ended June 30, 2017. The increase was primarily attributable to higher payroll costs due to additional field personnel and higher operating costs due to activity increases.

Selling, general and administrative expense for the three months ended June 30, 2018 was $9.9 million, an increase of $2.5 million, or 34%, from $7.3 million for the three months ended June 30, 2017. The increase was primarily due to higher payroll and incentive compensation costs associated with our overall growth, as well as higher stock-based compensation expense related to equity awards and other costs associated with being a public company.

Interest expense, net. Interest expense, net for the three months ended June 30, 2018 was $0.2 million, a decrease of $4.9 million, or 95%, from $5.2 million for the three months ended June 30, 2017. The decrease is due to the repayment of our term loan in mid-February 2018 in connection with our IPO.

Income tax expense. Cactus Inc. is subject to federal as well as state income tax on its share of income of Cactus LLC. Our operations prior to our IPO were not subject to U.S. federal income tax at an entity level. Income tax expense for the three months ended June 30, 2018 was $4.7 million (10.2% effective tax rate) compared to $0.3 million (1.8% effective tax rate) for the three months ended June 30, 2017. The change was primarily attributable to Cactus Inc. incurring U.S. federal income tax on its share of income of Cactus LLC during the quarter. The effective tax rate is lower than the federal statutory rate of 21% as Cactus Inc. is only subject to federal and state income tax on its share of income of Cactus LLC. As of June 30, 2018, Cactus Inc. owned 35.3% of Cactus LLC.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table presents summary consolidated operating results for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$132,207	$78,283	$53,924	68.9%
Rental revenue	64,089	31,780	32,309	101.7
Field service and other revenue	57,357	30,317	27,040	89.2
Total revenues	253,653	140,380	113,273	80.7
Costs and expenses
Cost of product revenue	82,081	52,691	29,390	55.8
Cost of rental revenue	26,128	17,487	8,641	49.4
Cost of field service and other revenue	44,775	24,698	20,077	81.3
Selling, general and administrative expenses	18,965	13,437	5,528	41.1
Total costs and expenses	171,949	108,313	63,636	58.8
Income from operations	81,704	32,067	49,637	154.8

Interest expense, net	(3,100)	(10,172)	(7,072)	(69.5)
Other income (expense), net	(4,305)	—	4,305	100.0
Income before income taxes	74,299	21,895	52,404	239.3
Income tax expense	6,349	463	5,886	1,271.3
Net income	$67,950	$21,432	$46,518	217.0%

Revenues

Product revenue for the six months ended June 30, 2018 was $132.2 million, an increase of $53.9 million, or 69%, from $78.3 million for the six months ended June 30, 2017. The increase was primarily attributable to a significant increase in U.S. onshore activity compared to the same period in 2017. Overall, the number of drilling rigs operating has increased significantly as well as the number of wells drilled, which has increased the volume of our wellhead sales. We have also seen an increase in the sale of production trees as more wells are put on production.

Rental revenue for the six months ended June 30, 2018 was $64.1 million, an increase of $32.3 million, or 102%, from $31.8 million for the six months ended June 30, 2017. The increase was primarily attributable to higher utilization related to increased demand for our growing rental fleet and higher pricing.

Field service and other revenue for the six months ended June 30, 2018 was $57.4 million, an increase of $27.0 million, or 89%, from $30.3 million for the six months ended June 30, 2017. The increase was primarily attributable to higher demand for these services following the increase in our product and rental revenue, as field service is closely correlated with both of these activities.

Costs and expenses

Cost of product revenue for the six months ended June 30, 2018 was $82.1 million, an increase of $29.4 million, or 56%, from $52.7 million for the six months ended June 30, 2017. The increase was largely attributable to an increase in product sales volume as a result of higher demand for our products.

Cost of rental revenue for the six months ended June 30, 2018 was $26.1 million, an increase of $8.6 million, or 49%, from $17.5 million for the six months ended June 30, 2017. The increase was primarily due to higher depreciation expense and repair costs associated with a larger, more active fleet.

Cost of field service and other revenue for the six months ended June 30, 2018 was $44.8 million, an increase of $20.1 million, or 81%, from $24.7 million for the six months ended June 30, 2017. The increase was primarily attributable to higher payroll costs due to additional field personnel and higher operating costs due to activity increases.

Selling, general and administrative expense for the six months ended June 30, 2018 was $19.0 million, an increase of $5.5 million, or 41%, from $13.4 million for the six months ended June 30, 2017. The increase was primarily due to higher payroll and incentive compensation costs associated with our overall growth, as well as higher stock-based compensation expense related to equity awards issued in conjunction with our IPO.

Interest expense, net. Interest expense, net for the six months ended June 30, 2018 was $3.1 million, a decrease of $7.1 million, or 70%, from $10.2 million for the six months ended June 30, 2017. The decrease is due to the repayment of our term loan in mid-February 2018 in connection with our IPO.

Other income (expense), net. Other income (expense), net for the six months ended June 30, 2018 relates to a $4.3 million loss on debt extinguishment related to the write off of the unamortized balance of debt discount and deferred loan costs in connection with the repayment of our term loan with a portion of the net proceeds of our IPO.

Income tax expense. Income tax expense for the six months ended June 30, 2018 was $6.3 million (8.5% effective tax rate) compared to $0.5 million (2.1% effective tax rate) for the six months ended June 30, 2017. The change was primarily attributable to Cactus Inc. incurring U.S. federal income tax on its share of income of Cactus LLC during the period subsequent to our IPO in 2018.

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

In July 2018, we closed a public follow-on offering of 11,196,562 shares (including 10,000,000 base shares and 1,196,562 shares pursuant to the underwriters’ option to purchase additional shares) of Class A common stock and received $359.3 million of net proceeds. Cactus Inc. contributed the net proceeds to Cactus LLC in exchange for CW Units. Cactus LLC then used the net proceeds to redeem 11,196,562 CW Units from certain of the other owners of Cactus LLC and canceled corresponding shares of Class B common stock. No proceeds from this follow-on offering were retained by Cactus.

We expect that our primary sources of liquidity and capital resources will be cash flows generated by operating activities and borrowings under our revolving credit facility. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed.

Our ability to satisfy our liquidity requirements, including cash distributions to the holders of CW Units to fund their share of taxes of the partnership and liabilities related to the TRA, depends on our future operating performance, which is affected by prevailing economic conditions, market conditions in the E&P industry, availability and cost of raw materials, and financial, business and other factors, many of which are beyond our control.

We currently estimate that our net capital expenditures for the year ending December 31, 2018 will range from $50 million to $60 million, excluding acquisitions. We accelerated and expanded our investments in frac equipment in response to increasing opportunities and client demands, and we are expanding certain facilities. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, market opportunities, prevailing economic conditions, the condition of our existing assets, market conditions in the E&P industry, customers’ forecasts, demand volatility, available capacity and company initiatives. We believe that our existing cash on hand, cash generated from operations and available borrowings under our revolving credit facility will be sufficient to meet working capital requirements, anticipated capital expenditures, expected cash distributions to the holders of CW Units and anticipated tax liabilities for at least the next 12 months.

At June 30, 2018 and December 31, 2017, we had $28.4 million and $7.6 million, respectively, of cash and cash equivalents and $50.0 million and $50.0 million, respectively, of available borrowing capacity under our revolving credit facility. As of June 30, 2018, there were no borrowings outstanding under the revolving credit facility.

Prior to our IPO, on January 25, 2018, Cactus LLC paid a cash distribution of $26.0 million to its pre-IPO owners. This distribution was funded by borrowing under the revolving credit facility. The purpose of the distribution was to provide funds to these owners to pay their federal and state tax liabilities associated with taxable income recognized by them in the period prior to the completion of our IPO as a result of their ownership interests in Cactus LLC. The borrowings under the revolving credit facility were repaid during the first quarter of 2018. During the second quarter of 2018, Cactus LLC paid a pro rata distribution of $4.2 million to its other members, which was funded by cash flow generated from operating activities.

Cash Flows

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$80,705	$6,423
Net cash used in investing activities	(31,348)	(15,882)
Net cash (used in) provided by financing activities	(28,396)	2,856

Net cash provided by operating activities was $80.7 million and $6.4 million for the six months ended June 30, 2018 and 2017, respectively. The primary reasons for the increase were a $46.5 million increase in net income and a $13.5 million period over period improvement in net working capital due to improved collections during the six months ended June 30, 2018. We also had an increase of $14.3 million in non-cash items primarily related to the $4.3 million loss on debt extinguishment recorded in conjunction with the repayment of our term loan, $3.1 million of additional depreciation, $2.1 million related to stock-based compensation expense and $4.0 million difference in deferred income taxes.

Net cash used in investing activities was $31.3 million and $15.9 million for the six months ended June 30, 2018 and 2017, respectively. The primary reason for the increase was higher capital expenditures during 2018 related to our rental fleet to meet the increased customer demand for our frac equipment.

Net cash used in financing activities was $28.4 million for the six months ended June 30, 2018 compared to net cash provided by financing activities of $2.9 million for the same period in 2017. The primary reason for the change was the receipt of $469.6 million of net proceeds from our IPO and the Option, offset by (i) a $248.5 million repayment of the borrowings outstanding under our term loan and (ii) $216.4 million in redemptions of CW Units from certain direct and indirect owners of Cactus LLC in connection with our IPO. Additionally, we made $30.3 million in distributions to Cactus LLC members to provide funds to pay their federal and state liabilities associated with taxable income recognized by them as a result of their ownership in Cactus LLC.

Credit Agreement

On July 31, 2014, Cactus LLC entered into a credit agreement collateralized by substantially all of its assets, consisting of a $275.0 million Tranche B term loan and $50.0 million revolving credit facility with a $10.0 million sublimit for letters of credit. In conjunction with the completion of our IPO in February 2018, we repaid the term loan in full. There was $248.5 million outstanding on the term loan as of December 31, 2017. As of June 30, 2018 and December 31, 2017, no amounts were outstanding on the revolving loans and no letters of credit were outstanding. We may borrow and repay the revolving loans in accordance with the terms of the credit agreement. A commitment fee is payable quarterly on the unused portion of the revolving credit facility. Interest on the revolving loans is payable in arrears for each draw fixed at an adjusted base rate plus an applicable margin, as defined in the credit agreement. The revolving loans portion of the credit agreement matures on July 31, 2019. Amounts outstanding under the credit agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, in accordance with the terms of the credit agreement and subject to breakage and similar costs.

The credit agreement contains various restrictive covenants that may limit our ability to incur additional indebtedness and liens, make or declare dividends, or enter into certain transactions, and contains a total leverage financial covenant related only to the revolving loans once a total of $15.0 million or more has been drawn on the revolving loans. Based on this total leverage financial covenant, availability under the revolving credit facility can be limited to $15.0 million. At June 30, 2018, we had access to the full $50.0 million revolving credit facility capacity. At June 30, 2018 and December 31, 2017, we were in compliance with the covenants in the credit agreement.

Contractual Obligations

A summary of our contractual obligations as of June 30, 2018 is provided in the following table:

	Payments Due by Period For the Year Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$3,255	$4,962	$4,374	$3,404	$2,176	$5,001	$23,172
Capital lease obligations(2)	3,622	7,342	5,387	1,087	—	—	17,438
Liability related to TRA(3)	—	5,840	3,168	3,255	3,331	47,395	62,989
Total	$6,877	$18,144	$12,929	$7,746	$5,507	$52,396	$103,599

(1)	Operating lease obligations relate to real estate, vehicles and equipment.
(2)	Capital lease obligations relate to vehicles used in our business.
(3)

Represents obligations by Cactus to make payments under the TRA. The amount and timing of payments is subject to change. In connection with the follow-on offering of Class A common stock in July 2018, this liability will increase significantly.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.

In addition to the other risk factors and information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2017 Annual Report and the risk factors and other cautionary statements contained in our other filings with the Securities and Exchange Commission, which could materially affect our business, results of operations, financial condition or cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition or cash flows. There have been no material changes in our risk factors from those described in our 2017 Annual Report or our other Securities and Exchange Commission filings other than as set forth below:

The outcome of final actions under Section 301 of the Trade Act of 1974 may adversely affect our business.

On March 22, 2018 the President of the United States announced his decisions on the actions that the U.S. government will take based on the findings of an investigation under Section 301 of the Trade Act of 1974. These actions include a proposed 25 percent tariff on approximately $50 billion worth of imports from China, pursuit of dispute settlement in the World Trade Organization and restrictions on investment in the United States directed or facilitated by China.  On June 20, 2018 the U.S. Trade Representative (“USTR”) released the list of products imported from China to be subject to these additional tariffs.  The initial U.S. tariffs were implemented on July 6, 2018 covering $34 billion worth of Chinese goods, with another $16 billion of goods facing tariffs by late this summer, following a notice and comment period.  In response to the initial U.S. action, the government of China specified that it would impose an additional 25 percent tariff on U.S. goods with a value of $50 billion.  In response to China’s announcement, the President issued a statement directing the USTR to identify another $200 billion worth of Chinese goods for additional tariffs at a rate of 10 percent.  The USTR issued a proposed list of products to be subject to an additional 10 percent tariff on July 17, 2018 and has invited public comment on this supplemental action. The outcome of final actions under Section 301 and related developments is uncertain. To the extent these actions result in a decrease in demand for our products, our business may be adversely impacted. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. or other countries, the impact of these trade actions on our operations or results remains uncertain.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6.   Exhibits.

The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report.

EXHIBIT INDEX

The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report:

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Cactus, Inc., effective February 12, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38390) filed with the Commission on February 12, 2018)

3.2	Amended and Restated Bylaws of Cactus, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the Commission on February 12, 2018)

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on January 12, 2018)

4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-38390) filed with the Commission on February 12, 2018)

4.3

Stockholders’ Agreement, effective as of February 12, 2018., by and among Cactus, Inc., Cadent Energy Partners II, L.P. and Cactus WH Enterprises, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (File No. 001-38390) filed with the Commission on February 12, 2018)

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

Date: August 2, 2018
	By:	/s/ Scott Bender
Scott Bender
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Brian Small
Brian Small
Chief Financial Officer (Principal Financial Officer)