Form 10-Q
period 2018-09-30
Cactus, Inc.
filed 2018-11-02
CIK 1699136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐ Emerging growth company ☑

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑

As of November 1, 2018, the registrant had 37,646,562 shares of Class A common stock, $0.01 par value per share, and 37,243,210 shares of Class B common stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Forward‑looking statements may include statements about:

•	demand for our products and services, which is affected by, among other things, changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;
•	the level of growth in number of rigs and well count and lack of takeaway capacity in areas such as the Permian Basin;
•	the level of fracturing activity and the availability of fracturing equipment and pressure pumping services;
•	the size and timing of orders;
•	availability of raw materials;
•	transportation differentials associated with reduced capacity in and out of the storage hub in Cushing, Oklahoma;
•	expectations regarding raw materials, overhead and operating costs and margins;
•	availability of skilled and qualified workers;
•	potential warranty and liability claims arising out of the installation, use or misuse of our products;
•	the possibility of cancellation of orders;
•	our business strategy;
•	our financial strategy, operating cash flows, liquidity and capital required for our business;
•	our future revenue, income and operating performance;
•	the termination of relationships with major customers or suppliers;
•	laws and regulations, including environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;
•	disruptions in the political, regulatory, economic and social conditions domestically or internationally;
•	increased import tariffs assessed on products from China and imported raw materials used in the manufacture of our goods in the United States;
•	the significance of future TRA liabilities that arise from redemption of CW Units;
•	a failure of our information technology infrastructure or any significant breach of security;

i

•	potential uninsured claims and litigation against us;
•	our dependence on the continuing services of certain of our key managers and employees; and
•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

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

ii

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2018	2017
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$41,981	$7,574
Accounts receivable, net	105,941	84,173
Inventories	85,321	64,450
Prepaid expenses and other current assets	9,336	7,732
Total current assets	242,579	163,929
Property and equipment, net	135,391	94,654
Goodwill	7,824	7,824
Deferred tax asset, net	179,265	—
Other noncurrent assets	613	49
Total assets	$565,672	$266,456
Liabilities and Equity
Current liabilities
Accounts payable	$44,261	$35,080
Accrued expenses and other current liabilities	17,442	10,559
Capital lease obligations, current portion	7,194	4,667
Current maturities of long-term debt	—	2,568
Total current liabilities	68,897	52,874
Capital lease obligations, net of current portion	9,021	7,946
Deferred tax liability, net	1,094	416
Liability related to tax receivable agreement	161,797	—
Long-term debt, net	—	241,437
Total liabilities	240,809	302,673
Commitments and contingencies
Stockholders' / Members' equity (deficit)
Members' equity (deficit)	—	(36,299)
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding as of September 30, 2018	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 37,647 shares issued and outstanding as of September 30, 2018	377	—
Class B common stock, $0.01 par value, 215,000 shares authorized, 37,243 shares issued and outstanding as of September 30, 2018	—	—
Additional paid-in capital	127,604	—
Retained earnings	34,759	—
Accumulated other comprehensive income (loss)	(788)	82
Total stockholders' equity attributable to Cactus Inc. and members' equity (deficit)	161,952	(36,217)
Non-controlling interest	162,911	—
Total stockholders' and members' equity (deficit)	324,863	(36,217)
Total liabilities and equity	$565,672	$266,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Revenues
Product revenue	$79,388	$53,680	$211,595	$131,963
Rental revenue	38,135	21,199	102,224	52,979
Field service and other revenue	33,135	21,148	90,492	51,465
Total revenues	150,658	96,027	404,311	236,407

Costs and expenses
Cost of product revenue	46,816	33,873	128,897	86,564
Cost of rental revenue	15,349	10,686	41,477	28,173
Cost of field service and other revenue	25,309	16,313	70,084	41,011
Selling, general and administrative expenses	11,051	7,096	30,016	20,533
Total costs and expenses	98,525	67,968	270,474	176,281
Income from operations	52,133	28,059	133,837	60,126

Interest expense, net	(270)	(5,279)	(3,370)	(15,451)
Other income (expense), net	—	—	(4,305)	—
Income before income taxes	51,863	22,780	126,162	44,675
Income tax expense	8,215	479	14,564	942
Net income	$43,648	$22,301	$111,598	$43,733
Less: pre-IPO net income attributable to Cactus LLC	—	22,301	13,648	43,733
Less: net income attributable to non-controlling interest	24,976	—	63,191	—
Net income attributable to Cactus Inc.	$18,672	$—	$34,759	$—

Earnings per Class A Share - basic	$0.52	$—	$1.15	$—
Earnings per Class A Share - diluted	$0.52	$—	$1.14	$—

Weighted average Class A Shares outstanding - basic	35,821	—	30,182	—
Weighted average Class A Shares outstanding - diluted	36,229	—	30,522	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$43,648	$22,301	$111,598	$43,733
Foreign currency translation	(519)	173	(870)	456
Comprehensive income	$43,129	$22,474	$110,728	$44,189
Less: pre-IPO comprehensive income attributable to Cactus LLC	—	22,474	13,928	44,189
Less: comprehensive income attributable to non-controlling interest	24,679	—	62,453	—
Comprehensive income attributable to Cactus Inc.	$18,450	$—	$34,347	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

								Accumulated
	Members'	Class A		Class B		Additional		Other	Non-	Total
	Equity	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	controlling	Equity
(in thousands)	(Deficit)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	(Deficit)
Balance at December 31, 2017	$(36,299)	—	$—	—	$—	$—	$—	$82	$—	$(36,217)
Member distributions prior to IPO	(26,000)	—	—	—	—	—	—	—	—	(26,000)
Net income prior to IPO and Reorganization	13,648	—	—	—	—	—	—	—	—	13,648
Effect of IPO and Reorganization (Note 1)	48,651	26,450	265	48,440	—	71,196	—	—	130,861	250,973
Member distributions after IPO	—	—	—	—	—	—	—	—	(5,848)	(5,848)
Effect of Follow-on Offering (Note 1)	—	11,197	112	(11,197)	—	24,472	—	—	(25,293)	(709)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	28,552	—	—	—	28,552
Other comprehensive (loss)	—	—	—	—	—	—	—	(870)	—	(870)
Stock-based compensation	—	—	—	—	—	3,384	—	—	—	3,384
Net income after IPO and Reorganization	—	—	—	—	—	—	34,759	—	63,191	97,950
Balance at September 30, 2018	$—	37,647	$377	37,243	$—	$127,604	$34,759	$(788)	$162,911	$324,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash flows from operating activities
Net income	$111,598	$43,733
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	21,829	16,976
Debt discount and deferred loan cost amortization	229	1,314
Stock-based compensation	3,384	—
Inventory obsolescence	932	618
Loss on disposal of assets	1,759	115
Deferred income taxes	11,762	167
Loss on debt extinguishment	4,305	—
Changes in operating assets and liabilities:
Accounts receivable	(21,761)	(40,647)
Inventories	(22,866)	(25,630)
Prepaid expenses and other assets	(3,835)	(4,380)
Accounts payable	8,108	20,834
Accrued expenses and other liabilities	6,906	6,410
Net cash provided by operating activities	122,350	19,510

Cash flows from investing activities
Capital expenditures	(55,720)	(22,327)
Patent expenditures	—	(8)
Proceeds from sale of assets	1,313	908
Net cash used in investing activities	(54,407)	(21,427)

Cash flows from financing activities
Principal payments on long-term debt	(248,529)	(1,927)
Payment of deferred financing costs	(576)	—
Payments on capital leases	(4,456)	(1,682)
Net proceeds from IPO and Follow-on Offering	828,168	—
Distributions to members	(31,848)	—
Redemption of CW Units	(575,681)	—
Net cash used in financing activities	(32,922)	(3,609)

Effect of exchange rate changes on cash and cash equivalents	(614)	62

Net increase (decrease) in cash and cash equivalents	34,407	(5,464)

Cash and cash equivalents
Beginning of period	7,574	8,688
End of period	$41,981	$3,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share and per share data, or as otherwise indicated)

1.   Organization and Nature of Operations

Description of Business

Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries, including Cactus Wellhead, LLC (“Cactus LLC”) are primarily engaged in the design, manufacture and sale of wellhead and pressure control equipment. In addition, we maintain a fleet of frac valves and ancillary equipment for short-term rental, as well as offer repair and refurbishment services and the provision of service crews to assist in the installation and operations of pressure control systems. We operate through 15 U.S. service centers located in Texas, Oklahoma, New Mexico, Louisiana, Pennsylvania, North Dakota, Wyoming and Colorado, and one service center in Eastern Australia, with our corporate headquarters located in Houston, Texas.

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

Initial Public Offering

On February 12, 2018, we completed the initial public offering of 23,000,000 shares of Class A common stock (our “IPO”), par value $0.01 per share, at a price to the public of $19.00 per share. We received net proceeds of $408.0 million after deducting underwriting discounts and commissions and $2.8 million in 2018 offering expenses of our IPO. We also paid $2.2 million in offering expenses during 2017 that were recorded to prepaid expenses in the consolidated balance sheet as of December 31, 2017. On February 14, 2018, we completed the sale of an additional 3,450,000 shares of Class A common stock pursuant to the exercise in full by the underwriters of their option to purchase additional shares of Class A common stock (the “Option”), from which we received an additional $61.6 million of net proceeds after deducting underwriting discounts and commissions. We contributed all of the net proceeds of our IPO (including from the Option) to Cactus LLC in exchange for units in Cactus LLC (“CW Units”). Cactus Inc. is a holding company who is the sole managing member of Cactus LLC.

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

As the sole managing member of Cactus LLC, Cactus Inc. operates and controls all of the business and affairs of Cactus LLC, and conducts its business through Cactus LLC and its subsidiaries. As a result, Cactus Inc. consolidates the financial results of Cactus LLC and its subsidiaries and reports non-controlling interest related to the portion of CW Units not owned by Cactus Inc., which reduces net income attributable to Cactus Inc.’s Class A stockholders. As of September 30, 2018, Cactus Inc. owned 50.3% of Cactus LLC.

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

(d)recorded a deferred tax asset of $74.1 million related to the step-up in basis, a liability from the TRA (defined above) of $63.0 million representing 85% of the expected net cash tax savings from the step-up in basis that will be paid to TRA Holders, and recorded $11.1 million as additional paid-in capital;

(e)reset the previous accumulated deficit in Cactus LLC to zero; and

(f)recorded $130.9 million of non-controlling interest representing the portion of CW Units not owned by Cactus Inc.

Prior to our IPO, on January 25, 2018, Cactus LLC paid a cash distribution of $26.0 million to pre-IPO owners. This distribution was funded by borrowing under a revolving credit facility. The purpose of the distribution was to provide funds to these owners to pay their federal and state tax liabilities associated with taxable income recognized by them for periods prior to the completion of our IPO as a result of their ownership interests in Cactus LLC. The borrowings under this revolving credit facility were repaid during the first quarter of 2018.

Follow-on Offering

On July 16, 2018, we completed a public offering of 11,196,562 shares (consisting of 10,000,000 base shares and 1,196,562 shares sold pursuant to the underwriters’ option to purchase additional shares) of Class A common stock (the “Follow-on Offering”) at $33.25 per share and received $359.3 million of net proceeds after deducting underwriting discounts. Cactus Inc. contributed these net proceeds to Cactus LLC in exchange for CW Units. Cactus LLC then used the net proceeds to redeem 11,196,562 CW Units from certain of the other owners of Cactus LLC, and Cactus Inc. canceled corresponding shares of Class B common stock. In conjunction with the redemption of these CW Units, we recorded a deferred tax asset of $116.2 million related to the step-up in basis, a liability from the TRA of $98.8 million representing 85% of the expected net cash savings from the step-up in basis that will be paid to TRA Holders and recorded $17.4 million as additional paid-in capital.

Offering expenses related to the Follow-on Offering were $0.7 million, which were recorded within equity, and were borne by Cactus Inc.

In conjunction with the Follow-on Offering and the additional ownership Cactus Inc. acquired in Cactus LLC, $25.2 million of equity was reclassified to Cactus Inc. from non-controlling interest representing the additional CW Units acquired and $0.1 million related to the cancelation of Class B common stock.

After these transactions and as of September 30, 2018, Cactus Inc. has outstanding 37,646,562 shares of Class A common stock (representing 50.3% of the total voting power) and 37,243,210 shares of Class B common stock (representing 49.7% of the total voting power).  There was no change in the total aggregate number of shares of Class A common stock and Class B common stock outstanding of 74,889,772 following the completion of the Follow-on Offering.

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

Policy for Interim Period Tax Allocation

For interim income tax reporting we estimate our annual effective tax rate and apply it to our year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. Our IPO closed on February 12, 2018, and the annual effective tax rate is determined considering the periods before and after our IPO. Accordingly, net income attributable to non-controlling interest includes its share of respective income tax expense, which is not subject to U.S. federal and state income tax expense, and net income attributable to Cactus Inc. includes its share of respective income tax expense, which does include U.S. federal and state income tax expense.

Upon completion of our IPO, Cactus Inc. owned 35.3% of Cactus LLC and non-controlling interest owned 64.7% of Cactus LLC. Upon completion of the Follow-on Offering, Cactus Inc. owns 50.3% of Cactus LLC and non-controlling interest owns 49.7% of Cactus LLC. Accordingly, Cactus Inc. recognized a greater share of income of Cactus LLC for the period subsequent to the Follow-on Offering and therefore recorded higher U.S. federal and state income tax expense.

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

Domestic and foreign components of income before income taxes for the three and nine months ended September 30, 2018 are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Pre-IPO Domestic	$—	$13,370
Post-IPO Domestic	49,277	106,906
Pre-IPO Foreign	—	512
Post-IPO Foreign	2,586	5,374
Income before income taxes	$51,863	$126,162

The provision for income tax for the three and nine months ended September 30, 2018 consisted of:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Current:
Federal	$(828)	$—
State	693	1,331
Foreign	682	1,471
Total current income taxes	547	2,802
Deferred:
Federal	6,212	9,451
State	1,074	1,633
Foreign	382	678
Total deferred income taxes	7,668	11,762
Total provision for income taxes	$8,215	$14,564

The effective income tax rate was different from the statutory U.S. federal income tax rate for the three and nine months ended September 30, 2018 due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Income taxes at 21% statutory tax rate	$10,891	$26,494
Net difference resulting from:
Profit of Cactus LLC pre-IPO not subject to U.S. federal tax	—	(2,808)
Profit of non-controlling interest not subject to U.S. federal tax	(4,979)	(13,185)
Foreign earnings subject to different tax rates	(298)	(122)
State income taxes	1,511	2,527
Foreign withholding taxes	382	678
Change in valuation allowance	(104)	(106)
Other	812	1,086
Total provision for income taxes	$8,215	$14,564

The components of deferred tax assets and liabilities are as follows:

	September 30, 2018	December 31, 2017
Investment in Cactus LLC	$179,265	$—
Foreign loss carryforwards	383	489
Deferred tax assets	179,648	489
Valuation allowance	(383)	(489)
Deferred tax asset, net	$179,265	$—

Foreign withholding taxes	$1,094	$416
Deferred tax liability, net	$1,094	$416

Stock-based Compensation

We measure the cost of equity-based awards based on the grant date fair value and we allocate the compensation expense over the corresponding service period, which is usually the vesting period, using the straight-line method. All grant date fair value is expensed immediately for awards that are fully vested as of the grant date.

In conjunction with our IPO, we granted 737,493 restricted stock unit awards under our long-term incentive plan (the “LTIP”) with a grant date fair value of $19.00. The majority of these awards vest over a three year period. On May 31, 2018, we granted 29,656 restricted stock unit awards under the LTIP with a grant date fair value of $33.72 and a seven year vesting period. On September 21, 2018, we granted 5,450 restricted stock unit awards under the LTIP with a grant date fair value of $36.70 and a three year vesting period. During the three and nine months ended September 30, 2018, we recorded $1.3 million and $3.4 million, respectively of stock-based compensation expense mostly included in selling, general and administrative expenses. As of September 30, 2018, there was $11.8 million of unrecognized compensation cost related to these unvested restricted stock unit awards, which is expected to be recognized over a weighted average period of 2.7 years.

Significant Customers

For the nine months ended September 30, 2018, one customer represented 11% of consolidated revenues, and no other customers represented 10% or more of our consolidated revenues during the period. For the nine months ended

September 30, 2017, one customer represented 11% of our consolidated revenues, and no other customers represented 10% or more of our consolidated revenues during this period.

Significant Vendors

We purchase a significant portion of supplies, equipment and machined components from a single vendor. For the nine months ended September 30, 2018 and 2017, purchases from this vendor totaled $36.4 million and $24.5 million, respectively. These figures represent approximately 22%, for the respective periods, of total third party vendor purchases of raw materials, finished products, equipment, machining and other services. Amounts due to the vendor included in accounts payable in the consolidated balance sheets as of September 30, 2018 and December 31, 2017 totaled $10.8 million and $7.4 million, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to estimated losses on accounts receivables, estimated realizable value on excess and obsolete inventory, estimates related to fair value of reporting units for purposes of assessing goodwill and other indefinite-lived intangible assets for impairment, assessments of all long-lived assets for possible impairment,  estimates of warranty liabilities and estimates of deferred tax assets related to the step-up in basis under the TRA and the associated liability under the TRA. Actual results could differ from those estimates.

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

The payment obligations under the TRA are Cactus Inc.’s obligations and not obligations of Cactus LLC, and we expect that the payments we will be required to make under the TRA will be substantial. We have determined that it is more likely than not that actual cash tax savings will be realized by Cactus Inc. from the tax benefits resulting from the Reorganization, our IPO and the Follow-on Offering. Accordingly, the TRA is expected to result in future payments, and we have recorded a liability from the TRA of $161.8 million included in the consolidated balance sheet as of September  30, 2018.  Future exchanges of CW Units creates additional liability and follows the same accounting procedures. Estimating the amount and timing of payments that may become due under the TRA is by its nature imprecise. For purposes of the TRA, net cash savings in tax generally will be calculated by comparing Cactus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) to the amount it would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRA. The amounts payable, as well as the timing of any payments under the TRA, are dependent upon significant future events and assumptions, including the timing of the redemption of CW Units, the price of our Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming unit holder’s tax basis in its CW Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future and the U.S. federal income tax rate then applicable, and the portion of Cactus Inc.’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis.

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

We account for any amounts payable under the TRA in accordance with Accounting Standard Codification (“ASC”) Topic 450, Contingencies. We will recognize subsequent changes to the measurement of the liability from the TRA in the income statement as a component of income before taxes. In the case of any changes to any valuation allowance associated with the underlying tax asset, given the link between the tax savings generated and the recognition of the liability from the TRA (i.e., one is recorded based on 85% of the other), and the explicit guidance in ASC 740-20-45-11(g) which requires that subsequent changes in a valuation allowance established against deferred tax assets that arose due to change in tax basis as a result of a transaction among or with shareholders to be recorded in the income statement as opposed to equity, we believe recording of the corollary adjustment to the liability from the TRA in the income statement is appropriate.

The term of the TRA commenced upon completion of our IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we exercise our right to terminate the TRA. In the event that the TRA is not terminated, the payments under the TRA are anticipated to commence in 2019 and to continue for 16 years after the date of the last redemption of CW Units. Accordingly, it is expected that payments will continue to be made under the TRA for more than 25 years. If we elect to terminate the TRA early (or it is terminated early due to certain mergers, asset sales, other forms of business combinations or other changes of control), our obligations under the TRA would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the TRA (determined by applying a discount rate of one-year LIBOR plus 150 basis points) and such payment is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the TRA, including the assumptions that (i) we have sufficient taxable income to fully utilize the tax benefits covered by the TRA and (ii) any CW Units (other than those held by Cactus Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates. Assuming no material changes in the relevant tax law, we expect that if the TRA were terminated as of September 30, 2018, the estimated termination payments, based on the assumptions discussed above, would be approximately $383.4 million (calculated using a discount rate equal to one-year LIBOR plus 150 basis points, applied against an undiscounted liability of $546.0 million).

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

Payments generally are due under the TRA within five business days following the finalization of the schedule with respect to which the payment obligation is calculated. However, interest on such payments will begin to accrue from the due date (without extensions) of our U.S. federal income tax return for the period to which such payments relate until such payment due date at a rate equal to one-year LIBOR plus 150 basis points. Except in cases where we elect to terminate the TRA early or it is otherwise terminated as described above, generally we may elect to defer payments due under the TRA if we do not have available cash to satisfy our payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date at a rate of one-year LIBOR plus 550 basis points. However, interest will accrue from the due date for such payment until the payment date at a rate of one-year LIBOR plus 150 basis points if we are unable to make such payment as a result of limitations imposed by our credit facility. We have no present intention to defer payments under the TRA.

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

Emerging Growth Company status

Cactus is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which our total annual gross revenue is at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter (following twelve months from our IPO), and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise generally applicable to public companies. We have irrevocably opted out of the extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new standard, a lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified assets for a period of time in exchange for consideration. This new guidance will require a lessee to recognize a right-of-use asset and a lease liability for both financing and operating leases. The original guidance required application on a modified retrospective basis with the earliest period presented. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which provides an additional transition method that permits changes to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. The new guidance will be effective for fiscal years beginning after December 15, 2018 and we plan to elect the transition option provided under ASU 2018-11. We are currently in the process of quantifying the impact this pronouncement will have on our consolidated financial statements based on our lease portfolios and accumulating all the necessary information required to account for the leases under the new standard. We expect a material amount of assets and liabilities will be recorded on our consolidated balance sheet with an immaterial effect to our retained earnings upon adoption. The future minimum lease payments under noncancelable operating leases were $22.3 million as of September 30, 2018. We plan to elect to exclude from the balance sheet short-term contracts of one year or less and plan to elect the package of practical expedients allowed under the new standard.

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

3.   Inventories

Inventories consist of the following:

	September 30,	December 31,
	2018	2017
Raw materials	$2,010	$1,532
Work-in-progress	5,687	3,590
Finished goods	77,624	59,328
	$85,321	$64,450

4.   Long-term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2018	2017
Term loan	$—	$248,529
Less:
Current portion	—	(2,568)
Unamortized debt discount and deferred loan costs	—	(4,524)
Long-term debt, net	$—	$241,437

Credit Agreement

On August 21, 2018, Cactus LLC entered into a five-year senior secured asset-based revolving credit facility with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for such lenders and as an issuing bank and swingline lender (the “ABL Credit Facility”). The ABL Credit Facility provides for $75.0 million in revolving commitments, up to $15.0 million of which is available for the issuance of letters of credit. Subject to certain terms and conditions set forth in the ABL Credit Facility, Cactus LLC may request additional revolving commitments in an amount not to exceed $50.0 million, for a total of up to $125.0 million in revolving commitments.

The ABL Credit Facility matures on August 21, 2023. The maximum amount that Cactus LLC may borrow under the ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments.

The ABL Credit Facility replaced Cactus LLC’s prior credit agreement, dated as of July 31, 2014, with Credit Suisse AG, as administrative agent, collateral agent and issuing bank, and the other lenders party thereto (the “Prior Credit Agreement”). The Prior Credit Agreement provided for a term loan tranche in an aggregate principal amount of $275.0 million, the outstanding balance of which was repaid in full in February 2018 with the net proceeds of our IPO, and a revolving credit facility (the “Prior Revolving Credit Facility”) of up to $50.0 million with a $10.0 million sublimit for letters of credit. The Prior Credit Agreement was terminated concurrently with the effectiveness of, and as a condition of entering into, the ABL Credit Facility. No loans or letters of credit under the Prior Credit Agreement were outstanding at the time of, or were repaid in connection with, such termination. The Prior Credit Agreement was scheduled to mature on July 31, 2019.

Cactus LLC’s obligations under the ABL Credit Facility are secured by liens on Cactus LLC’s assets, other than equipment, intellectual property and real estate. Any subsidiary of Cactus LLC that is considered material pursuant to the ABL Credit Facility will be required to (i) guarantee on an unconditional basis all of Cactus LLC’s obligations under the ABL Credit Facility and (ii) grant a lien to secure such guarantee on its assets, other than equipment, intellectual property and real estate.

Borrowings under the ABL Credit Facility bear interest at Cactus LLC’s option at either (i) the Alternate Base Rate (as defined therein) (“ABR”), or (ii) the Adjusted LIBO Rate (as defined therein) (“Eurodollar”), plus, in each case, an applicable margin. Letters of credit issued under the ABL Credit Facility accrue fees at a rate equal to the applicable margin for Eurodollar borrowings. The applicable margin ranges from 0.50% to 1.00% per annum for ABR borrowings and 1.50% to 2.00% per annum for Eurodollar borrowings and, in each case, is based on the average quarterly availability under the ABL Credit Facility for the immediately preceding fiscal quarter. The unused portion of the ABL Credit Facility is subject to a commitment fee that varies from 0.250% to 0.375% per annum, according to the average quarterly availability under the ABL Credit Facility for the immediately preceding fiscal quarter.

The ABL Credit Facility contains various covenants and restrictive provisions that limit Cactus LLC’s and each of its subsidiaries’ ability to, among other things:

•	incur additional indebtedness and create liens;
•	make investments or loans;
•	enter into asset sales;
•	make certain restricted payments and distributions; and
•	engage in transactions with affiliates.

The ABL Credit Facility also requires Cactus LLC to maintain a fixed charge coverage ratio of 1.0 to 1.0 based on the ratio of EBITDA (as defined therein) minus Unfinanced Capital Expenditures (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the ABL Credit Facility is under certain levels. If Cactus LLC fails to perform its obligations under the ABL Credit Facility, (i) the commitments under the ABL Credit Facility could be terminated, (ii) any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable and (iii) the lenders may commence foreclosure or other actions against the collateral.

As of September 30, 2018, we had no borrowings outstanding under the ABL Credit Facility. As of December 31, 2017, we had $248.5 million of borrowings outstanding under the term loan tranche of the Prior Credit Agreement, no borrowings outstanding under the Prior Revolving Credit Facility and no outstanding letters of credit.

At September 30, 2018, although there were no borrowings outstanding, the applicable margin on our Eurodollar borrowings was 1.5% plus an adjusted base rate of one or three month LIBOR. At December 31, 2017, the weighted average interest rate for the borrowings under the Prior Credit Agreement was 7.3%.

As of September 30, 2018, we were in compliance with all covenants under the ABL Credit Facility and as of December 31, 2017, we were in compliance with all covenants under the Prior Credit Agreement.

Loss on Debt Extinguishment

During the first quarter of 2018, we recorded a $4.3 million loss on early extinguishment of debt in conjunction with the repayment of the term loan portion of the Prior Credit Agreement with a portion of the net proceeds from our IPO. The loss consists of the write-off of the unamortized balance of debt discount and deferred loan costs of $2.1 million and $2.2 million, respectively. The loss on debt extinguishment is included under other income (expense), net, in the consolidated statements of income.

5.   Revenue

Accounting Policy

We account for revenue in accordance with Topic 606, which we adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the nine months ended September 30, 2018. Furthermore, we expect the impact of the adoption of the new standard to be immaterial to our revenue and gross profit on an ongoing basis. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into three revenue categories: (i) product revenues, (ii) rental revenues and (iii) field service and other revenues. Approximately 99% of our revenues are from the United States. For the nine months ended September 30, 2018, we derived 52% of our total revenues from the sale of our products, 25% of our total revenues from rental and 23% of our total revenues from field service and other.

Contract Balances

We perform our obligations under contracts with our customers by transferring services and products in exchange for consideration. The timing of our performance often differs from the timing of invoicing and our customer’s payment, which results in the recording of unbilled revenue and deferred revenue. Amounts in the consolidated balance sheet as of September  30, 2018 representing unbilled revenue within accounts receivable, net, were $28.7 million and amounts representing deferred revenue within accrued expenses and other current liabilities were $1.2 million. This compares to an unbilled revenue balance of $24.7 million and a deferred revenue balance of $0.8 million as of December 31, 2017.

Contract Costs

We do not incur any material costs of obtaining contracts.

6.   Related Party Transactions

Prior to our IPO, we were party to a management services agreement with two Cactus LLC members, whereby Cactus paid an annual management fee totaling approximately $0.3 million, payable in four installments, each to be paid quarterly in advance, prorated for any partial year. In conjunction with our IPO, the management services agreement terminated pursuant to its terms. Management fee expenses for the nine months ended September 30, 2018 and 2017 were $0.1 million and $0.2 million, respectively. There were no outstanding balances due as of September  30, 2018 or December 31, 2017 under the management services agreement.

From time to time, we rent a plane under dry-lease from a company owned by a member of Cactus LLC. These transactions are under short-term rental arrangements. During the three months ended September 30, 2018 and 2017, expense recognized in connection with these rentals totaled $0.1 million for the respective periods. For the nine months ended September 30, 2018 and 2017, expense recognized in connection with these rentals totaled $0.3 million and $0.2 million, respectively. As of September 30, 2018 and December 31, 2017, we owed less than $0.1 million, respectively, to the related party which are included in accounts payable in the consolidated balance sheets.

We are also party to a TRA with certain direct and indirect holders of CW Units, including certain of our officers, directors and employees. These TRA Holders have the right in the future to receive 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize. The total liability from the TRA as of September 30, 2018 was $161.8 million.

Distributions made by Cactus LLC generally require pro-rata distribution among all its members. For the three and nine months ended September 30, 2018, Cactus LLC made $1.6 million and $3.8 million, respectively, in distributions to Cactus Inc. to cover its quarterly estimated tax payment to the IRS. Cactus LLC also made an aggregate $1.6 million and $5.8 million in pro-rata distributions to its other members over the same periods.

Prior to our IPO, on January 25, 2018, Cactus LLC paid a cash distribution of $26.0 million to pre-IPO owners. This distribution was funded by borrowing under a revolving credit facility. The purpose of the distribution was to provide funds to these owners to pay their federal and state tax liabilities associated with taxable income recognized by them for periods prior to the completion of our IPO as a result of their ownership interests in Cactus LLC. The borrowings under this revolving credit facility were repaid during the first quarter of 2018.

7.   Commitments and Contingencies

Operating Leases and Capital Leases

We lease certain facilities, vehicles, equipment, office and manufacturing space under noncancelable operating leases which expire at various dates through 2029. We are also party to month-to-month leases that can be canceled at any time. Total rent expense related to operating leases for the three and nine months ended September 30, 2018 was $2.0 million and $5.7 million, respectively, compared to total rent expense of $1.8 million and $5.4 million for the three and nine months ended September 30, 2017, respectively.

We also lease vehicles under capital leases. These leases are typically three years in duration and have no guaranteed residual values. Amounts included within property and equipment under capital leases as of September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
Cost	$23,580	$15,557
Accumulated depreciation	(6,884)	(2,672)
Net	$16,696	$12,885

The following table presents our contractual obligations for the periods subsequent to September 30, 2018, including future minimum annual lease payments, including executory costs and interest, and the payments of the liability related to the TRA:

	Operating Leases	Capital Leases	Liability related to TRA	Total
Remainder of 2018	$1,671	$2,018	$—	$3,689
2019	5,538	8,167	12,170	25,875
2020	4,485	6,205	8,215	18,905
2021	3,461	1,874	8,405	13,740
2022	2,176	—	8,601	10,777
Thereafter	5,002	—	124,406	129,408
	$22,333	$18,264	$161,797	$202,394

Legal Contingencies

We are involved in various disputes arising in the ordinary course of business. Management does not believe the outcome of these disputes will have a material adverse effect on our consolidated financial position or consolidated results of operations.

8.   Employee Benefit Plans

401K Plan

Our employees within the United States are eligible to participate in a 401(k) plan (the “Plan”) sponsored by us. These employees are eligible to participate upon employment hire date and obtaining the age of eighteen. All eligible employees may contribute a percentage of their compensation subject to a maximum imposed by the Code. We match 100% of the first 3% of gross pay contributed by each employee and 50% of the next 4% of gross pay contributed by each employee. We may also make additional non-elective employer contributions at our discretion under the Plan. Similar benefit plans exist for employees of our foreign subsidiaries. During the three months ended September 30, 2018 and 2017, employer matching contributions totaled $1.0 million and $0.6 million, respectively. For the nine months ended September 30, 2018 and 2017, employer matching contributions totaled $2.6 million and $1.5 million, respectively. Historically, we have not made non-elective employer contributions under the Plan.

9.   Supplemental Cash Flow Information

Non-cash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2018	2017
Property and equipment acquired under capital lease	$8,199	$8,531
Property and equipment in payables	3,001	2,115

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

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Cactus Inc.	$18,672	$—	$34,759	$—
Denominator:
Weighted average Class A shares outstanding—basic	35,821	—	30,182	—
Effect of dilutive shares (1)	408		340
Weighted average Class A shares outstanding—diluted (1)	36,229		30,522	—

Earnings per Class A Share—basic	$0.52	$—	$1.15	$—
Earnings per Class A Share—diluted (1)	$0.52	$—	$1.14	$—

(1)	Diluted earnings per share for the periods presented excludes 37,243,210 shares of Class B common stock as the effect would be anti-dilutive.

.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise indicated or required by the context, all references in this Quarterly Report to the “Company,” “Cactus,” “we,” “us” and “our” refer to (i) Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries (including Cactus LLC) following the completion of our initial public offering on February 12, 2018 (our “IPO”), unless we state otherwise or the context otherwise requires and (ii) Cactus Wellhead, LLC (“Cactus LLC”) and its consolidated subsidiaries prior to the completion of our IPO. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Note Regarding Forward-Looking Statements” and included elsewhere in this Quarterly Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

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

Our principal products include our Cactus SafeDrill® wellhead systems, as well as frac stacks, zipper manifolds and production trees that we design and manufacture. Every oil and gas well requires a wellhead, which is installed at the onset of the drilling process and which remains with the well through its entire productive life. The Cactus SafeDrill® wellhead systems employ technology which allows technicians to land and secure casing strings more safely from the rig floor reducing the need to descend into the cellar. We believe we are a market leader in the application of such technology, with thousands of our products sold and installed across the United States since 2011. During the completion phase of a well, we rent frac stacks, zipper manifolds and other high‑pressure equipment that are used for well control and for managing the transmission of frac fluids and proppants during the hydraulic fracturing process. These severe service applications require robust and reliable equipment. For the subsequent production phase of a well, we sell production trees that regulate hydrocarbon production, which are installed on the wellhead after the frac stack has been removed. In addition, we provide mission‑critical field services for all of our products and rental items, including 24‑hour service crews to assist with the installation, maintenance and safe handling of the wellhead and pressure control equipment. Finally, we provide repair services for all of the equipment that we sell or rent.

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

Market Factors and Trends

Demand for our products and services depends primarily upon the general level of activity in the oil and gas industry, including the number of drilling rigs in operation, the number of oil and gas wells being drilled, the depth and drilling conditions of these wells, the number of well completions and the level of well remediation activity, the volume of production and the corresponding capital spending by oil and natural gas companies. Oil and gas activity is in turn heavily influenced by, among other factors, oil and gas prices locally and worldwide, which have historically been volatile.

Through September 30, 2018, the year-to-date weekly average U.S. onshore rig count as reported by Baker Hughes was 998 rigs. The weekly average U.S. onshore rig count for the full year 2017 was 853 rigs. These rig counts are a material increase relative to the full year 2016 weekly average of 483 rigs.

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

Our rental revenues are primarily dependent on the number of wells completed (i.e., hydraulically fractured) and the number of fracture stages per well. Rental revenues and prices are more dependent on overall industry activity levels in the short‑term than product sales. This is due to the more competitive and price‑sensitive nature of the rental market with more participants having access to completions‑focused rental equipment. We believe, however, that the current number of drilled but uncompleted wells (“DUCs”) and any increases thereto, particularly resulting from near-term takeaway issues, could ultimately provide additional opportunities although we recognize that not all DUCs may be completed.

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

Also, our business experiences seasonality during the fourth quarter due to holidays and customers managing their budgets as the year closes out. This can lead to lower activity in our three revenue categories.

On September 21, 2018, the U.S. Trade Representative (‘‘USTR’’) determined to modify its prior actions in its investigation into certain acts, policies, and practices of the Government of China related to technology transfer, intellectual property, and innovation pursuant to Section 301 by imposing additional tariffs on products of China. Substantially all of the products that we import through our Chinese supply chain are subject to the tariffs that took effect on September 24, 2018. In the three months ended September 30, 2018, we estimate that 50% of our inventory received was sourced through our Chinese supply chain. These aforementioned tariffs have been set at a level of 10% until the end of the year, at which point, in the absence of further action by the USTR, the tariffs will increase to 25%. We believe that we should be able to recover a significant portion of the increased costs from the 10% tariffs that took effect on September 24, 2018, and that they should not have a material adverse effect on our results of operations. We believe that a combination of factors should mitigate the impact of the anticipated increase in the tariff rate to 25% on our results of operations, including, among other things, our negotiations with customers and suppliers, favorable currency exchange expectations and our expected future growth. Accordingly, we believe the anticipated increase in the tariff rate to 25% should not have a material adverse effect on our results of operations; however, there remains significant uncertainty as to the degree of any adverse impact.

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

In the nine months ended September 30, 2018, we derived 52% of our total revenues from the sale of our products, 25% of our total revenues from rental and 23% of our total revenues from  field service and other. In the nine months ended September 30, 2017, we derived 56% of our total revenues from the sale of our products, 22% of our total revenues from rental and 22% of our total revenues from field service and other. We have predominantly domestic operations, with 99% of our total sales for the nine months ended September 30, 2018 and 2017, respectively, earned from U.S. operations.

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

As discussed above, substantially all of the products that we import through our Chinese supply chain are subject to the tariffs that took effect on September 24, 2018. These aforementioned tariffs have been set at a level of 10% until the end of the year, at which point, in the absence of further action by the USTR, the tariffs will increase to 25%, and will therefore cause the costs of our products to increase.

Selling, general and administrative expense is comprised of costs such as sales and marketing, engineering expenses, general corporate overhead, business development expenses, compensation expense, stock-based compensation expense, IT expenses, safety and environmental expenses, legal and professional expenses and other related administrative functions.

Interest expense, net is currently comprised primarily of interest expense associated with our Prior Credit Agreement (as defined below), our ABL Credit Facility (as defined below) and capital leases. A portion of the net proceeds of our IPO were used to repay the borrowings outstanding under our term loan facility in February 2018.

Factors Affecting the Comparability of Our Financial Condition and Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:

•

Selling, General and Administrative Expenses. We expect to incur additional selling, general and administrative expenses as a result of being a publicly traded company. These costs include expenses associated with our annual and quarterly reporting, tax return preparation expenses, Sarbanes‑Oxley compliance expenses, audit fees, legal fees, directors and officers insurance, investor relations expenses, administration expenses relating to a tax receivable agreement (the “TRA”) with certain direct and indirect owners of units (“CW Units”) in Cactus LLC (the “TRA Holders”) and registrar and transfer agent fees. We also expect to incur greater stock-based compensation expense related to equity awards granted by Cactus Inc. These increases in selling, general and administrative expenses are not reflected in our historical financial statements prior to our IPO, other than a portion of these costs incurred in 2017 in preparation of becoming a public company and historical compensation expense related to equity awards granted as a private company.

•

Corporate Reorganization. The historical consolidated financial statements are based on the financial statements of our accounting predecessor, Cactus LLC and its subsidiaries, prior to our reorganization in connection with our IPO. As a result, the historical consolidated financial data may not provide an accurate indication of what our actual results would have been if such transactions had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. In addition, we entered into a TRA with the TRA Holders. This agreement generally provides for the payment by us to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize or are deemed to realize in certain circumstances in periods after our IPO as a result of certain increases in tax basis and imputed interest. We will retain the benefit of the remaining 15% of such net cash savings. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

•

Income Taxes. Cactus Inc. is a corporation and is subject to U.S. federal income taxes (currently at a statutory rate of 21% of pretax earnings, as adjusted by the Code), as well as state and local income taxes, on its share of income of Cactus LLC. Consequently, we will report income tax expense or benefit attributable to U.S. federal income taxes for periods following our IPO. Our accounting predecessor is a limited liability company that is treated as a partnership for U.S. federal income tax purposes, and therefore is not subject to U.S. federal income taxes. Accordingly, no provision for U.S. federal income taxes has been made in our historical results of operations prior to our IPO because taxable income was passed through to Cactus LLC’s members.

•

Long‑term Incentive Plan. To incentivize individuals providing services to us or our affiliates, our board adopted a long‑term incentive plan (the “LTIP”) prior to the completion of our IPO. The LTIP provides for the grant, from time to time, at the discretion of our compensation committee of our board of directors, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock‑based awards, cash awards, substitute awards and performance awards. Any individual who is our officer or employee or an officer or employee of any of our affiliates, and any other person who provides services to us or our affiliates, including members of our board of directors, will be eligible to receive awards under the LTIP at the discretion of our board of directors. In connection with our IPO, we issued 0.7 million restricted stock unit awards, which will vest over one to three years, to certain of our directors, officers and employees. Additional awards are expected to be granted from time to time. We recognize stock-based compensation expense over the vesting terms related to the respective issuance.

•

Non-controlling Interest. As a result of our IPO and a series of related reorganization transactions in connection with the IPO (the “Reorganization”), Cactus Inc. is the sole managing member of Cactus LLC and consolidates entities in which it has a controlling financial interest. The Reorganization was considered a transaction between entities under common control. As a result, the financial statements for periods prior to our IPO and the Reorganization have been adjusted to combine the previously separate entities for presentation purposes. However, Cactus Inc. had no operations or assets and liabilities prior to our IPO. As such, for periods prior to the completion of our IPO, the consolidated financial statements represent the historical financial position and results of operations of Cactus LLC and its subsidiaries. For periods after the completion of our IPO, the financial position and results of operations include those of Cactus and report the non-controlling interest related to the portion of CW Units not owned by Cactus Inc. All Class B common stock is held by non-controlling interest owners.

Consolidated Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended
	September 30,
	2018	2017	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$79,388	$53,680	$25,708	47.9%
Rental revenue	38,135	21,199	16,936	79.9
Field service and other revenue	33,135	21,148	11,987	56.7
Total revenues	150,658	96,027	54,631	56.9
Costs and expenses
Cost of product revenue	46,816	33,873	12,943	38.2
Cost of rental revenue	15,349	10,686	4,663	43.6
Cost of field service and other revenue	25,309	16,313	8,996	55.1
Selling, general and administrative expenses	11,051	7,096	3,955	55.7
Total costs and expenses	98,525	67,968	30,557	45.0
Income from operations	52,133	28,059	24,074	85.8

Interest expense, net	(270)	(5,279)	(5,009)	(94.9)
Income before income taxes	51,863	22,780	29,083	127.7
Income tax expense	8,215	479	7,736	1,615.0
Net income	$43,648	$22,301	$21,347	95.7%

Revenues

Product revenue for the three months ended September 30, 2018 was $79.4 million, an increase of $25.7 million, or 48%, from $53.7 million for the three months ended September 30, 2017. The increase was primarily attributable to greater volume of product sales associated with an increase in U.S. onshore activity compared to the same period in 2017. U.S. onshore activity is generally measured in number of wells drilled and drilling rig count. The quarterly average U.S. onshore rig count increased 11% to 1,029 rigs for the three months ended September 30, 2018 compared to 924 rigs for the same period in 2017. Additionally, the number of rigs followed by Cactus increased 19% to 282 rigs during the third quarter 2018 compared to 237 rigs for the third quarter 2017. The term “rigs followed” represents the approximate number of active U.S. onshore drilling rigs to which we were the primary provider of wellhead products and corresponding services during drilling. Product revenue has historically tracked the rig count and has increased significantly due to the greater number of rigs and drilling activity conducted onshore in the U.S. including the increase in the number of wells being drilled. We have also seen an increase in the sale of production trees as more wells are put on production.

Rental revenue for the three months ended September 30, 2018 was $38.1 million, an increase of $16.9 million, or 80%, from $21.2 million for the three months ended September 30, 2017. The increase was primarily attributable to higher utilization related to continued strength in demand placed on our rental fleet and the significant increase in the capacity of our rental fleet due to the investment in rental assets throughout 2018.

Field service and other revenue for the three months ended September 30, 2018 was $33.1 million, an increase of $12.0 million, or 57%, from $21.1 million for the three months ended September 30, 2017. The increase was primarily attributable to higher demand for these services following the increase in our product and rental revenue, as field service is closely correlated with both of these activities.

Costs and expenses

Cost of product revenue for the three months ended September 30, 2018 was $46.8 million, an increase of $12.9 million, or 38%, from $33.9 million for the three months ended September 30, 2017. The increase was largely attributable to greater costs of goods sold associated with the increase in product sales volume as a result of the higher demand for our products. Gross profit during the third quarter of 2018 includes the benefit of increased sourcing of product from our Suzhou facility as well as improved operating efficiencies.

Cost of rental revenue for the three months ended September 30, 2018 was $15.3 million, an increase of $4.7 million, or 44%, from $10.7 million for the three months ended September 30, 2017. The increase was primarily due to higher depreciation expense and repair costs associated with a larger, more active rental fleet. Gross profit improved period over period due to better utilization of our fleet as a result of increased completions activity.

Cost of field service and other revenue for the three months ended September 30, 2018 was $25.3 million, an increase of $9.0 million, or 55%, from $16.3 million for the three months ended September 30, 2017. The increase was primarily attributable to higher payroll costs due to additional field personnel and higher operating costs due to activity increases.

Selling, general and administrative expense for the three months ended September 30, 2018 was $11.1 million, an increase of $4.0 million, or 56%, from $7.1 million for the three months ended September 30, 2017. The increase was primarily due to higher payroll and incentive compensation costs associated with our overall growth, as well as higher stock-based compensation expense related to equity awards and other costs associated with being a public company.

Interest expense, net. Interest expense, net for the three months ended September 30, 2018 was $0.3 million, a decrease of $5.0 million, or 95%, from $5.3 million for the three months ended September 30, 2017. The decrease is due to the repayment of our term loan in mid-February 2018 in connection with our IPO.

Income tax expense. Cactus Inc. is subject to federal as well as state income tax on its share of income of Cactus LLC. Our operations prior to our IPO were not subject to U.S. federal income tax at an entity level. Income tax expense for the three months ended September 30, 2018 was $8.2 million (15.8% effective tax rate) compared to $0.5 million (2.1% effective tax rate) for the three months ended September 30, 2017. The change was primarily attributable to Cactus Inc. incurring U.S. federal income tax on its share of income of Cactus LLC during the quarter. The effective tax rate is lower than the federal statutory rate of 21% as Cactus Inc. is only subject to federal and state income tax on its share of income of Cactus LLC. As of September 30, 2018, Cactus Inc. owned 50.3% of Cactus LLC.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table presents summary consolidated operating results for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$211,595	$131,963	$79,632	60.3%
Rental revenue	102,224	52,979	49,245	93.0
Field service and other revenue	90,492	51,465	39,027	75.8
Total revenues	404,311	236,407	167,904	71.0
Costs and expenses
Cost of product revenue	128,897	86,564	42,333	48.9
Cost of rental revenue	41,477	28,173	13,304	47.2
Cost of field service and other revenue	70,084	41,011	29,073	70.9
Selling, general and administrative expenses	30,016	20,533	9,483	46.2
Total costs and expenses	270,474	176,281	94,193	53.4
Income from operations	133,837	60,126	73,711	122.6

Interest expense, net	(3,370)	(15,451)	(12,081)	(78.2)
Other income (expense), net	(4,305)	—	4,305	100.0
Income before income taxes	126,162	44,675	81,487	182.4
Income tax expense	14,564	942	13,622	1,446.1
Net income	$111,598	$43,733	$67,865	155.2%

Revenues

Product revenue for the nine months ended September 30, 2018 was $211.6 million, an increase of $79.6 million, or 60%, from $132.0 million for the nine months ended September 30, 2017. The increase was primarily attributable to a significant increase in U.S. onshore activity compared to the same period in 2017. Overall, the number of drilling rigs operating has increased significantly as well as the number of wells drilled, which has increased the volume of our wellhead sales. We have also seen an increase in the sale of production trees as more wells are put on production.

Rental revenue for the nine months ended September 30, 2018 was $102.2 million, an increase of $49.2 million, or 93%, from $53.0 million for the nine months ended September 30, 2017. The increase was primarily attributable to higher utilization related to increased demand for our growing rental fleet and improved pricing.

Field service and other revenue for the nine months ended September 30, 2018 was $90.5 million, an increase of $39.0 million, or 76%, from $51.5 million for the nine months ended September 30, 2017. The increase was primarily attributable to higher demand for these services following the increase in our product and rental revenue, as field service is closely correlated with both of these activities.

Costs and expenses

Cost of product revenue for the nine months ended September 30, 2018 was $128.9 million, an increase of $42.3 million, or 49%, from $86.6 million for the nine months ended September 30, 2017. The increase was driven by the increase in product sales volume as a result of higher demand for our products.

Cost of rental revenue for the nine months ended September 30, 2018 was $41.5 million, an increase of $13.3 million, or 47%, from $28.2 million for the nine months ended September 30, 2017. The increase was primarily due to higher depreciation expense and repair costs associated with a larger, more active fleet.

Cost of field service and other revenue for the nine months ended September 30, 2018 was $70.1 million, an increase of $29.1 million, or 71%, from $41.0 million for the nine months ended September 30, 2017. The increase was primarily attributable to higher payroll costs due to additional field personnel and higher operating costs due to activity increases.

Selling, general and administrative expense for the nine months ended September 30, 2018 was $30.0 million, an increase of $9.5 million, or 46%, from $20.5 million for the nine months ended September 30, 2017. The increase was primarily due to higher payroll and incentive compensation costs associated with our overall growth, as well as higher stock-based compensation expense related to equity awards issued in conjunction with our IPO, and increased costs associated with being publicly traded.

Interest expense, net. Interest expense, net for the nine months ended September 30, 2018 was $3.4 million, a decrease of $12.1 million, or 78%, from $15.5 million for the nine months ended September 30, 2017. The decrease is due to the repayment of our term loan in mid-February 2018 in connection with our IPO.

Other income (expense), net. Other income (expense), net for the nine months ended September 30, 2018 relates to a $4.3 million loss on debt extinguishment related to the write off of the unamortized balance of debt discount and deferred loan costs in connection with the repayment of our term loan with a portion of the net proceeds of our IPO.

Income tax expense. Income tax expense for the nine months ended September 30, 2018 was $14.6 million (11.5% effective tax rate) compared to $0.9 million (2.1% effective tax rate) for the nine months ended September 30, 2017. The change was primarily attributable to Cactus Inc. incurring U.S. federal income tax on its share of income of Cactus LLC during the periods subsequent to our IPO and Follow-on Offering in 2018.

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

In July 2018, we completed a public follow-on offering of 11,196,562 shares (consisting of 10,000,000 base shares and 1,196,562 shares pursuant to the underwriters’ option to purchase additional shares) of Class A common stock (the “Follow-on Offering”) and received $359.3 million of net proceeds. Cactus Inc. contributed the net proceeds to Cactus LLC in exchange for CW Units. Cactus LLC then used the net proceeds to redeem 11,196,562 CW Units from certain of the other owners of Cactus LLC, and Cactus Inc. canceled corresponding shares of Class B common stock. No proceeds from this Follow-on Offering were retained by Cactus.

On August 21, 2018, Cactus LLC entered into the ABL Credit Facility, a five-year senior secured asset-based facility which provides for $75.0 million in revolving commitments, up to $15.0 million of which is available for the issuance of letters of credit. The Prior Credit Agreement was terminated concurrently with the effectiveness of, and as a condition of entering into, the ABL Credit Facility. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

We expect that our primary sources of liquidity and capital resources will be cash flows generated by operating activities and borrowings under our ABL Credit Facility. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed.

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

We currently estimate our net capital expenditures for the year ending December 31, 2018 will range from $65 million to $70 million, excluding acquisitions. We accelerated and expanded our investments in frac equipment in response to increasing opportunities and client demands, expanded certain facilities, and we purchased a new branch facility in Hobbs, New Mexico. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, market opportunities, prevailing economic conditions, the condition of our existing assets, market conditions in the E&P industry, customers’ forecasts, demand volatility, impact of tariff increases, available capacity and company initiatives. We believe that our existing cash on hand, cash generated from operations and available borrowings under our ABL Credit Facility will be sufficient to meet working capital requirements, anticipated capital expenditures, expected cash distributions to the holders of CW Units and anticipated tax and TRA liabilities for at least the next 12 months.

At September 30, 2018 and December 31, 2017, we had $42.0 million and $7.6 million, respectively, of cash and cash equivalents. At September 30, 2018, we had $75.0 million of available borrowing capacity under our ABL Credit Facility. As of September 30, 2018, we had no borrowings outstanding under the ABL Credit Facility.

Prior to our IPO, on January 25, 2018, Cactus LLC paid a cash distribution of $26.0 million to its pre-IPO owners. This distribution was funded by borrowing under the revolving credit facility of the Prior Credit Agreement. The purpose of the distribution was to provide funds to these owners to pay their federal and state tax liabilities associated with taxable income recognized by them in the period prior to the completion of our IPO as a result of their ownership interests in Cactus LLC. The borrowings under this revolving credit facility were repaid during the first quarter of 2018. During the second and third quarters of 2018, Cactus LLC paid pro rata distributions of $4.2 million and $1.6 million, respectively, to its members other than Cactus Inc., which were funded by cash flow generated from operating activities.

Cash Flows

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$122,350	$19,510
Net cash used in investing activities	(54,407)	(21,427)
Net cash used in financing activities	(32,922)	(3,609)

Net cash provided by operating activities was $122.4 million and $19.5 million for the nine months ended September 30, 2018 and 2017, respectively. The primary reasons for the increase were a $67.9 million increase in net income and a $10.0 million period over period improvement in net working capital due to greater collections of receivables from the increase in business activity during the nine months ended September 30, 2018. We also had an increase of $25.0 million in non-cash items primarily related to $11.6 million in deferred income taxes, $4.9 million of additional depreciation,  the $4.3 million loss on debt extinguishment recorded in conjunction with the repayment of our term loan and $3.4 million related to non-cash stock-based compensation expense.

Net cash used in investing activities was $54.4 million and $21.4 million for the nine months ended September 30, 2018 and 2017, respectively. The primary reasons for the increase was higher capital expenditures during 2018 related to investment in our rental fleet to meet the increased customer demand for our frac equipment as well as expansion of facilities.

Net cash used in financing activities was $32.9 million for the nine months ended September 30, 2018 compared to $3.6 million for the same period in 2017. The primary reason for the increase in use of cash related to the payment of $31.8 million in Cactus LLC member distributions to provide funds to pay their federal and state liabilities associated with taxable income recognized by them as a result of their ownership in Cactus LLC. Also during the nine months ended September 30, 2018, we received $828.2 million of net proceeds from our IPO, the Option and the Follow-on Offering offset by (i) a $248.5 million repayment of the borrowings outstanding under the term loan portion of our Prior Credit Agreement and (ii) $575.7 million in redemptions of CW Units from certain direct and indirect owners of Cactus LLC in connection with our IPO, the Option and the Follow-on Offering resulting in $4.0 million of net cash provided by these activities.

Contractual Obligations

A summary of our contractual obligations as of September 30, 2018 is provided in the following table:

	Payments Due by Period For the Year Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$1,671	$5,538	$4,485	$3,461	$2,176	$5,002	$22,333
Capital lease obligations(2)	2,018	8,167	6,205	1,874	—	—	18,264
Liability related to TRA(3)	—	12,170	8,215	8,405	8,601	124,406	161,797
Total	$3,689	$25,875	$18,905	$13,740	$10,777	$129,408	$202,394

(1)	Operating lease obligations relate to real estate, vehicles and equipment.
(2)	Capital lease obligations relate to vehicles used in our business.
(3)	Represents obligations by Cactus to make payments under the TRA. The amount and timing of payments is subject to change.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Colorado ballot Proposition 112, if approved by voters in November 2018, would likely have a material adverse impact on new oil and gas development in the state and could reduce the demand for our products and services in the state.

The Colorado Secretary of State has approved a citizen-initiated ballot measure, referred to as Proposition 112, for inclusion on the statewide voter ballot in November 2018. Proposition 112 seeks to amend the Colorado Revised Statutes to increase setback distances by requiring that all new oil and gas development on non-federal lands (i.e. state and private land) be located at least 2,500 feet away from certain occupied structures, including homes, schools and hospitals, as well as certain defined “vulnerable areas,” including playgrounds, permanent sports fields, amphitheaters, public parks and open spaces, public drinking water sources, reservoirs, lakes, rivers, perennial and intermittent streams and creeks, and any additional vulnerable areas designated by the state or a local government. In contrast, rules adopted and enforced by the Colorado Oil and Gas Conservation Commission (“COGCC”) currently require that wells and production facilities be located at least 500 feet away from occupied buildings such as homes, 1,000 feet away from certain defined high occupancy building units, including schools and hospitals, and 350 feet from outdoor venues and recreational areas such as playgrounds that are designated by the COGCC as designated outside activity areas, subject to certain exceptions. The term “oil and gas development” is broadly defined under Proposition 112 to include oil and gas exploration, drilling, hydraulic fracturing, flowlines, production and processing activities. Under Proposition 112, state and local governments would be allowed to designate vulnerable areas beyond those that are defined in the measure, but the proposal provides no additional guidance on procedures or any limitations with respect to such designations. Proposition 112 further provides that the state or a local government may increase the setback to a distance larger than 2,500 feet, also without any defined procedure, limitations, or governing standards. Proposition 112 is self-executing, and would take effect upon official certification of election results, and will apply to new oil and gas development permitted on or after the date of certification. The Proposition would also apply to the reentry of an oil or gas well previously plugged or abandoned, but is not expected to apply to other previously permitted wells.

The COGCC conducted a study in 2018 and determined that, if Proposition 112 were approved by state voters, an estimated 54% of Colorado’s total land surface would be unavailable for new oil and gas development, or 85% of all non-federal lands. Focusing on Weld County, located in the DJ Basin, the 2018 COGCC study determined that approval and adoption of Proposition 112 would preclude new oil and gas development on approximately 78% of the total land surface and 85% of the non-federal land surface in the county.

If Colorado voters approve Proposition 112 in November 2018, our customers operating in the state may experience material curtailment in the permitting of new oil and gas development, which would adversely affect drilling and completion activity in the state. This could have an adverse impact on the demand for the products and services we sell, rent and provide to our customers operating in the state, which would reduce our revenue and could have an adverse effect on our business, results of operations, financial condition and cash flows.

The outcome of final actions under Section 301 of the Trade Act of 1974 may adversely affect our business.

On March 22, 2018 the President of the United States announced his decisions on the actions that the U.S. government will take based on the findings of an investigation under Section 301. These actions include a proposed 25% tariff on approximately $50 billion worth of imports from China, pursuit of dispute settlement in the World Trade Organization and restrictions on investment in the United States directed or facilitated by China. On June 20, 2018 the U.S. Trade Representative (‘‘USTR’’) released the list of products imported from China to be subject to these additional tariffs. The initial U.S. tariffs were implemented on July 6, 2018 covering $34 billion worth of Chinese goods, with another $16 billion of goods facing tariffs beginning on August 23, 2018. In response to the initial U.S. action, the government of China specified that it would impose an additional 25% tariff on U.S. goods with a value of $50 billion. In response to China’s announcement, the President issued a statement directing the USTR to identify another $200 billion worth of Chinese goods for additional tariffs at a rate of 10%. The USTR issued a proposed list of products to be subject to an additional 10% tariff on July 17, 2018. On September 17, 2018, the President issued a statement directing the USTR to proceed with placing additional tariffs on approximately $200 billion worth of additional imports from China. These tariffs, which took effect on September 24, 2018, initially have been set at a level of 10% until the end of the year, at which point the tariffs will rise to 25%. Substantially all of the products that we import through our Chinese supply chain are subject to the tariffs that took effect on September 24, 2018. In the three months ended September 30, 2018, we estimate that 50% of our inventory received was sourced through our Chinese supply chain. We believe that we should be able to recover a significant portion of the increased costs from the 10% tariffs that took effect on September 24, 2018, and that they should not have a material adverse effect on our results of operations. We believe that a combination of factors should mitigate the impact of the anticipated increase in the tariff rate to 25%, effective at the end of 2018, on our results of operations, including, among other things, our negotiations with customers and suppliers, favorable currency exchange expectations and our expected future growth. Accordingly, we believe the anticipated increase in the tariff rate to 25% should not have a material adverse effect on our results of operations; however, there remains significant uncertainty as to the degree of any adverse impact. If we are unable to mitigate the impact of the increased costs resulting from the increase in the tariff rate to 25%, our business would be materially and adversely affected. To the extent these actions result in a decrease in demand for our products, our business may be adversely impacted. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. or other countries, the impact of these trade actions on our operations or results remains uncertain.

We may be adversely affected by disputes regarding intellectual property rights, and the value of intellectual property rights is uncertain.

We may become involved in litigation from time to time to protect and enforce our intellectual property rights. In any such litigation, a defendant may assert that our intellectual property rights are invalid or unenforceable. Third parties from time to time may also initiate litigation against us by asserting that our businesses infringe, impair, misappropriate, dilute or otherwise violate another party’s intellectual property rights. We may not prevail in any such litigation, and our intellectual property rights may be found invalid or unenforceable or our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. The results or costs of any such litigation may have an adverse effect on our business, operating results and financial condition. Any litigation concerning intellectual property could be protracted and costly, is inherently unpredictable and could have an adverse effect on our business, regardless of its outcome.

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

4.3

Stockholders’ Agreement, effective as of February 12, 2018., by and among Cactus, Inc., Cadent Energy Partners II, L.P. and Cactus WH Enterprises, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (File No. 001-38390) filed with the Commission on February 12, 2018)

10.1

Credit Agreement, dated as of August 21, 2018, among Cactus Wellhead, LLC, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-38390) filed with the Commission on August 24, 2018)

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

Date: November 2, 2018
	By:	/s/ Scott Bender
Scott Bender
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Brian Small
Brian Small
Chief Financial Officer (Principal Financial Officer)