Form 10-Q
period 2019-03-31
Cactus, Inc.
filed 2019-05-09
CIK 1699136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01	WHD	New York Stock Exchange

As of May 7, 2019, the registrant had 46,780,909 shares of Class A common stock, $0.01 par value per share, and 28,329,012 shares of Class B common stock, $0.01 par value per share, outstanding.

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
•

the significance of future liabilities under the tax receivable agreement we entered into with certain current or past direct and indirect owners of Cactus LLC in connection with our initial public offering;

i

•	a failure of our information technology infrastructure or any significant breach of security;
•	potential uninsured claims and litigation against us;
•	competition within the oilfield services industry;
•	our dependence on the continuing services of certain of our key managers and employees;
•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical; and
•	our ability to successfully remediate any material weakness in our internal control over financial reporting and disclosure controls and procedures.

Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, this Quarterly Report and in our other filings with the SEC, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

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

ii

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2019	2018
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$88,116	$70,841
Accounts receivable, net of allowance of $578 and $576	107,873	92,269
Inventories	108,182	99,837
Prepaid expenses and other current assets	11,028	11,558
Total current assets	315,199	274,505
Property and equipment, net	148,856	142,054
Operating lease right-of-use assets, net	25,110	—
Goodwill	7,824	7,824
Deferred tax asset, net	244,359	159,053
Other noncurrent assets	1,285	1,308
Total assets	$742,633	$584,744
Liabilities and Equity
Current liabilities
Accounts payable	$44,847	$42,047
Accrued expenses and other current liabilities	15,932	15,650
Current portion of liability related to tax receivable agreement	9,574	9,574
Finance lease obligations, current portion	6,956	7,353
Operating lease liabilities, current portion	6,772	—
Total current liabilities	84,081	74,624
Deferred tax liability, net	1,244	1,036
Liability related to tax receivable agreement, net of current portion	214,968	138,015
Finance lease obligations, net of current portion	7,225	8,741
Operating lease liabilities, net of current portion	18,754	—
Total liabilities	326,272	222,416
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 46,391 and 37,654 shares issued and outstanding	464	377
Class B common stock, $0.01 par value, 215,000 shares authorized, 28,718 and 37,236 shares issued and outstanding	—	—
Additional paid-in capital	189,902	126,418
Retained earnings	78,490	51,683
Accumulated other comprehensive loss	(259)	(820)
Total stockholders' equity attributable to Cactus Inc.	268,597	177,658
Non-controlling interest	147,764	184,670
Total stockholders' equity	416,361	362,328
Total liabilities and equity	$742,633	$584,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Revenues
Product revenue	$86,640	$58,926
Rental revenue	38,497	29,145
Field service and other revenue	33,738	27,039
Total revenues	158,875	115,110
Costs and expenses
Cost of product revenue	53,018	37,066
Cost of rental revenue	17,791	12,176
Cost of field service and other revenue	26,906	21,537
Selling, general and administrative expenses	12,668	9,114
Total costs and expenses	110,383	79,893
Income from operations	48,492	35,217

Interest income (expense), net	23	(2,852)
Other income (expense), net	(1,042)	(4,305)
Income before income taxes	47,473	28,060
Income tax expense (benefit)	(973)	1,652
Net income	$48,446	$26,408
Less: pre-IPO net income attributable to Cactus LLC	—	13,648
Less: net income attributable to non-controlling interest	21,639	9,007
Net income attributable to Cactus Inc.	$26,807	$3,753

Earnings per Class A share - basic	$0.69	$0.14
Earnings per Class A share - diluted	$0.59	$0.14

Weighted average Class A shares outstanding - basic	38,719	26,450
Weighted average Class A shares outstanding - diluted	75,246	26,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income	$48,446	$26,408
Foreign currency translation	270	239
Comprehensive income	$48,716	$26,647
Less: pre-IPO comprehensive income attributable to Cactus LLC	—	13,928
Less: comprehensive income attributable to non-controlling interest	21,786	8,981
Comprehensive income attributable to Cactus Inc.	$26,930	$3,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

								Accumulated
	Members'	Class A		Class B		Additional		Other	Non-	Total
	Equity	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	controlling	Equity
(in thousands)	(Deficit)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	(Deficit)
Balance at December 31, 2018	$—	37,654	$377	37,236	$—	$126,418	$51,683	$(820)	$184,670	$362,328
Correction to equity reclassification related to prior equity offering	—	—	—	—	—	14,035	—	488	(14,523)	—
Member distributions	—	—	—	—	—	—	—	—	(235)	(235)
Effect of CW Unit redemptions (Note 1)	—	8,518	85	(8,518)	—	43,899	—	(50)	(43,934)	—
Adjustment to deferred tax asset from CW Unit redemptions	—	—	—	—	—	(8,232)	—	—	—	(8,232)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	13,580	—	—	—	13,580
Equity award vestings	—	219	2	—	—	(1,474)	—	—	—	(1,472)
Other comprehensive income	—	—	—	—	—	—	—	123	147	270
Stock-based compensation	—	—	—	—	—	1,676	—	—	—	1,676
Net income	—	—	—	—	—	—	26,807	—	21,639	48,446
Balance at March 31, 2019	$—	46,391	$464	28,718	$—	$189,902	$78,490	$(259)	$147,764	$416,361

Balance at December 31, 2017	$(36,299)	—	$—	—	$—	$—	$—	$82	$—	$(36,217)
Member distributions prior to IPO	(26,000)	—	—	—	—	—	—	—	—	(26,000)
Net income prior to IPO and Reorganization	13,648	—	—	—	—	—	—	—	—	13,648
Effect of IPO and Reorganization	48,651	26,450	265	48,440	—	71,195	—	—	130,861	250,972
Member distributions after IPO	—	—	—	—	—	—	—	—	(41)	(41)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	11,116	—	—	—	11,116
Other comprehensive income	—	—	—	—	—	—	—	239	—	239
Stock-based compensation	—	—	—	—	—	834	—	—	—	834
Net income after IPO and Reorganization	—	—	—	—	—	—	3,753	—	9,007	12,760
Balance at March 31, 2018	$—	26,450	$265	48,440	$—	$83,145	$3,753	$321	$139,827	$227,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash flows from operating activities
Net income	$48,446	$26,408
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	8,881	6,621
Debt discount and deferred loan cost amortization	42	219
Stock-based compensation	1,676	834
Inventory obsolescence	224	451
Loss on disposal of assets	863	29
Deferred income taxes	(2,796)	963
Loss on debt extinguishment	—	4,305
Changes in operating assets and liabilities:
Accounts receivable	(15,597)	(419)
Inventories	(8,875)	(5,594)
Prepaid expenses and other assets	2,156	(56)
Accounts payable	192	792
Accrued expenses and other liabilities	737	4,012
Operating lease liabilities	(1,710)	—
Net cash provided by operating activities	34,239	38,565

Cash flows from investing activities
Capital expenditures and other	(14,655)	(16,127)
Proceeds from sale of assets	808	440
Net cash used in investing activities	(13,847)	(15,687)

Cash flows from financing activities
Principal payments on long-term debt	—	(248,529)
Payments on capital leases	(1,846)	(1,266)
Net proceeds from equity offerings	—	469,621
Distributions to members	(235)	(26,041)
Redemption of CW Units	—	(216,425)
Repurchase of shares	(1,474)	—
Net cash used in financing activities	(3,555)	(22,640)

Effect of exchange rate changes on cash and cash equivalents	438	48

Net increase in cash and cash equivalents	17,275	286

Cash and cash equivalents
Beginning of period	70,841	7,574
End of period	$88,116	$7,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share and per share data, or as otherwise indicated)

1.   Organization and Nature of Operations

Description of Business

Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries, including Cactus Wellhead, LLC (“Cactus LLC”) are primarily engaged in the design, manufacture and sale of wellhead and pressure control equipment. In addition, we maintain a fleet of frac valves and ancillary equipment for short-term rental, as well as offer repair and refurbishment services and the provision of service crews to assist in the installation and operations of pressure control systems. We operate through U.S. service centers located in Texas, Pennsylvania, Oklahoma, North Dakota, New Mexico, Louisiana, Colorado and Wyoming, and in Eastern Australia, with our corporate headquarters located in Houston, Texas.

Cactus Inc. was incorporated on February 17, 2017 as a Delaware corporation for the purpose of completing an initial public offering of equity and related transactions, which was completed on February 12, 2018 (our “IPO”).  Cactus Inc. is a holding company whose only material asset is an equity interest consisting of units representing limited liability company interests in Cactus LLC (“CW Units”). Cactus Inc. became the sole managing member of Cactus LLC upon completion of our IPO. Cactus LLC is a Delaware limited liability company and was formed on July 11, 2011. Except as otherwise indicated or required by the context, all references to “Cactus,” “we,” “us” and “our” refer to Cactus Inc. and its consolidated subsidiaries (including Cactus LLC) following the completion of our IPO and Cactus LLC and its consolidated subsidiaries prior to the completion of our IPO.

As the sole managing member of Cactus LLC, Cactus Inc. operates and controls all of the business and affairs of Cactus LLC and conducts its business through Cactus LLC and its subsidiaries. As a result, Cactus Inc. consolidates the financial results of Cactus LLC and its subsidiaries and reports non-controlling interest related to the portion of CW Units not owned by Cactus Inc., which reduces net income attributable to holders of Cactus Inc.’s Class A common stock, par value $0.01 per share (“Class A common stock”).

Redemptions of CW Units

Pursuant to the First Amended and Restated Limited Liability Company Operating Agreement of Cactus LLC (the “Cactus LLC Agreement”), each holder of CW Units (“CW Unit Holder”) has, subject to certain limitations, the right (the “Redemption Right”) to cause Cactus LLC to acquire all or at least a minimum portion of its CW Units for, at Cactus LLC’s election, (x) shares of our Class A common stock at a redemption ratio of one share of Class A common stock for each CW Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions, or (y) an equivalent amount of cash. Alternatively, upon the exercise of the Redemption Right, Cactus Inc. (instead of Cactus LLC) will have the right (the “Call Right”) to acquire each tendered CW Unit directly from the exchanging CW Unit Holder for, at its election, (x) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, or (y) an equivalent amount of cash. In connection with any redemption of CW Units pursuant to the Redemption Right or our Call Right, the corresponding number of shares of Class B common stock, par value $0.01 per share (“Class B common stock”), will be canceled. The following is a rollforward of ownership of CW Units, reflecting redemptions of CW Units occurring since our IPO:

No. of CW Units
CW Units held by legacy CW Unit Holders as of February 7, 2018	60,557,613
IPO	(12,117,841)
July 2018 follow-on offering	(11,196,562)
Other CW Unit redemptions	(7,068)
CW Units held by legacy CW Unit Holders as of December 31, 2018	37,236,142
March 2019 Secondary Offering	(8,473,913)
Other CW Unit redemptions	(43,820)
CW Units held by legacy CW Unit Holders as of March 31, 2019	28,718,409

On March 19, 2019, Cactus Inc. entered into an underwriting agreement by and among the Company, Cactus LLC, certain selling stockholders of the Company (the “Selling Stockholders”) and the underwriters named therein, providing for the offer and sale of Class A common stock by the Selling Stockholders (the “March 2019 Secondary Offering”). As described in the prospectus supplement dated March 19, 2019 and filed with the Securities and Exchange Commission on March 20, 2019, in connection with the March 2019 Secondary Offering, certain Selling Stockholders owning CW Units exercised their Redemption Right with respect to 8,473,913 CW Units, together with a corresponding number of shares of Class B common stock, as provided in the Cactus LLC Agreement.  The March 2019 Secondary Offering closed on March 21, 2019, at which time, in exercise of its Call Right, Cactus Inc. acquired the redeemed CW Units and a corresponding number of shares of Class B common stock (which shares of Class B common stock were then canceled) and issued 8,473,913 shares of Class A common stock to the underwriters at the direction of the redeeming Selling Stockholders, as provided in the Cactus LLC Agreement. In addition, certain other Selling Stockholders sold 26,087 shares of Class A common stock in the March 2019 Secondary Offering, which shares were owned by them directly prior to the closing of this offering. The Company did not receive any of the proceeds from the sale of common stock in the March 2019 Secondary Offering. The Company incurred $1.0 million in offering expenses which were recorded in other income (expense), net, in the consolidated statement of income for the three months ended March 31, 2019.

As a result of the March 2019 Secondary Offering and other CW Unit redemptions during the first quarter of 2019, Cactus Inc. increased its ownership in Cactus LLC and accordingly increased its equity by $43.9 million from the non-controlling interest. We also recorded additional liability under the TRA (defined below).

During the quarter ended March 31, 2019, we corrected for misstatements of equity between Cactus Inc. and non-controlling interest related to our July 2018 follow-on offering to reduce non-controlling interest by $14.5 million and increase  additional paid-in capital by $14.0 million and accumulated other comprehensive income by $0.5 million. This relates to immaterial errors associated with the ownership percentage change used in the underlying calculation giving effect to the offering. This correction had no impact to total assets,  total liabilities, total equity or on our consolidated results of operations or cash flows. These corrections were not material to any prior period consolidated financial statements.

Ownership

As of March 31, 2019, Cactus Inc. owned 61.8% of Cactus LLC, and as of December 31, 2018, Cactus Inc. owned 50.3% of Cactus LLC.

As of March 31, 2019, Cactus Inc. had outstanding 46,390,804 shares of Class A common stock (representing 61.8% of the total voting power) and 28,718,409 shares of Class B common stock (representing 38.2% of the total voting power).

Tax Receivable Agreement

In connection with our IPO, we entered into a tax receivable agreement (the “TRA”) with certain direct and indirect owners of Cactus LLC (the “TRA Holders”). The TRA generally provides for the payment by Cactus Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. Cactus Inc. will retain the benefit of the remaining 15% of these net cash savings. See Note 2 for further details of the TRA.

2.   Preparation of Interim Financial Statements and Other Items

Basis of Presentation

The unaudited condensed consolidated financial statements (“consolidated financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These consolidated financial statements include the accounts of Cactus Inc. and its wholly owned subsidiaries. Accordingly, these consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our Annual Report on Form 10‑K for the year ended December 31, 2018. All significant inter-company transactions and balances have been eliminated upon consolidation.

The consolidated financial statements include all adjustments, which are of a normal recurring nature, unless otherwise disclosed, necessary for a fair statement of the consolidated financial statements for the interim periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

As discussed in Note 1, as a result of our IPO and related equity transactions (the “Reorganization”), Cactus Inc. is the sole managing member of Cactus LLC and consolidates the financial results of Cactus LLC and its subsidiaries and reports a non-controlling interest related to the portion of CW Units not owned by Cactus Inc., which reduces net income attributable to holders of Class A common stock. The Reorganization was considered a transaction between entities under common control. As a result, the financial statements for periods prior to our IPO and the Reorganization have been adjusted to combine the previously separate entities for presentation purposes.

Limitation of Members’ Liability

Under the terms of the Cactus LLC Agreement, the members of Cactus LLC are not obligated for debt, liabilities, contracts or other obligations of Cactus LLC. Profits and losses are allocated to members as defined in the Cactus LLC Agreement.

Interim Period Tax Allocation

For interim income tax reporting we estimate our annual effective tax rate and apply it to our year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. Net income attributable to Cactus Inc. includes Cactus Inc.’s share of income tax expense, which includes U.S. federal and state income tax expense, and net income attributable to non-controlling interest includes non-controlling interests’ share of income tax expense, which is not subject to U.S. federal and state income tax expense.

Stock-based Compensation

We measure the cost of equity-based awards based on the grant date fair value, and we allocate the compensation expense over the corresponding service period, which is usually the vesting period, using the straight-line method. All grant date fair values are expensed immediately for awards that are fully vested as of the grant date.

Significant Customers

For the three months ended March 31, 2019,  one customer represented 12% of consolidated revenues, and no other customers represented 10% or more of our consolidated revenues during the period. For the three months ended March 31, 2018,  one customer represented 11% of our consolidated revenues, and no other customers represented 10% or more of our consolidated revenues during this period.

Significant Vendors

We purchase a significant portion of supplies, equipment and machined components from a single vendor. For the three months ended March 31, 2019 and 2018, purchases from this vendor totaled $12.7 million and $10.4 million, respectively. These figures represent approximately 20% and 21% for the respective periods of our total third-party vendor purchases of raw materials, finished products, equipment, machining and other services. Amounts due to the vendor included in accounts payable in the consolidated balance sheets as of March 31, 2019 and December 31, 2018 totaled $6.7 million and $5.0 million, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to estimated losses on accounts receivable, estimated realizable value on excess and obsolete inventory, estimates related to fair value of reporting units for purposes of assessing goodwill and other indefinite-lived intangible assets for impairment, assessments of all long-lived assets for possible impairment and estimates of deferred tax assets related to the step-up in basis under the TRA and the associated liability under the TRA. Actual results could differ from those estimates.

Tax Receivable Agreement

As discussed above, pursuant to the Cactus LLC Agreement, each TRA Holder has, subject to certain limitations, the right to cause Cactus LLC to acquire all or at least a minimum portion of its CW Units for, at Cactus LLC’s election, (x) shares of our Class A common stock at a redemption ratio of one share of Class A common stock for each CW Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions, or (y) an equivalent amount of cash. Alternatively, upon the exercise of the Redemption Right, Cactus Inc. (instead of Cactus LLC) will have the Call Right to acquire each tendered CW Unit directly from the exchanging TRA Holder for, at its election, (x) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, or (y) an equivalent amount of cash. In connection with any redemption of CW Units pursuant to the Redemption Right or our Call Right, the corresponding number of shares of Class B common stock will be canceled.

Cactus LLC has made for itself (and for each of its direct or indirect subsidiaries that is treated as a partnership for U.S. federal income tax purposes and that it controls) an election under Section 754 of the Internal Revenue Code (the “Code”) that became effective in 2018 and for each taxable year in which a redemption of CW Units pursuant to the Redemption Right or the Call Right occurs. Pursuant to the Section 754 election, redemptions of CW Units pursuant to the Redemption Right or the Call Right are expected to result in adjustments to the tax basis of the tangible and intangible assets of Cactus LLC. These adjustments will be allocated to Cactus Inc. In addition, the repayment of borrowings outstanding under the Cactus LLC term loan facility in connection with our IPO resulted in adjustments to the tax basis of the tangible and intangible assets of Cactus LLC, a portion of which will be allocated to Cactus Inc following its acquisition or deemed acquisition of CW Units from the CW Unit Holders. Such adjustments to the tax basis of the tangible and intangible assets of Cactus LLC would not have been available to Cactus Inc. absent its acquisition or deemed acquisition of CW Units pursuant to the exercise of the Redemption Right or the Call Right.

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

The TRA generally provides for the payment by Cactus Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances as a result of (i) certain increases in tax basis that occur as a result of Cactus Inc.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s CW Units in connection with our IPO or any subsequent offering, or pursuant to any other exercise of the Redemption Right or the Call Right, (ii) certain increases in tax basis resulting from the repayment of borrowings outstanding under Cactus LLC’s term loan facility in connection with our IPO and (iii) imputed interest deemed to be paid by Cactus Inc. as a result of, and additional tax basis arising from, any payments Cactus Inc. makes under the TRA. We will retain the benefit of the remaining 15% of the cash savings.

The payment obligations under the TRA are Cactus Inc.’s obligations and not obligations of Cactus LLC, and we expect that the payments we will be required to make under the TRA will be substantial. We have determined that it is more likely than not that actual cash tax savings will be realized by Cactus Inc. from the tax benefits resulting from the CW Unit redemptions pursuant to the Redemption Right or the Call Right. Accordingly, the TRA is expected to result in future payments, and we have recorded a total liability from the TRA of $224.5 million included in the current portion and long-term portion of the liability related to tax receivable agreement in the consolidated balance sheet as of March  31, 2019.  Future redemptions of CW Units will create additional liability and follow the same accounting procedures. Estimating the amount and timing of payments that may become due under the TRA is by its nature imprecise and the assumptions used in the estimate can change.

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

A delay in the timing of redemptions of CW Units, holding other assumptions constant, would be expected to decrease the discounted present value of the amounts payable under the TRA as the benefit of the depreciation and amortization deductions would be delayed and the estimated increase in tax basis could be reduced as a result of allocations of Cactus LLC taxable income to the redeeming unit holder prior to the redemption. Stock price increases or decreases at the time of each redemption of CW Units would be expected to result in a corresponding increase or decrease in the undiscounted amounts payable under the TRA in an amount equal to 85% of the tax-effected change in price. The amounts payable under the TRA are dependent upon Cactus Inc. having sufficient future taxable income to utilize the tax benefits on which it is required to make payments under the TRA. If Cactus Inc.’s projected taxable income is significantly reduced, the expected payments would be reduced to the extent such tax benefits do not result in a reduction of Cactus Inc.’s future income tax liabilities.

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

The TRA provides that in the event that we breach any of our material obligations under the TRA, whether as a result of (i) our failure to make any payment when due (including in cases where we elect to terminate the TRA early, the TRA is terminated early due to certain mergers, asset sales, or other forms of business combinations or changes of control or we have available cash but fail to make payments when due under circumstances where we do not have the right to elect to defer the payment, as described below), (ii) our failure to honor any other material obligation under it or (iii) by operation of law as a result of the rejection of the TRA in a case commenced under the U.S. Bankruptcy Code or otherwise, then the TRA Holders may elect to treat such breach as an early termination, which would cause all our payment and other obligations under the TRA to be accelerated and become due and payable applying the same assumptions described above. As a result of either an early termination or a change of control, we could be required to make payments under the TRA that exceed the actual cash tax savings under the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. Decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by the TRA Holders under the TRA. For example, the earlier disposal of assets following a redemption of CW Units may accelerate payments under the TRA and increase the present value of such payments, and the disposal of assets before a redemption of CW Units may increase the TRA Holders’ tax liability without giving rise to any rights of the TRA Holders to receive payments under the TRA. Such effects may result in differences or conflicts of interest between the interests of the TRA Holders and other shareholders.

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

Because we are a holding company with no operations of our own, our ability to make payments under the TRA is dependent on the ability of Cactus LLC to make distributions to us in an amount sufficient to cover our obligations under the TRA. This ability, in turn, may depend on the ability of Cactus LLC’s subsidiaries to make distributions to it. The ability of Cactus LLC, its subsidiaries and other entities in which it directly or indirectly holds an equity interest to make such distributions will be subject to, among other things, the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and restrictions in relevant debt instruments issued by Cactus LLC or its subsidiaries and other entities in which it directly or indirectly holds an equity interest. Additionally, distributions made by Cactus LLC are generally required to be made pro-rata among all of its members, including legacy CW Unit Holders, which could be significant. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid.

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

Recent Accounting Pronouncements

Standards Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the FASB Accounting Standards Codification (“ASC”) and creates Topic 842, Leases. On January 1, 2019, we adopted ASC Topic 842, which is effective for interim and annual reporting periods beginning on or after December 15, 2018. This Topic requires balance sheet recognition of lease assets and lease liabilities for leases classified as operating leases under previous GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

To adopt Topic 842, we elected the modified retrospective approach and as of January 1, 2019, there was no cumulative-effect adjustment required to the opening balance of retained earnings.  We completed a review of contracts representative of our business and assessed the terms under the new standard. Adoption of the standard resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases on our consolidated balance sheets, but did not have  a material impact on our consolidated statements of income and consolidated statements of comprehensive income or consolidated statements of cash flows. Our accounting for finance leases remained substantially unchanged.

Adoption of this standard resulted in the recognition of operating lease right-of-use assets of $25.3 million, reversal of previously recorded deferred rent of $0.5 million, and corresponding operating short-term and long-term lease liabilities of $6.2 million and $19.6 million, respectively, on the consolidated balance sheet as of January 1, 2019. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 7.

In addition, we utilized the package of practical expedients permitted under the transition guidance within the standard. The expedient package allowed us to not reassess whether existing contracts contained a lease, to not reassess the lease classification of existing leases, and to not consider the initial direct cost for existing leases. In addition to the package of practical expedients, we also utilized expedients allowing for the exclusion of leases with terms of less than twelve months across all asset classes, the portfolio approach to determine discount rates, the election to not separate non-lease components from lease components and to not apply the use of hindsight to the existing lease population.

As a lessor, recognition of lease revenue associated with short-term equipment rentals remained consistent with previous guidance and the adoption of this standard did not have a significant impact on our consolidated statements of income.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. We adopted this ASU on January 1, 2019. The adoption of this pronouncement did not have an impact on our consolidated financial statements.

Standards Not Yet Adopted

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

3.   Inventories

Inventories consist of the following:

	March 31,	December 31,
	2019	2018
Raw materials	$1,890	$1,925
Work-in-progress	4,254	3,582
Finished goods	102,038	94,330
	$108,182	$99,837

4.   Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2019	2018
Land	$3,646	$3,614
Buildings and improvements	20,368	20,803
Machinery and equipment	49,132	47,606
Finance lease right-of-use asset	24,674	25,165
Rental equipment	135,980	124,002
Furniture and fixtures	1,672	1,623
Computers and software	3,214	3,094
Gross property and equipment	238,686	225,907
Less: Accumulated depreciation	(102,441)	(96,412)
Net property and equipment	136,245	129,495
Construction in progress	12,611	12,559
Total property and equipment, net	$148,856	$142,054

5.   Long-term Debt

We had no long-term debt outstanding as of March 31, 2019 and December 31, 2018.

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

The ABL Credit Facility matures on August 21, 2023. The maximum amount that Cactus LLC may borrow under the ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments. At March 31, 2019, in accordance with the terms of our borrowing base, we had access to the full $75.0 million revolving credit facility capacity.

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

At March 31, 2019 and December 31, 2018,  although there were no borrowings outstanding under the ABL Credit Facility, the applicable margin on our Eurodollar borrowings was 1.5% plus an adjusted base rate of one or three month LIBOR.

As of March 31, 2019 and December 31, 2018, we were in compliance with all covenants under the ABL Credit Facility.

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

6.   Revenue

Revenue Recognition

The majority of our revenues are derived from short-term contracts. Product sales generally do not include right of return or other significant post-delivery obligations. Revenues are recognized when we satisfy a performance obligation by transferring control of the promised goods or services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration we expect to be entitled to in exchange for those goods or services. We also assess our customers’ ability and intention to pay, which is based on a variety of factors including our customers’ historical payment experience and financial condition. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 days. Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We elected to treat shipping and handling associated with outbound freight as a fulfillment cost instead of as a separate performance obligation. We recognize the cost for shipping and handling when incurred as an expense in cost of sales.

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

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into three revenue categories: (i) product revenues, (ii) rental revenues and (iii) field service and other revenues. Approximately 99% of our revenues are from the United States. For the three months ended March 31, 2019, we derived 55% of our total revenues from the sale of our products, 24% of our total revenues from rental and 21% of our total revenues from field service and other. This compares to 51% of our total revenues from the sale of our products, 25% of our total revenues from rental and 24% of our total revenues from field service and other for the three months ended March 31, 2018.

Contract Balances

We perform our obligations under contracts with our customers by transferring services and products in exchange for consideration. The timing of our performance can differ from the timing of invoicing and our customers’ payments, which can result in the recording of unbilled revenue and deferred revenue. Amounts in the consolidated balance sheet as of March 31, 2019 representing unbilled revenue within accounts receivable, net, were $20.3 million, and amounts representing deferred revenue within accrued expenses and other current liabilities were $1.6 million. This compares to an unbilled revenue balance of $26.8 million and a deferred revenue balance of $1.1 million as of December 31, 2018.

Contract Costs

We do not incur any material costs of obtaining contracts.

7.   Leases

We have operating and finance leases for real estate, apartments, forklifts, vehicles and trucks, and other equipment under non-cancellable agreements whose initial terms typically range from two to 10 years, including reasonably certain renewal options. We determine if these contracts are or contain a lease at inception and review the facts and circumstances of the arrangement to classify the leased asset as operating or finance under Topic 842. To assess whether a contract is or contains a lease, we consider whether (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) whether we obtain substantially all the economic benefits from the use of that underlying asset and direct how and for what purpose the asset is used during the term of the contract.

The portion of active leases within our portfolio classified as operating leases under the new standard are included in operating lease right-of-use assets and short-term and long-term operating lease liabilities in our consolidated balance sheet. The finance leases portion of the active lease agreements are included in property and equipment and short-term and long-term finance lease obligations in our consolidated balance sheet. The ROU assets represent our right to use the underlying asset for the lease term and lease liabilities represent our obligation to make minimum lease payments arising from the lease for the duration of the lease term.

Certain of our leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or greater. The exercise of lease renewal options is typically at our discretion. Additionally, many leases contain early termination clauses, however, in our active lease agreements, early termination typically requires the concurrence of both parties to the lease. The measurement of the lease term includes options to extend or renew the lease when it is reasonably certain that we will exercise that option. We do not have leases that include options to purchase leased property or that provide for the automatic transfer of ownership of leased property to the Company, residual value guarantees, or the incurrence by the Company of other restrictions or covenants.

To determine the present value of future minimum lease payments, we use the implicit rate when readily determinable; however, many of our leases do not provide an implicit rate, therefore to determine the present value of minimum lease payments we use our incremental borrowing rate based on the information available at commencement date of the lease. Our finance lease agreements typically include an interest rate that is used to determine the present value of future lease payments.

Under Topic 842, minimum lease payments are expensed on a straight-line basis over the term of the lease, including reasonably certain renewal options. In addition, some leases may require additional contingent or variable lease payments based on factors specific to the individual agreement.  Variable lease payments for which we are typically responsible include payment of real estate taxes and maintenance expenses. These payments are expensed as incurred and recorded as variable lease costs.

The following are the components of operating and finance lease costs:

Three Months Ended March 31, 2019
Finance lease cost:
Amortization of right-of-use asset	$1,881
Interest expense	203
Operating lease cost	1,865
Short-term lease cost	175
Variable lease cost	127
Sublease income	(99)
Total lease cost	$4,152

The following is supplemental cash flow information for our operating and finance leases:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$203
Operating cash flows from operating leases	1,710
Financing cash flows from finance leases	1,846
Total	$3,759

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	1,407
Finance leases	216
Total	$1,623

The following is the aggregate future lease payments for operating and finance leases as of March 31, 2019:

	Operating	Finance
2019 (remaining)	$5,880	$6,320
2020	6,801	6,684
2021	4,352	2,553
2022	3,221	76
2023	2,257	-
Thereafter	6,566	-
Total undiscounted lease payments	29,077	15,633
Less: Imputed interest	3,551	1,452
Present value of lease payments	$25,526	$14,181

The following represents the aggregate future lease payments for operating leases under ASC 840 as of December 31, 2018:

Operating
2019	$6,638
2020	4,618
2021	3,487
2022	2,195
2023	1,426
Thereafter	3,339
$21,703

The following represents the average lease terms and discount rates for our operating and finance lease portfolio as of March 31, 2019:

	Three Months Ended March 31, 2019
Weighted average remaining lease term:
Finance leases	1.91	years
Operating leases	5.59	years

Weighted average discount rate
Finance leases	11.95%
Operating leases	4.52%

As a lessor, we rent a fleet of frac valves and ancillary equipment for short-term rental periods, typically one to two months. Our lessor portfolio consists mainly of operating leases with onshore unconventional oil and gas wells and are utilized during the drilling, completion and production phases of our customers’ wells. At this time, most lessor agreements contain less than three-month terms with no renewal options that are reasonably certain to exercise, or early termination options based on established terms specific to the individual agreement. See Note 6 for disaggregation of revenue.

8.   Income Taxes

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

For the three months ended March 31, 2019, the Company recognized a tax benefit of $1.0 million (-2.0% effective tax rate), which includes an $8.2 million release of our valuation allowance as discussed below. This is compared to an income tax expense of $1.7 million (5.9% effective tax rate) for the three months ended March 31, 2018.  In addition to the partial release of our valuation allowance, the Company’s effective tax rate is lower than the statutory federal rate of 21% primarily due to the fact that Cactus Inc. is only subject to federal and state income tax on its share of income of Cactus LLC. Income relating to non-controlling interest is not subject to U.S. federal or state tax.

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions meeting the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company does not have any uncertain tax positions as of March 31, 2019.

We recognize deferred tax assets to the extent we believe these assets are more-likely-than-not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.

Based upon our cumulative earnings history and forecasted future sources of taxable income, we believe that we will be able to realize the majority of our U.S. deferred tax assets in the future. We do not expect to realize the portion of our deferred tax asset for our investment in Cactus LLC that may only be realizable through the sale or liquidation of the investment and our ability to generate sufficient capital gains. However, as a result of the March 2019 Secondary Offering, we released $8.2 million of our valuation allowance and recorded a tax benefit of $8.2 million related to the realizable portion of the deferred tax asset. As of March 31, 2019, we have a valuation allowance of $19.4 million against this portion of the deferred tax asset. We have also recorded a valuation allowance of $1.8 million against our U.S. foreign tax credits. The foreign net operating losses have an indefinite carryforward period. We have recorded a full valuation allowance of $0.6 million against the deferred tax assets associated with the foreign net operating loss carryforwards and other items due to the uncertainty of realization.

9.   Related Party Transactions

From time to time, we rent a plane under dry-lease from a company owned by a member of Cactus LLC. These transactions are under short-term rental arrangements. During the three months ended March 31, 2019 and 2018, expense recognized in connection with these rentals totaled $0.1 million for the respective periods. As of March 31, 2019 and December 31, 2018,  Cactus LLC owed less than $0.1 million, respectively, to the related party which is included in accounts payable in the consolidated balance sheets.

We are also party to a TRA with certain direct and indirect holders of CW Units, including certain of our officers, directors and employees. These TRA Holders have the right in the future to receive 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. The total TRA liability as of March 31, 2019 was $224.5 million. The estimated annual amounts and timing of this liability is presented in Note 10.

Distributions made by Cactus LLC are generally required to be made pro-rata among all of its members. For the three months ended March 31, 2019, Cactus LLC paid a cash distribution of $0.2 million.  Prior to our IPO, Cactus LLC paid a cash distribution of $26.0 million to pre-IPO owners on January 25, 2018. This distribution was funded by borrowing under the Prior Revolving Credit Facility. The purpose of the distribution was primarily to provide funds to these owners to pay their federal and state tax liabilities associated with taxable income recognized by them for periods prior to the completion of our IPO as a result of their ownership interests in Cactus LLC. The borrowings under the Prior Revolving Credit Facility were repaid during the first quarter of 2018.

10.   Commitments and Contingencies

Liability Related to Tax Receivable Agreement

The following table presents our contractual obligations for payments of the liability related to the TRA for periods subsequent to March 31, 2019:

Liability related to TRA
Remainder of 2019	$9,574
2020	14,019
2021	11,776
2022	12,036
2023	12,280
Thereafter	164,857
$224,542

Because we are a holding company with no operations of our own, our ability to make payments under the TRA is dependent on the ability of Cactus LLC to make distributions to Cactus Inc. in an amount sufficient to cover its obligations under the TRA. Distributions made by Cactus LLC are generally required to be made pro-rata among all of its members.

Legal Contingencies

We are involved in various disputes arising in the ordinary course of business. Management does not believe the outcome of these disputes will have a material adverse effect on our consolidated financial position or consolidated results of operations.

11.   Employee Benefit Plans

401K Plan

Our employees within the United States are eligible to participate in a 401(k) plan (the “Plan”) sponsored by us. These employees are eligible to participate upon employment hire date and reaching the age of eighteen. All eligible employees may contribute a percentage of their compensation subject to a maximum imposed by the Code. We match 100% of the first 3% of gross pay contributed by each employee and 50% of the next 4% of gross pay contributed by each employee. We may also make additional non-elective employer contributions at our discretion under the Plan. Similar benefit plans exist for employees of our foreign subsidiaries. During the three months ended March 31, 2019 and 2018, employer matching contributions totaled $1.1 million and $0.8 million, respectively. We have not made non-elective employer contributions under the Plan.

12.   Stock-based Compensation

Long-term Incentive Plan

Prior to the completion of our IPO, the Company adopted the long-term incentive plan (“LTIP”) to incentivize individuals providing services to us or our affiliates. The LTIP provides for the grant, from time to time, at the discretion of our compensation committee of our board of directors, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards and performance awards. Any individual who is our officer or employee or an officer or employee of any of our affiliates, and any other person who provides services to us or our affiliates, including members of our board of directors, will be eligible to receive awards under the LTIP at the discretion of our board of directors.

Restricted Stock Units

Restricted stock units (“RSU’s”) granted pursuant to the LTIP are expected to be settled in shares of the Company's Class A common stock if they vest.

The following table is a summary of restricted stock unit activity for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	No. of Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested as of December 31, 2018	782	$19.84
Granted	204	$37.37
Vested	(264)	$19.00
Nonvested as of March 31, 2019	722	$25.11

Stock-based Compensation

We measure the cost of equity-based awards based on the grant date fair value, and we allocate the compensation expense over the corresponding service period, which is usually the vesting period, using the straight-line method. All grant date fair values are expensed immediately for awards that are fully vested as of the grant date.

During the three months ended March 31, 2019 and 2018, we recorded $1.7 million and $0.8 million, respectively, of stock-based compensation expense primarily in selling, general and administrative expenses. There was approximately $16.8 million of unrecognized compensation expense relating to the unvested RSU’s as of March 31, 2019. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 2.5 years.

13.   Earnings per Share

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

The Company uses the “if-converted” method to determine the potential dilutive effect of outstanding CW Units (and corresponding shares of its outstanding Class B common stock), and the treasury stock method to determine the potential dilutive effect of unvested restricted stock units assuming that the proceeds will be used to purchase shares of Class A common stock.

There were no shares of Class A common stock or Class B common stock outstanding prior to February 12, 2018, therefore no earnings per share information has been presented for any period prior to that date.

The following table summarizes the basic and diluted earnings per share calculations (shares in thousands):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to Cactus Inc. (1)	$26,807	$3,753
Denominator:
Weighted average Class A shares outstanding—basic	38,719	26,450
Effect of dilutive shares (2)	36,527	198
Weighted average Class A shares outstanding—diluted (2)	75,246	26,648

Earnings per Class A share—basic	$0.69	$0.14
Earnings per Class A share—diluted (1) (2)	$0.59	$0.14

(1)

Under the if-converted method, the numerator is adjusted in the calculation of diluted earnings per share to include $17.5 million of additional income attributable to non-controlling interest adjusted for a corporate effective tax rate of 24%.

(2)

Diluted earnings per share for the three months ended March 31, 2019 includes 36,292 shares of Class B common stock assuming conversion, plus the dilutive effect of 235 shares of restricted stock unit awards. Diluted earnings per share for the three months ended March 31, 2018 excludes 48,440 shares of Class B common stock as the effect would be anti-dilutive.

14.   Supplemental Cash Flow Information

Non-cash investing and financing activities were as follows:

	Three Months Ended March 31,
	2019	2018
Property and equipment acquired under capital lease	$216	$3,092
Property and equipment in payables	3,643	4,512

In conjunction with our IPO, we issued and contributed shares of Class B common stock to owners of CW Units equal to the number of outstanding CW Units held by such owners. The Class B common stock has no economic interest and does not share in cash dividends or liquidation rights.

During the first quarter of 2019, we issued 8,517,733 shares of Class A common stock pursuant to redemptions of CW Units by holders thereof.

15.   Subsequent Events

In April 2019, certain CW Unit Holders redeemed 0.4 million CW Units pursuant to the Redemption Right, together with a corresponding number of shares of the Class B common stock of the Company, par value $0.01 per share. The Company acquired the redeemed CW Units and a corresponding number of shares of Class B Common Stock (which shares of Class B common stock were then canceled) and issued 0.4 million shares of Class A common stock to the CW Unit Holders. Pursuant to the TRA, these CW Units redeemed will create additional liability and follow the same accounting procedures described in Note 2.

In April 2019, Cactus LLC distributed $5.8 million to Cactus Inc. to fund a portion of its expected 2019 TRA liability payments and made pro-rata distributions to its other members totaling $3.6 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise indicated or required by the context, all references in this Quarterly Report to the “Company,” “Cactus,” “we,” “us” and “our” refer to (i) Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries (including Cactus LLC) following the completion of our initial public offering on February 12, 2018 (our “IPO”), unless we state otherwise or the context otherwise requires and (ii) Cactus Wellhead, LLC (“Cactus LLC”) and its consolidated subsidiaries prior to the completion of our IPO. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Note Regarding Forward-Looking Statements” and included elsewhere in this Quarterly Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

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

We operate through service centers in the United States, which are strategically located in the key oil and gas producing regions, including the Permian, SCOOP/STACK, Marcellus, Utica, Eagle Ford, Bakken, among other active oil and gas regions in the United States, and in Eastern Australia. These service centers support our field services and provide equipment assembly and repair services. Our manufacturing and production facilities are located in Bossier City, Louisiana and Suzhou, China.

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

In the three months ended March 31, 2019, we derived 55% of our total revenues from the sale of our products, 24% of our total revenues from rental and 21% of our total revenues from field service and other. In the three months ended March 31, 2018, we derived 51% of our total revenues from the sale of our products, 25% of our total revenues from rental and 24% of our total revenues from field service and other. We have predominantly domestic operations, with 99% of our total sales for the three months ended March 31, 2019 and 2018, respectively, earned from U.S. operations.

Market Factors and Trends

Demand for our products and services depends primarily upon the general level of activity in the oil and gas industry, including the number of drilling rigs in operation, the number of oil and gas wells being drilled, the depth and drilling conditions of these wells, the number of well completions and associated frac crews operating, the level of well remediation activity, and the volume of production and the corresponding capital spending by oil and natural gas companies. Oil and gas activity is in turn heavily influenced by, among other factors, oil and gas prices locally and worldwide, which have historically been volatile.

Oil supply markets tightened in 2017 and through the third quarter of 2018, driving 2018 average West Texas Intermediate (“WTI”) crude oil prices higher. However, during the fourth quarter of 2018, crude oil prices declined following concerns over slowing worldwide demand and the granting of waivers to several purchasers of Iranian oil.  In response, many of the larger publicly traded exploration and production (“E&P”) companies announced plans to reduce their capital budgets year-over-year for 2019 which may reduce the amount of planned drilling and completion activity in 2019. Despite a return to more balanced global oil markets and higher crude prices thus far in 2019, E&P companies may be reluctant to increase capital spending plans. We are well positioned to respond to increased demand for our products and rental equipment but are also prepared to pull back and react to weaker customer demand.

For the three months ended March 31, 2019, the weekly average U.S. onshore rig count as reported by Baker Hughes was 1,021 rigs. The weekly average U.S. onshore rig counts for the full year 2018 and 2017 were 1,011 rigs and 853 rigs, respectively. The U.S. onshore rig count as of March 31, 2019 was 981, below the year-to-date average of 1,021. To the extent the rig count remains at levels below year-to-date 2019 and 2018 levels, there may be reduced demand for our products and services. However, given the recovery in crude oil prices thus far in 2019, drilling activity declines are generally expected to moderate and potentially increase modestly later in 2019.

The key market factors impacting our product sales are the number of wells drilled and placed on production, as each well requires an individual wellhead assembly, and after completion, the installation of an associated production tree. We measure our product sales activity levels versus our competitors by the number of rigs that we are supporting on a monthly basis as a proxy for wells drilled. While numerous factors may lead to differing revenues per rig, we are able to broadly forecast our product needs and anticipated revenue levels based on general trends in a given region and with specific customers. Increases in horizontal wells drilled as a percentage of total wells drilled, the shift towards pad drilling, and an increase in the number of wells drilled per rig are all favorable trends that we believe enhance the demand for our products relative to the active rig count.

Our rental revenues are primarily dependent on the number of wells completed (i.e., hydraulically fractured), the number of wells on a well pad and the number of fracture stages per well. Well completion activity generally follows the level of drilling activity. We believe that the current number of drilled but uncompleted wells (“DUCs”), particularly resulting from near-term takeaway issues that are likely to be resolved later this year, could ultimately provide additional opportunities although we recognize that not all DUCs will be completed and that certain customers may elect to maintain an increased inventory of DUCs to provide production flexibility.

Service and other revenues are closely correlated to revenues from product sales and rentals, as items sold or rented almost always have an associated service component. Therefore, the market factors and trends of product sales and rental revenues similarly impact the associated levels of service and other revenues generated.

Our business experiences some seasonality during the fourth quarter due to holidays and customers managing their budgets as the year concludes. This can lead to lower activity in our three revenue categories as well as lower margins, particularly in field services due to reduced labor utilization.

Recent Developments

Reference is made to the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Annual Report”) under the headings “Part I. Item 1.—Business—Costs of Conducting our Business—Impact of Section 301 of the Trade Act of 1974 (“Section 301”)” and “Item 1.A. Risk Factors—The outcome of final actions under Section 301 of the Trade Act of 1974 may adversely affect our business.”  During the week of May 5, 2019, President Trump and the U.S. Trade Representative indicated that tariffs on $200 billion of products imported from China would be raised from 10% to 25% effective on May 10, 2019 unless a trade agreement is reached.

Consolidated Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$86,640	$58,926	$27,714	47.0%
Rental revenue	38,497	29,145	9,352	32.1
Field service and other revenue	33,738	27,039	6,699	24.8
Total revenues	158,875	115,110	43,765	38.0
Costs and expenses
Cost of product revenue	53,018	37,066	15,952	43.0
Cost of rental revenue	17,791	12,176	5,615	46.1
Cost of field service and other revenue	26,906	21,537	5,369	24.9
Selling, general and administrative expenses	12,668	9,114	3,554	39.0
Total costs and expenses	110,383	79,893	30,490	38.2
Income from operations	48,492	35,217	13,275	37.7

Interest income (expense), net	23	(2,852)	(2,875)	(100.8)
Other income (expense), net	(1,042)	(4,305)	(3,263)	(75.8)
Income before income taxes	47,473	28,060	19,413	69.2
Income tax expense (benefit)	(973)	1,652	(2,625)	(158.9)
Net income	$48,446	$26,408	$22,038	83.5%

Revenues

Product revenue for the three months ended March 31, 2019 was $86.6 million, an increase of $27.7 million, or 47%, from $58.9 million for the three months ended March 31, 2018. The increase was primarily attributable to increased sales of wellhead and production related equipment due to our increased market share and greater drilling activity from customers. The quarterly average U.S. onshore rig count increased 8% to 1,021 rigs for the three months ended March 31, 2019  compared to 948 rigs for the same period in 2018. Additionally, the number of rigs followed by Cactus increased 19% to 297 rigs during the first quarter 2019 compared to 250 rigs for the first quarter 2018. The term “rigs followed” represents the approximate number of active U.S. onshore drilling rigs to which we were the primary provider of wellhead products and corresponding services during drilling.

Rental revenue for the three months ended March 31, 2019 was $38.5 million, an increase of $9.4 million, or 32%, from $29.1 million for the three months ended March 31, 2018. The increase was primarily attributable to increased investment in our rental fleet that enabled us to take advantage of greater completion activity from customers.

Field service and other revenue for the three months ended March 31, 2019 was $33.7 million, an increase of $6.7  million, or 25%, from $27.0 million for the three months ended March 31, 2018. The increase was primarily attributable to the higher demand for these services following the increase in our product and rental revenue, as field service is closely correlated with these activities.

Costs and expenses

Cost of product revenue for the three months ended March 31, 2019 was $53.0 million, an increase of $16.0 million, or 43%, from $37.1 million for the three months ended March 31, 2018. The increase was largely attributable to an increase in product sales volume driven by higher demand for our products.

Cost of rental revenue for the three months ended March 31, 2019 was $17.8 million, an increase of $5.6 million, or 46%, from $12.2 million for the three months ended March 31, 2018. The increase was largely attributable to higher depreciation expense on a larger rental fleet, increased repair costs associated with a larger and more active rental fleet, and an increase in costs associated with the deployment of assets into the field.

Cost of field service and other revenue for the three months ended March 31, 2019 was $26.9 million, an increase of $5.4 million, or 25%, from $21.5 million for the three months ended March 31, 2018. The increase was largely attributable to higher payroll costs due to additional field personnel and higher volume driven operating costs.

Selling, general and administrative expense for the three months ended March 31, 2019 was $12.7 million, an increase of $3.6 million, or 39%, from $9.1 million for the three months ended March 31, 2018. The increase was largely attributable to higher payroll and incentive compensation costs associated with our overall growth as well as higher stock-based compensation expenses related to equity awards and other costs associated with being a public company.

Interest income (expense), net. Interest income, net for the three months ended March 31, 2019 was less than $0.1 million, compared to interest expense, net of $2.9 million for the three months ended March 31, 2018. The change is primarily due to the repayment of our previous term loan in mid-February 2018 in conjunction with our IPO.

Other income (expense), net. Other expense, net for the three months ended March 31, 2019 relates to $1.0 million in offering expenses associated with the secondary offering of our Class A common stock in March 2019 by certain selling stockholders. This compares to a $4.3 million loss on early extinguishment of debt for the three months ended March 31, 2018, recorded in conjunction with the repayment of our previous term loan with a portion of the net proceeds from our IPO. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further details of the March 2019 Secondary Offering.

Income tax expense, (benefit).  Cactus Inc. is subject to federal as well as state income tax on its share of income of Cactus LLC. Our operations prior to our IPO were not subject to U.S. federal income tax at an entity level. Income tax benefit for the three months ended March 31, 2019 was $1.0 million compared to an income tax expense of $1.7 million (5.9% effective tax rate) for the three months ended March 31, 2018. The overall tax benefit recorded during the three months ended March 31, 2019 is due to the release of $8.2 million of our valuation allowance in conjunction with the March 2019 Secondary Offering as a portion of our deferred tax asset for our investment in Cactus LLC became realizable. In addition to the partial release of our valuation allowance, our effective tax rate is lower than the federal statutory rate of 21% as Cactus Inc. is only subject to federal and state income tax on its share of income of Cactus LLC. As of March 31, 2019, Cactus Inc. owned 61.8% of Cactus LLC compared to 35.3% as of March 31, 2018.

Liquidity and Capital Resources

Our ability to satisfy our liquidity requirements, including cash distributions to the holders of units representing limited liability company interests in Cactus LLC (“CW Units”) to fund their respective income tax liabilities relating to their share of the income of Cactus LLC and to fund liabilities related to the tax receivable agreement (the “TRA”), that we entered into with certain current or past direct and indirect owners of Cactus LLC (the “TRA Holders”), depends on our future operating performance, which is affected by prevailing economic conditions, market conditions in the E&P industry, availability and cost of raw materials, and financial, business and other factors, many of which are beyond our control.

At March 31, 2019 and December 31, 2018, we had $88.1 million and $70.8 million, respectively, of cash and cash equivalents. At March 31, 2019, we had no borrowings outstanding under the ABL Credit Facility and we had $75.0 million of available borrowing capacity under our ABL Credit Facility. See Note 5 of the Notes to Condensed Consolidated Financial Statements. We were in compliance with the covenants of the ABL Credit Facility as of March 31, 2019.

We expect that our primary sources of liquidity and capital resources will be cash flows generated by operating activities and borrowings under our ABL Credit Facility. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed.

We currently estimate our net capital expenditures for the year ending December 31, 2019 will range from $60 million to $65 million, excluding acquisitions, mostly related to rental fleet investments. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, available capacity in existing locations, prevailing economic conditions, market conditions in the E&P industry, customers’ forecasts, demand and volatility and company initiatives.

We believe that our existing cash on hand, cash generated from operations and available borrowings under our ABL Credit Facility will be sufficient to meet working capital requirements, anticipated capital expenditures, expected cash distributions to holders of CW Units, expected TRA liability payments and anticipated tax liabilities for at least the next 12 months.

Cash Flows

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$34,239	$38,565
Net cash used in investing activities	(13,847)	(15,687)
Net cash used in financing activities	(3,555)	(22,640)

Net cash provided by operating activities was $34.2 million and $38.6 million for the three months ended March 31, 2019 and 2018, respectively. The primary reasons for the change were the $22.0 million increase in net income, offset by a $4.5 million decrease in non-cash items and a $21.8 million increase in net working capital use due to the increase in business activity during the first quarter 2019.

Net cash used in investing activities was $13.8 million and $15.7 million for the three months ended March 31, 2019 and 2018, respectively. The primary reasons for the decrease was slightly lower capital expenditures during the first quarter 2019 in addition to higher proceeds primarily from the sale of certain rental equipment and vehicles.

Net cash used in financing activities of $3.6 million for the three months ended March 31, 2019 consists of $1.5 million used to repurchase stock, $0.2 million in Cactus LLC member distributions and $1.8 million related to the principal payments on our finance leases. Net cash used in financing activities of $22.6 million for the three months ended March 31, 2018 was primarily related to the receipt of $469.6 million of net proceeds from our IPO, offset by (i) a  $248.5 million repayment of the borrowings outstanding under our previous term loan and (ii) $216.4 million in redemptions of CW Units from certain direct and indirect owners of Cactus LLC in connection with our IPO. Additionally, we made a $26.0 million distribution to owners prior to our IPO to provide funds to pay their federal and state liabilities associated with taxable income recognized by them in the period prior to the completion of our IPO as a result of their ownership in Cactus LLC.

Tax Receivable Agreement

In connection with our IPO, we entered into the TRA, which generally provides for the payment by Cactus Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. Cactus Inc. will retain the benefit of the remaining 15% of these net cash savings. To the extent Cactus LLC has available cash, we intend to cause Cactus LLC to make generally pro rata distributions to its unitholders, including us, in an amount at least sufficient to allow us to pay our taxes and to make payments under the TRA.

Assuming no material changes in the relevant tax law, we expect that if the TRA were terminated as of March 31, 2019, the estimated termination payments, based on the assumptions discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, would be approximately $342 million,  calculated using a discount rate equal to one-year LIBOR plus 150 basis points, applied against an undiscounted liability of $471 million. A 10% increase in the price of our Class A common stock at March 31, 2019 would have increased the discounted liability by $16 million to $358 million (an undiscounted increase of $25 million to $496 million), and likewise, a 10% decrease in the price of our Class

A common stock at March 31, 2019 would have decreased the discounted liability by $17 million to $325 million (an undiscounted decrease of $25 million to $446 million).

Contractual Obligations

A summary of our contractual obligations as of March 31, 2019 is provided in the following table:

	Payments Due by Period For the Year Ending December 31,
	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Operating lease liabilities (1)	$5,090	$6,010	$3,783	$2,803	$1,947	$5,893	$25,526
Finance lease obligations (2)	5,679	6,055	2,373	74	—	—	14,181
Liability related to TRA (3)	9,574	14,019	11,776	12,036	12,280	164,857	224,542
Total	$20,343	$26,084	$17,932	$14,913	$14,227	$170,750	$264,249

(1)	Operating lease obligations relate to real estate and equipment.
(2)	Finance lease obligations relate to vehicles used in our business.
(3)	Represents obligations by Cactus to make payments under the TRA. The amount and timing of payments is subject to change.

Off-Balance Sheet Arrangements

Currently, we do not have off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2018 Annual Report. Our exposure to market risk has not changed materially since December 31, 2018.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March  31, 2019 due to a previously disclosed material weakness in internal control over financial reporting. This material weakness was identified and discussed in “Part II – Item 9A - Controls and Procedures” of our 2018 Annual Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to lawsuits arising in the ordinary course of our business. We cannot predict the outcome of any such lawsuits with certainty, but management believes it is unlikely that pending or threatened legal matters will have a material adverse impact on our financial condition.

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

Item 1A.   Risk Factors.

In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2018 Annual Report and the risk factors and other cautionary statements contained in our other filings with the Securities and Exchange Commission, which could materially affect our business, results of operations, financial condition or cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition or cash flows. There have been no material changes in our risk factors from those described in our 2018 Annual Report or our other Securities and Exchange Commission filings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information with respect to our repurchase of Class A common stock during the three months ended March 31, 2019.

Period	Total number of shares purchased (1)	Average price paid per share (2)
January 1-31, 2019	-	$-
February 1-28, 2019	44,906	$32.79
March 1-31, 2019	-	$-
Total	44,906	$32.79
(1)	Consists of shares of Class A common stock repurchased from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period.
(2)	Average price paid for Class A common stock purchased from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period.

Item 6.   Exhibits.

The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report.

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Cactus, Inc., effective February 12, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on February 12, 2018)

3.2	Amended and Restated Bylaws of Cactus, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the Commission on February 12, 2018)

10.1†

First Amendment to the Amended and Restated Employment Agreement, dated February 21, 2019, by and between Scott Bender and Cactus Wellhead, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on February 22, 2019)

10.2†

First Amendment to the Amended and Restated Employment Agreement, dated February 21, 2019, by and between Joel Bender and Cactus Wellhead, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on February 22, 2019)

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Document

*    Filed herewith.

**  Furnished herewith.

†    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cactus, Inc.

Date: May 8, 2019
	By:	/s/ Scott Bender
Scott Bender
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Stephen Tadlock
Stephen Tadlock
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)