Form 10-Q
period 2019-06-30
Cactus, Inc.
filed 2019-08-02
CIK 1699136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of July 31, 2019, the registrant had 47,092,611 shares of Class A common stock, $0.01 par value per share, and 28,020,514 shares of Class B common stock, $0.01 par value per share, outstanding.

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

Forward‑looking statements may include statements about:

•	demand for our products and services, which is affected by, among other things, changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;
•	the level of growth in number of rigs, pad sizes, well spacings and associated well count and lack of takeaway capacity in areas such as the Permian Basin;
•	capital spending discipline practiced by customers;
•	the level of fracturing activity;
•	the size and timing of orders;
•	availability of raw materials;
•	transportation differentials associated with reduced capacity in and out of the storage hub in Cushing, Oklahoma;
•	expectations regarding raw materials, overhead and operating costs and margins;
•	availability of skilled and qualified workers;
•	potential liabilities such as warranty and product liability claims arising out of the installation, use or misuse of our products;
•	the possibility of cancellation of orders;
•	our business strategy;
•	our financial strategy, operating cash flows, liquidity and capital required for our business;
•	our future revenue, income and operating performance;
•	the termination of relationships with major customers or suppliers;
•	laws and regulations, including environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;
•	disruptions in the political, regulatory, economic and social conditions domestically or internationally;
•	import tariffs assessed on products from China and imported raw materials used in the manufacture of our goods in the United States;
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

ii

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2019	2018
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$131,149	$70,841
Accounts receivable, net of allowance of $522 and $576	112,963	92,269
Inventories	110,060	99,837
Prepaid expenses and other current assets	10,363	11,558
Total current assets	364,535	274,505
Property and equipment, net	155,988	142,054
Operating lease right-of-use assets, net	24,178	—
Goodwill	7,824	7,824
Deferred tax asset, net	239,754	159,053
Other noncurrent assets	1,486	1,308
Total assets	$793,765	$584,744
Liabilities and Equity
Current liabilities
Accounts payable	$46,346	$42,047
Accrued expenses and other current liabilities	22,534	15,650
Current portion of liability related to tax receivable agreement	9,574	9,574
Finance lease obligations, current portion	7,738	7,353
Operating lease liabilities, current portion	6,763	—
Total current liabilities	92,955	74,624
Deferred tax liability, net	865	1,036
Liability related to tax receivable agreement, net of current portion	221,043	138,015
Finance lease obligations, net of current portion	6,519	8,741
Operating lease liabilities, net of current portion	17,853	—
Total liabilities	339,235	222,416
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 47,093 and 37,654 shares issued and outstanding	471	377
Class B common stock, $0.01 par value, 215,000 shares authorized, 28,020 and 37,236 shares issued and outstanding	—	—
Additional paid-in capital	193,160	126,418
Retained earnings	99,898	51,683
Accumulated other comprehensive loss	(498)	(820)
Total stockholders' equity attributable to Cactus Inc.	293,031	177,658
Non-controlling interest	161,499	184,670
Total stockholders' equity	454,530	362,328
Total liabilities and equity	$793,765	$584,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Revenues
Product revenue	$94,494	$73,281	$181,134	$132,207
Rental revenue	39,576	34,944	78,073	64,089
Field service and other revenue	34,423	30,318	68,161	57,357
Total revenues	168,493	138,543	327,368	253,653
Costs and expenses
Cost of product revenue	57,517	45,015	110,535	82,081
Cost of rental revenue	19,450	13,952	37,241	26,128
Cost of field service and other revenue	26,824	23,238	53,730	44,775
Selling, general and administrative expenses	13,252	9,851	25,920	18,965
Total costs and expenses	117,043	92,056	227,426	171,949
Income from operations	51,450	46,487	99,942	81,704

Interest income (expense), net	93	(248)	116	(3,100)
Other income (expense), net	—	—	(1,042)	(4,305)
Income before income taxes	51,543	46,239	99,016	74,299
Income tax expense	10,793	4,697	9,820	6,349
Net income	$40,750	$41,542	$89,196	$67,950
Less: pre-IPO net income attributable to Cactus LLC	—	—	—	13,648
Less: net income attributable to non-controlling interest	19,342	29,208	40,981	38,215
Net income attributable to Cactus Inc.	$21,408	$12,334	$48,215	$16,087

Earnings per Class A share - basic	$0.46	$0.47	$1.13	$0.61
Earnings per Class A share - diluted	$0.45	$0.46	$1.07	$0.60

Weighted average Class A shares outstanding - basic	46,881	26,450	42,819	26,450
Weighted average Class A shares outstanding - diluted	47,145	26,779	75,326	26,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$40,750	$41,542	$89,196	$67,950
Foreign currency translation	(371)	(590)	(101)	(351)
Comprehensive income	$40,379	$40,952	$89,095	$67,599
Less: pre-IPO comprehensive income attributable to Cactus LLC	—	—	—	13,928
Less: comprehensive income attributable to non-controlling interest	19,203	28,793	40,989	37,774
Comprehensive income attributable to Cactus Inc.	$21,176	$12,159	$48,106	$15,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

								Accumulated
	Members'	Class A		Class B		Additional		Other	Non-	Total
	Equity	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	controlling	Equity
(in thousands)	(Deficit)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	(Deficit)
Balance at December 31, 2018	$—	37,654	$377	37,236	$—	$126,418	$51,683	$(820)	$184,670	$362,328
Correction to equity reclassification related to prior equity offering	—	—	—	—	—	14,035	—	488	(14,523)	—
Member distributions	—	—	—	—	—	—	—	—	(3,848)	(3,848)
Effect of CW Unit redemptions (Note 1)	—	9,216	92	(9,216)	—	48,305	—	(57)	(48,340)	—
Adjustment to deferred tax asset from CW Unit redemptions	—	—	—	—	—	(9,751)	—	—	—	(9,751)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	14,652	—	—	—	14,652
Equity award vestings	—	223	2	—	—	(4,067)	—	—	2,551	(1,514)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(109)	8	(101)
Stock-based compensation	—	—	—	—	—	3,568	—	—	—	3,568
Net income	—	—	—	—	—	—	48,215	—	40,981	89,196
Balance at June 30, 2019	$—	47,093	$471	28,020	$—	$193,160	$99,898	$(498)	$161,499	$454,530

Balance at March 31, 2019	$—	46,391	$464	28,718	$—	$189,902	$78,490	$(259)	$147,764	$416,361
Member distributions	—	—	—	—	—	—	—	—	(3,613)	(3,613)
Effect of CW Unit redemptions (Note 1)	—	698	7	(698)	—	4,406	—	(7)	(4,406)	—
Adjustment to deferred tax asset from CW Unit redemptions	—	—	—	—	—	(1,519)	—	—	—	(1,519)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	1,072	—	—	—	1,072
Equity award vestings	—	4	—	—	—	(2,593)	—	—	2,551	(42)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(232)	(139)	(371)
Stock-based compensation	—	—	—	—	—	1,892	—	—	—	1,892
Net income	—	—	—	—	—	—	21,408	—	19,342	40,750
Balance at June 30, 2019	$—	47,093	$471	28,020	$—	$193,160	$99,898	$(498)	$161,499	$454,530

Balance at December 31, 2017	$(36,299)	—	$—	—	$—	$—	$—	$82	$—	$(36,217)
Member distributions prior to IPO	(26,000)	—	—	—	—	—	—	—	—	(26,000)
Net income prior to IPO	13,648	—	—	—	—	—	—	—	—	13,648
Effect of IPO and Reorganization	48,651	26,450	265	48,440	—	71,196	—	—	130,861	250,973
Member distributions after IPO	—	—	—	—	—	—	—	—	(4,275)	(4,275)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	11,116	—	—	—	11,116
Other comprehensive income (loss)	—	—	—	—	—	—	—	(351)	—	(351)
Stock-based compensation	—	—	—	—	—	2,097	—	—	—	2,097
Net income after IPO	—	—	—	—	—	—	16,087	—	38,215	54,302
Balance at June 30, 2018	$—	26,450	$265	48,440	$—	$84,409	$16,087	$(269)	$164,801	$265,293

Balance at March 31, 2018	$—	26,450	$265	48,440	$—	$83,145	$3,753	$321	$139,827	$227,311
Effect of IPO and Reorganization	—	—	—	—	—	1	—	—	—	1
Member distributions after IPO	—	—	—	—	—	—	—	—	(4,234)	(4,234)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(590)	—	(590)
Stock-based compensation	—	—	—	—	—	1,263	—	—	—	1,263
Net income after IPO	—	—	—	—	—	—	12,334	—	29,208	41,542
Balance at June 30, 2018	$—	26,450	$265	48,440	$—	$84,409	$16,087	$(269)	$164,801	$265,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash flows from operating activities
Net income	$89,196	$67,950
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	18,257	13,988
Debt discount and deferred loan cost amortization	84	219
Stock-based compensation	3,568	2,097
Inventory obsolescence	1,188	830
Loss on disposal of assets	1,403	706
Deferred income taxes	7,060	4,094
Loss on debt extinguishment	—	4,305
Changes in operating assets and liabilities:
Accounts receivable	(20,696)	(12,647)
Inventories	(12,010)	(14,943)
Prepaid expenses and other assets	4,612	2,387
Accounts payable	1,691	7,302
Accrued expenses and other liabilities	7,316	4,417
Operating lease liabilities	(3,351)	—
Net cash provided by operating activities	98,318	80,705

Cash flows from investing activities
Capital expenditures and other	(29,924)	(32,128)
Proceeds from sale of assets	1,175	780
Net cash used in investing activities	(28,749)	(31,348)

Cash flows from financing activities
Principal payments on long-term debt	—	(248,529)
Payments on finance leases	(3,723)	(2,788)
Net proceeds from equity offerings	—	469,621
Distributions to members	(3,848)	(30,275)
Redemption of CW Units	—	(216,425)
Repurchase of shares	(1,516)	—
Net cash used in financing activities	(9,087)	(28,396)

Effect of exchange rate changes on cash and cash equivalents	(174)	(132)

Net increase in cash and cash equivalents	60,308	20,829

Cash and cash equivalents
Beginning of period	70,841	7,574
End of period	$131,149	$28,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except per share data, or as otherwise indicated)

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

Redemptions and Ownership

Redemptions of CW Units

Pursuant to the First Amended and Restated Limited Liability Company Operating Agreement of Cactus LLC (the “Cactus LLC Agreement”), each holder of CW Units (“CW Unit Holder”) has, subject to certain limitations, the right (the “Redemption Right”) to cause Cactus LLC to acquire all or at least a minimum portion of its CW Units for, at Cactus LLC’s election, (x) shares of our Class A common stock at a redemption ratio of one share of Class A common stock for each CW Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions, or (y) an equivalent amount of cash. Alternatively, upon the exercise of the Redemption Right, Cactus Inc. (instead of Cactus LLC) will have the right (the “Call Right”) to acquire each tendered CW Unit directly from the exchanging CW Unit Holder for, at its election, (x) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, or (y) an equivalent amount of cash. In connection with any redemption of CW Units pursuant to the Redemption Right or our Call Right, the corresponding number of shares of Class B common stock, par value $0.01 per share (“Class B common stock”), will be canceled. The following is a rollforward of ownership of legacy CW Units by legacy CW Unit Holders, reflecting redemptions of CW Units occurring since our IPO:

No. of CW Units
CW Units held by legacy CW Unit Holders as of February 7, 2018	60,558
IPO	(12,118)
July 2018 follow-on offering	(11,197)
Other CW Unit redemptions	(7)
CW Units held by legacy CW Unit Holders as of December 31, 2018	37,236
March 2019 Secondary Offering	(8,474)
Other CW Unit redemptions	(742)
CW Units held by legacy CW Unit Holders as of June 30, 2019	28,020

For the three months ended June 30, 2019, certain legacy CW Unit Holders redeemed 0.7 million CW Units pursuant to the Redemption Right, together with a corresponding number of shares of Class B common stock. Cactus acquired the redeemed CW Units and a corresponding number of shares of Class B common stock (which shares of Class B common stock were then canceled) and issued 0.7 million shares of Class A common stock to the redeeming CW Unit Holders.

On March 19, 2019, Cactus Inc. entered into an underwriting agreement by and among Cactus Inc., Cactus LLC, certain selling stockholders of Cactus (the “Selling Stockholders”) and the underwriters named therein, providing for the offer and sale of Class A common stock by the Selling Stockholders (the “March 2019 Secondary Offering”). As described in the prospectus supplement dated March 19, 2019 and filed with the Securities and Exchange Commission on March 20, 2019, in connection with the March 2019 Secondary Offering, certain Selling Stockholders owning CW Units exercised their Redemption Right with respect to 8.5 million CW Units, together with a corresponding number of shares of Class B common stock, as provided in the Cactus LLC Agreement.  The March 2019 Secondary Offering closed on March 21, 2019, at which time, in exercise of its Call Right, Cactus Inc. acquired the redeemed CW Units and a corresponding number of shares of Class B common stock (which shares of Class B common stock were then canceled) and issued 8.5 million shares of Class A common stock to the underwriters at the direction of the redeeming Selling Stockholders, as provided in the Cactus LLC Agreement. In addition, certain other Selling Stockholders sold 26 thousand shares of Class A common stock in the March 2019 Secondary Offering, which shares were owned by them directly prior to the closing of this offering. Cactus did not receive any of the proceeds from the sale of common stock in the March 2019 Secondary Offering. Cactus incurred $1.0 million in offering expenses which were recorded in other income (expense), net, in the consolidated statement of income during the first quarter of 2019.

Pursuant to the tax receivable agreement (the “TRA”) described in Note 8, the CW Units redeemed in the March 2019 Secondary Offering and other CW Unit redemptions during the six months ended June 30, 2019, created additional TRA liability and follow the same accounting procedures described in Note 8. Also, as a result, Cactus Inc. increased its ownership in Cactus LLC and accordingly, increased its equity by $48.3 million from the non-controlling interest.

During the quarter ended March 31, 2019, we corrected for misstatements of equity between Cactus Inc. and non-controlling interest related to our July 2018 follow-on offering to reduce non-controlling interest by $14.5 million and increase additional paid-in capital by $14.0 million and accumulated other comprehensive income by $0.5 million. This relates to immaterial errors associated with the ownership percentage change used in the underlying calculation giving effect to the offering. This correction had no impact on total assets, total liabilities, total equity or on our consolidated results of operations or cash flows. These corrections were not material to any prior period consolidated financial statements.

Ownership

As of June 30, 2019, Cactus Inc. owned 62.7% of Cactus LLC, and as of December 31, 2018, Cactus Inc. owned 50.3% of Cactus LLC.

As of June 30, 2019, Cactus Inc. had outstanding 47.1 million shares of Class A common stock (representing 62.7% of the total voting power) and 28.0 million shares of Class B common stock (representing 37.3% of the total voting power).

Tax Receivable Agreement (TRA)

In connection with our IPO, we entered into the TRA with certain direct and indirect owners of Cactus LLC (the “TRA Holders”). The TRA generally provides for the payment by Cactus Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. Cactus Inc. will retain the benefit of the remaining 15% of these net cash savings. See Note 8 for further details of the TRA.

2.   Preparation of Interim Financial Statements and Other Items

Basis of Presentation

The unaudited condensed consolidated financial statements (“consolidated financial statements” or “consolidated balance sheets” or “consolidated statements of income”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These consolidated financial statements include the accounts of Cactus Inc. and its wholly owned subsidiaries. Accordingly, these consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our Annual Report on Form 10‑K for the year ended December 31, 2018. All significant inter-company transactions and balances have been eliminated upon consolidation.

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

Our operations are organized into a single reporting segment.

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

Significant Customers

For the six months ended June 30, 2019 and 2018,  one customer represented 10% and 11%, respectively, of consolidated revenues, and no other customers represented 10% or more of our consolidated revenues during the comparative periods.

Significant Vendors

We purchase a significant portion of supplies, equipment and machined components from a single vendor. For the six months ended June 30, 2019 and 2018, purchases from this vendor totaled $23.0 million and $22.5 million, respectively. These figures represent approximately 19% and 21% for the respective periods of our total third-party vendor purchases of raw materials, finished products, equipment, machining and other services. Amounts due to the vendor included in accounts payable in the consolidated balance sheets as of June 30, 2019 and December 31, 2018 totaled $7.3 million and $5.0 million, respectively.

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

Adoption of this standard resulted in the recognition of operating lease ROU assets of $25.3 million, reversal of previously recorded deferred rent of $0.5 million, and corresponding operating short-term and long-term lease liabilities of $6.2 million and $19.6 million, respectively, on the consolidated balance sheet as of January 1, 2019. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 7.

In addition, we utilized the package of practical expedients permitted under the transition guidance within the standard. The expedient package allowed us to not reassess whether existing contracts contained a lease, to not reassess the lease classification of existing leases, and to not consider the initial direct cost for existing leases. In addition to the package of practical expedients, we also utilized expedients and elections allowing for the exclusion of leases with terms of less than twelve months across all asset classes, the portfolio approach to determine discount rates, the election to not separate non-lease components from lease components and to not apply the use of hindsight to the existing lease population.

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

Standards Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this pronouncement will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Specifically, this new guidance requires using a forward looking, expected loss model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This will replace the currently used model and may result in an earlier recognition of allowance for losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with a modified-retrospective approach to be used for implementation. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

3.   Inventories

Inventories consist of the following:

	June 30,	December 31,
	2019	2018
Raw materials	$1,733	$1,925
Work-in-progress	3,767	3,582
Finished goods	104,560	94,330
	$110,060	$99,837

4.   Property and Equipment, net

Property and equipment consists of the following:

	June 30,	December 31,
	2019	2018
Land	$3,756	$3,614
Buildings and improvements	20,943	20,803
Machinery and equipment	51,182	47,606
Finance lease right-of-use asset	26,219	25,165
Rental equipment	142,890	124,002
Furniture and fixtures	1,707	1,623
Computers and software	3,263	3,094
Gross property and equipment	249,960	225,907
Less: Accumulated depreciation	(109,167)	(96,412)
Net property and equipment	140,793	129,495
Construction in progress	15,195	12,559
Total property and equipment, net	$155,988	$142,054

5.   Long-term Debt

We had no long-term debt outstanding as of June 30, 2019 and December 31, 2018.

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

The ABL Credit Facility matures on August 21, 2023. The maximum amount that Cactus LLC may borrow under the ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments. At June  30, 2019, in accordance with the terms of our borrowing base, we had access to the full $75.0 million revolving credit facility capacity.

The ABL Credit Facility replaced Cactus LLC’s prior credit agreement, dated as of July 31, 2014 (the “Prior Credit Agreement”). The Prior Credit Agreement was repaid in full in February 2018 with the net proceeds of our IPO and was terminated concurrently with the effectiveness of, and as a condition of entering into, the ABL Credit Facility. No loans or letters of credit under the Prior Credit Agreement were outstanding at the time of, or were repaid in connection with, such termination.

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

At June 30, 2019 and December 31, 2018,  although there were no borrowings outstanding under the ABL Credit Facility, the applicable margin on our Eurodollar borrowings was 1.5% plus an adjusted base rate of one or three month LIBOR.

As of June 30, 2019 and December 31, 2018, we were in compliance with all covenants under the ABL Credit Facility.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts with customers contain a single performance obligation to provide agreed-upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. We do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

All of our contracts are less than one year in duration. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into three revenue categories: (i) product revenues, (ii) rental revenues and (iii) field service and other revenues. Approximately 99% of our revenues are from the United States. For the six months ended June 30, 2019, we derived 55% of total revenues from the sale of our products, 24% of total revenues from rental and 21% of total revenues from field service and other. This compares to 52% of total revenues from the sale of our products, 25% of total revenues from rental and 23% of total revenues from field service and other for the six months ended June 30, 2018. The following table presents our revenues disaggregated by category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product revenue	$94,494	$73,281	$181,134	$132,207
Rental revenue	39,576	34,944	78,073	64,089
Field service and other revenue	34,423	30,318	68,161	57,357
Total revenue	$168,493	$138,543	$327,368	$253,653

Contract Balances

The timing of our performance can differ from the timing of invoicing and our customers’ payments, which can result in the recording of unbilled revenue within accounts receivable, net, and deferred revenue within accrued expenses and other current liabilities. Balances related to contracts with customers consisted of the following:

	June 30,	December 31,
	2019	2018
Unbilled revenue	$18,385	$26,804
Deferred revenue	1,763	1,110

Contract Costs

We do not incur any material costs of obtaining contracts.

7.   Leases

We have operating and finance leases for real estate, apartments, forklifts, vehicles and trucks, and other equipment under non-cancellable agreements whose initial terms typically range from two to 10 years, including reasonably certain renewal options. We determine if these contracts are or contain a lease at inception and review the facts and circumstances of the arrangement to classify the leased asset as operating or finance. To assess whether a contract is or contains a lease, we consider whether (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) whether we obtain substantially all the economic benefits from the use of that underlying asset and direct how and for what purpose the asset is used during the term of the contract.

The portion of active leases within our portfolio classified as operating leases are included in operating lease right-of-use assets and current and long-term operating lease liabilities on our consolidated balance sheet. The finance lease right-of-use assets portion of the active lease agreements are included in property and equipment and current and long-term finance lease obligations on our consolidated balance sheets. The ROU assets represent our right to use the underlying asset for the lease term and lease liabilities represent our obligation to make minimum lease payments arising from the lease for the duration of the lease term.

Certain of our leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or greater. The exercise of lease renewal options is typically at our discretion. Additionally, many leases contain early termination clauses, however, in our active lease agreements, early termination typically requires the concurrence of both parties to the lease. The measurement of the lease term includes options to extend or renew the lease when it is reasonably certain that we will exercise that option. We do not have leases that include options to purchase leased property or that provide for the automatic transfer of ownership of leased property to us, residual value guarantees, or the incurrence by us of other restrictions or covenants.

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

The following are the components of operating and finance lease costs:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$1,895	$3,776
Interest expense	225	428
Operating lease cost	1,944	3,809
Short-term lease cost	161	336
Variable lease cost	136	263
Sublease income	(119)	(218)
Total lease cost	$4,242	$8,394

The following is supplemental cash flow information for our operating and finance leases:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$428
Operating cash flows from operating leases	3,351
Financing cash flows from finance leases	3,723
Total	$7,502

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	2,174
Finance leases	2,359
Total	$4,533

The following is the aggregate future lease payments for operating and finance leases as of June 30, 2019:

	Operating	Finance
2019 (remaining)	$3,928	$4,491
2020	6,880	7,351
2021	4,444	3,253
2022	3,313	583
2023	2,349	-
Thereafter	7,064	-
Total undiscounted lease payments	27,978	15,678
Less: imputed interest	3,362	1,421
Present value of lease payments	$24,616	$14,257

The following represents the aggregate future lease payments for operating leases under ASC 840 as of December 31, 2018:

Operating
2019	$6,638
2020	4,618
2021	3,487
2022	2,195
2023	1,426
Thereafter	3,339
$21,703

The following represents the average lease terms and discount rates for our operating and finance lease portfolio as of June 30, 2019:

	June 30, 2019
Weighted average remaining lease term:
Finance leases	1.89	years
Operating leases	5.66	years

Weighted average discount rate
Finance leases	11.89%
Operating leases	4.47%

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

8.   Tax Receivable Agreement

As discussed in Note 1, pursuant to the Cactus LLC Agreement, each TRA Holder has, subject to certain limitations, their Redemption Right. Alternatively, upon the exercise of the Redemption Right, Cactus Inc. will have its Call Right.

Cactus LLC has made for itself (and for each of its direct or indirect subsidiaries that is treated as a partnership for U.S. federal income tax purposes and that it controls) an election under Section 754 of the Internal Revenue Code (the “Code”) that became effective in 2018 and for each taxable year in which a redemption of CW Units pursuant to the Redemption Right or the Call Right occurs. Pursuant to the Section 754 election, redemptions of CW Units pursuant to the Redemption Right or the Call Right are expected to result in adjustments to the tax basis of the tangible and intangible assets of Cactus LLC. These adjustments will be allocated to Cactus Inc. In addition, the repayment of borrowings outstanding under the Cactus LLC term loan facility in connection with our IPO resulted in adjustments to the tax basis of the tangible and intangible assets of Cactus LLC, a portion of which will be allocated to Cactus Inc. following its acquisition or deemed acquisition of CW Units from the CW Unit Holders. Such adjustments to the tax basis of the tangible and intangible assets of Cactus LLC would not have been available to Cactus Inc. absent its acquisition or deemed acquisition of CW Units pursuant to the exercise of the Redemption Right or the Call Right.

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

The payment obligations under the TRA are Cactus Inc.’s obligations and not obligations of Cactus LLC, and we expect that the payments we will be required to make under the TRA will be substantial. We have determined that it is more likely than not that actual cash tax savings will be realized by Cactus Inc. from the tax benefits resulting from the CW Unit redemptions pursuant to the Redemption Right or the Call Right. Accordingly, the TRA is expected to result in future payments, and we have recorded a total liability from the TRA of $230.6 million included in the current portion and long-term portion of the liability related to tax receivable agreement in the consolidated balance sheet as of June 30, 2019. Future redemptions of CW Units will create additional liability and follow the same accounting procedures. Estimating the amount and timing of payments that may become due under the TRA is by its nature imprecise and the assumptions used in the estimate can change.

For purposes of the TRA, net cash savings in tax generally will be calculated by comparing Cactus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) to the amount it would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRA. The amounts payable, as well as the timing of any payments under the TRA, are dependent upon significant future events and assumptions, including the timing and number of redemptions of CW Units, the price of our Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming unit holder’s tax basis in its CW Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future and the U.S. federal, state and local income tax rate then applicable, and the portion of Cactus Inc.’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis.

A delay in the timing of redemptions of CW Units, holding other assumptions constant, would be expected to decrease the discounted present value of the amounts payable under the TRA as the benefit of the depreciation and amortization deductions would be delayed and the estimated increase in tax basis could be reduced as a result of allocations of Cactus LLC taxable income to the redeeming unit holder prior to the redemption. Stock price increases or decreases at the time of each redemption of CW Units would be expected to result in a corresponding increase or decrease to the benefits subject to the TRA of approximately 125% of the tax-effected change in price and to the undiscounted amounts payable under the TRA in an amount approximately equal to 106% of the tax-effected change in price. The amounts payable under the TRA are dependent upon Cactus Inc. having sufficient future taxable income to utilize the tax benefits on which it is required to make payments under the TRA. If Cactus Inc.’s projected taxable income is significantly reduced, the expected payments would be reduced to the extent such tax benefits do not result in a reduction of Cactus Inc.’s future income tax liabilities.

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

We will recognize subsequent changes to the measurement of the liability from the TRA in the income statement as a component of income before taxes. In the case of any changes to any valuation allowance associated with the underlying tax asset, given the link between the tax savings generated and the recognition of the liability from the TRA (i.e., the latter is based on 85% of the former), and the explicit guidance in ASC 740-20-45-11(g) which requires that subsequent changes in a valuation allowance established against deferred tax assets that arose due to change in tax basis as a result of a transaction among or with shareholders to be recorded in the income statement as opposed to equity, we believe recording of the corollary adjustment to the liability from the TRA in the income statement is appropriate.

The term of the TRA commenced upon completion of our IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we exercise our right to terminate the TRA. In the event that the TRA is not terminated, the payments under the TRA are anticipated to commence in 2019 and to continue for approximately 20 years after the date of the last redemption of CW Units. Accordingly, it is expected that payments will continue to be made under the TRA for more than 25 years. If we elect to terminate the TRA early (or it is terminated early due to certain mergers, asset sales, other forms of business combinations or other changes of control), our obligations under the TRA would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the TRA (determined by applying a discount rate of one-year LIBOR plus 150 basis points) and such payment is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the TRA, including the assumptions that (i) we have sufficient taxable income to fully utilize the tax benefits covered by the TRA and (ii) any CW Units (other than those held by Cactus Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates.

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

Liability Related to Tax Receivable Agreement

The table below presents our contractual obligations for payments of the liability related to the TRA for periods subsequent to June 30, 2019. This table does not include potential pro-rata distributions to non-controlling interest members if Cactus LLC is required to make distributions to Cactus Inc. in an amount sufficient to cover its obligations under the TRA.

Liability related to TRA
Remainder of 2019	$9,574
2020	14,424
2021	12,186
2022	12,423
2023	12,690
Thereafter	169,320
$230,617

9.   Income Taxes

Cactus Inc. is a corporation and is subject to U.S. federal and state income taxes related to its ownership percentage in Cactus LLC.

Cactus LLC is a limited liability company treated as a partnership for U.S. federal and state income tax purposes and files a U.S. Return of Partnership Income, which includes both our U.S. and foreign operations. Consequently, the members of Cactus LLC are taxed individually on their share of earnings for U.S. federal and state income tax purposes. Additionally, our operations in both Australia and China are subject to local country income taxes.

For the three months ended June 30, 2019 and 2018, we recorded income tax expense of $10.8 million (20.9% effective tax rate) and $4.7 million (10.2% effective tax rate), respectively. Tax expense for the three months ended June 30, 2019 includes $4.0 million related to the establishment of additional valuation allowance as discussed below. For the six months ended June 30, 2019, we recorded tax expense of $9.8 million (9.9% effective tax rate), which includes a cumulative $4.2 million release of our valuation allowance as discussed below. This is compared to income tax expense of $6.3 million (8.5% effective tax rate) for the six months ended June 30, 2018. In addition to the partial release of our valuation allowance, our effective tax rate is lower than the statutory federal rate of 21% primarily due to the fact that Cactus Inc. is only subject to federal and state income tax on its share of income of Cactus LLC. Income relating to non-controlling interest is not subject to U.S. federal or state income tax.

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions meeting the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. We do not have any uncertain tax positions as of June 30, 2019.

We recognize deferred tax assets to the extent we believe these assets are more-likely-than-not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.

Based upon our cumulative earnings history and forecasted future sources of taxable income, we believe that we will be able to realize the majority of our U.S. deferred tax assets in the future. We do not expect to realize the portion of our deferred tax asset for our investment in Cactus LLC that may only be realizable through the sale or liquidation of the investment and our ability to generate sufficient capital gains. During the second quarter of 2019, we revised our estimation of the valuation allowance against this deferred tax asset and recorded tax expense of $4.0 million to establish additional valuation allowance. As of June 30, 2019, we have a valuation allowance of $23.4 million against this deferred tax asset. For the six months ended June 30, 2019, as a result of the March 2019 Secondary Offering and redemptions of CW Units, we have released $4.2 million of our valuation allowance and recorded a tax benefit of $4.2 million related to the realizable portion of the deferred tax asset.

10.   Related Party Transactions

From time to time, we rent a plane under dry-lease from a company owned by a member of Cactus LLC. These transactions are under short-term rental arrangements. During the three months ended June 30, 2019 and 2018, expense recognized in connection with these rentals totaled less than $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2019 and 2018, expense recognized in connection with these rentals totaled $0.1 million for the respective periods.  As of both June 30, 2019 and December 31, 2018, Cactus LLC owed less than $0.1 million to the related party which is included in accounts payable in the consolidated balance sheets.

We are also party to a TRA with certain direct and indirect holders of CW Units, including certain of our officers, directors and employees. These TRA Holders have the right in the future to receive 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. The total TRA liability as of June 30, 2019 was $230.6 million. The estimated annual amounts and timing of this liability is presented in Note 8.

Distributions made by Cactus LLC are generally required to be made pro-rata among all of its members. During the six months ended June 30, 2019, Cactus LLC distributed $5.8 million to Cactus Inc. to fund a portion of its expected 2019 TRA liability payments and made pro-rata distributions to its other members totaling $3.8 million. For the six months ended June 30, 2018, Cactus LLC made a $2.3 million distribution to Cactus Inc. to fund its quarterly estimated tax payments to the IRS. Accordingly, Cactus LLC made a pro rata distribution of $4.3 million to its other members. These distributions were funded by cash flow generated from operating activities.  Prior to our IPO, Cactus LLC made a cash distribution of $26.0 million to pre-IPO owners on January 25, 2018. The purpose of the distribution was primarily to provide funds to these owners to pay their federal and state tax liabilities associated with taxable income recognized by them for periods prior to the completion of our IPO as a result of their ownership interests in Cactus LLC.

11.   Commitments and Contingencies

Legal Contingencies

We are involved in various disputes arising in the ordinary course of business. Management does not believe the outcome of these disputes will have a material adverse effect on our consolidated financial position or consolidated results of operations.

12.   Employee Benefit Plans

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

Similar benefit plans exist for employees of our foreign subsidiaries. During the three months ended June 30, 2019 and 2018, employer matching contributions totaled $0.6 million and $0.9 million, respectively. For both the six months ended June 30, 2019 and 2018 employer matching contributions totaled $1.7 million.  During the three months ended June 30, 2019, we made a non-elective contribution of $0.1 million under the Plan.

13.   Stock-based Compensation

Long-term Incentive Plan

Prior to the completion of our IPO, we adopted a long-term incentive plan (“LTIP”) to incentivize individuals providing services to us or our affiliates. The LTIP provides for the grant, from time to time, at the discretion of our compensation committee of our board of directors, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards and performance awards. Any individual who is our officer or employee or an officer or employee of any of our affiliates, and any other person who provides services to us or our affiliates, including members of our board of directors, will be eligible to receive awards under the LTIP at the discretion of our board of directors.

Restricted Stock Units

Restricted stock units (“RSU’s”) granted pursuant to the LTIP are expected to be settled in shares of our Class A common stock if they vest.

The following table is a summary of restricted stock unit activity:

	Six Months Ended June 30, 2019
	No. of RSU's	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested as of December 31, 2018	782	$19.84
Granted	204	$37.37
Vested	(269)	$19.23
Nonvested as of June 30, 2019	717	$25.07

Stock-based Compensation

We measure the cost of equity-based awards based on the grant date fair value, and we allocate the compensation expense over the corresponding service period, which is usually the vesting period, using the straight-line method. All grant date fair values are expensed immediately for awards that are fully vested as of the grant date.

During the three and six months ended June 30, 2019 we recorded $1.9 million and $3.6 million, respectively, of stock-based compensation expense. During the three and six months ended June 30, 2018, we recorded $1.3 million and $2.1 million, respectively, of stock-based compensation expense.  Stock-based compensation expense is primarily recorded in selling, general and administrative expenses. There was approximately $14.9 million of unrecognized compensation expense relating to the unvested RSU’s as of June 30, 2019. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 2.3 years.

14.   Earnings per Share

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

We use the “if-converted” method to determine the potential dilutive effect of outstanding CW Units (and corresponding shares of outstanding Class B common stock), and the treasury stock method to determine the potential dilutive effect of unvested restricted stock units assuming that the proceeds will be used to purchase shares of Class A common stock.

There were no shares of Class A common stock or Class B common stock outstanding prior to February 12, 2018, therefore no earnings per share information has been presented for any period prior to that date.

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Cactus Inc.—basic	$21,408	$12,334	$48,215	$16,087
Net income attributable to non-controlling interest (1)	—	—	32,204	—
Net income attributable to Cactus Inc.—diluted (1)	$21,408	$12,334	$80,419	$16,087
Denominator:
Weighted average Class A shares outstanding—basic	46,881	26,450	42,819	26,450
Effect of dilutive shares (2)	264	329	32,507	284
Weighted average Class A shares outstanding—diluted (2)	47,145	26,779	75,326	26,734

Earnings per Class A share—basic	$0.46	$0.47	$1.13	$0.61
Earnings per Class A share—diluted (1) (2)	$0.45	$0.46	$1.07	$0.60

(1)

Under the if-converted method for the six months ended June 30, 2019, the numerator is adjusted in the calculation of diluted earnings per share to include $42.4 million of additional pre-tax income attributable to non-controlling interest adjusted for a corporate effective tax rate of 24%.

(2)

Diluted earnings per share for the three months ended June 30, 2019 excludes 28.2 million shares of Class B common stock as the effect would be anti-dilutive. Diluted earnings per share for the six months ended June 30, 2019 includes 32.2 million shares of Class B common stock assuming conversion, plus the dilutive effect of 0.3 million shares of restricted stock unit awards. Diluted earnings per share for both the three and six months ended June 30, 2018 excludes 48.4 million shares of Class B common stock as the effect would be anti-dilutive.

15.   Supplemental Cash Flow Information

Non-cash investing and financing activities were as follows:

	Six Months Ended June 30,
	2019	2018
Property and equipment acquired under capital lease	$2,359	$5,860
Property and equipment in payables	3,943	3,500

See Note 7 for non-cash operating activities relating to operating leases.

In conjunction with our IPO, we issued and contributed shares of Class B common stock to owners of CW Units equal to the number of outstanding CW Units held by such owners. The Class B common stock has no economic interest and does not share in cash dividends or liquidation rights.

During the three and six months ended June 30, 2019, we issued 0.7 million shares and 9.2 million shares, respectively, of Class A common stock for no proceeds pursuant to redemptions of CW Units by holders thereof.

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

In the six months ended June 30, 2019, we derived 55% of total revenues from the sale of our products, 24% of total revenues from rental and 21% of total revenues from field service and other. In the six months ended June 30, 2018, we derived 52% of total revenues from the sale of our products, 25% of total revenues from rental and 23% of total revenues from field service and other. We have predominantly domestic operations, with 99% of our total sales for both the six months ended June 30, 2019 and 2018 earned from U.S. operations.

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

Oil supply markets tightened in 2017 and through the third quarter of 2018, driving 2018 average West Texas Intermediate (“WTI”) crude oil prices higher. However, during the fourth quarter of 2018, crude oil prices declined following concerns over slowing worldwide demand and the granting of waivers to several purchasers of Iranian oil. In response, many of the larger publicly traded exploration and production (“E&P”) companies announced plans to reduce their capital budgets year-over-year for 2019.  Through July 2019, the U.S. onshore rig count has trended down, leading to some expectations that U.S. onshore drilling and completion activity could be lower during the second half of the year. Given relatively strong activity levels in the first half of 2019, there is also some concern that E&P operators will reduce spending levels during the latter part of 2019 in order to meet full year budgets.

For the six months ended June 30, 2019, the weekly average U.S. onshore rig count as reported by Baker Hughes was 992 rigs. The weekly average U.S. onshore rig counts for the full year 2018 and 2017 were 1,011 rigs and 853 rigs, respectively. The U.S. onshore rig count as of June 30, 2019 was 938, below the year-to-date average of 992. To the extent the rig count remains at levels below the year-to-date 2019 average, there may be reduced demand for our products and services. Given the recent volatility in crude oil prices and pressure on our customers from the investment community to limit capital spending, it is generally expected that drilling activity will be down during the second half of 2019.

The key market factors impacting our product sales are the number of wells drilled and placed on production, as each well requires an individual wellhead assembly, and after completion, the installation of an associated production tree. We measure our product sales activity levels versus our competitors by the number of rigs that we are supporting on a monthly basis, as it is correlated to wells drilled. While numerous factors may lead to differing revenues per rig, we are able to broadly forecast our product needs and anticipated revenue levels based on general trends in a given region and with specific customers. Increases in horizontal wells drilled as a percentage of total wells drilled, the shift towards pad drilling, and an increase in the number of wells drilled per rig are all favorable trends that we believe enhance the demand for our products relative to the active rig count.

Our rental revenues are primarily dependent on the number of wells completed (i.e., hydraulically fractured), the number of wells on a well pad and the number of fracture stages per well. Well completion activity generally follows the level of drilling activity. However, in recent months a reduction in the number of drilled but uncompleted wells (“DUCs”), may have led to stronger completion activity relative to drilling activity from U.S. E&P companies. We do not currently believe there will be a large divergence between the number of wells drilled versus the number of wells completed during the second half of 2019.

Service and other revenues are closely correlated to revenues from product sales and rentals, as items sold or rented almost always have an associated service component. Therefore, the market factors and trends of product sales and rental revenues similarly impact the associated levels of service and other revenues generated.

Recent Developments

On May 10, 2019, the U.S. Trade Representative (‘‘USTR’’) announced that it was increasing the level of tariffs on approximately $200 billion worth of Chinese imports under Section 301 of the Trade Act of 1974 (“Section 301”). The tariff rate on covered products that were exported on or after May 10, 2019 was raised from 10 percent to 25 percent. Covered products that were exported from China to the United States prior to May 10, 2019 remained subject to an additional 10 percent tariff if they entered the U.S. before June 15, 2019.

Substantially all of the products that we import through our Chinese supply chain are subject to the tariffs. In the six months ended June 30, 2019, we estimate that approximately 50% of our inventory received was sourced through our Chinese supply chain.

We believe the increase in the tariff rate to 25% may adversely affect our business, but a combination of factors may mitigate some of the impact of the anticipated increase in the tariff rate to 25% on our results of operations. These include, among other things, use of product received prior to the introduction of tariffs, our negotiations with suppliers and favorable currency exchange expectations.

Emerging Growth Company status

Cactus is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. Based on the market value of our Class A common stock that was held by non-affiliates as of June 30, 2019, we will become a large accelerated filer for the year ended December 31, 2019 and we will no longer be considered an emerging growth company.

Consolidated Results of Operations

Three Months Ended June  30, 2019 Compared to Three Months Ended June  30, 2018

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$94,494	$73,281	$21,213	28.9%
Rental revenue	39,576	34,944	4,632	13.3
Field service and other revenue	34,423	30,318	4,105	13.5
Total revenues	168,493	138,543	29,950	21.6
Costs and expenses
Cost of product revenue	57,517	45,015	12,502	27.8
Cost of rental revenue	19,450	13,952	5,498	39.4
Cost of field service and other revenue	26,824	23,238	3,586	15.4
Selling, general and administrative expenses	13,252	9,851	3,401	34.5
Total costs and expenses	117,043	92,056	24,987	27.1
Income from operations	51,450	46,487	4,963	10.7

Interest income (expense), net	93	(248)	341	nm
Income before income taxes	51,543	46,239	5,304	11.5
Income tax expense	10,793	4,697	6,096	129.8
Net income	$40,750	$41,542	$(792)	(1.9)%
nm = not meaningful

Revenues

Product revenue for the three months ended June 30, 2019 was $94.5 million, an increase of $21.2 million, or 29%, from $73.3 million for the three months ended June 30, 2018. The increase was primarily attributable to increased sales of wellhead and production related equipment due to our increased market share and greater drilling efficiencies from customers.

Rental revenue for the three months ended June 30, 2019 was $39.6 million, an increase of $4.6 million, or 13%, from $34.9 million for the three months ended June 30, 2018. The increase was primarily attributable to increased investment in our rental fleet that enabled us to take advantage of greater completion activity from customers.

Field service and other revenue for the three months ended June 30, 2019 was $34.4 million, an increase of $4.1  million, or 14%, from $30.3 million for the three months ended June 30, 2018. The increase was primarily attributable to the higher demand for these services following the increase in our product and rental revenue, as field service is closely correlated with these activities.

Costs and expenses

Cost of product revenue for the three months ended June 30,  2019 was $57.5 million, an increase of $12.5 million, or 28%, from $45.0 million for the three months ended June 30, 2018. The increase was largely attributable to an increase in product sales volume driven by higher demand for our products and tariff costs.

Cost of rental revenue for the three months ended June 30, 2019 was $19.5 million, an increase of $5.5 million, or 39%, from $14.0 million for the three months ended June 30, 2018. The increase was largely attributable to higher depreciation expense on a larger rental fleet and an increase in costs associated with the deployment of assets into the field including increased repair costs associated with a larger and more active rental fleet.

Cost of field service and other revenue for the three months ended June 30, 2019 was $26.8 million, an increase of $3.6 million, or 15%, from $23.2 million for the three months ended June 30, 2018. The increase was largely attributable to higher payroll costs due to additional field personnel and higher volume driven operating costs.

Selling, general and administrative expense for the three months ended June 30, 2019 was $13.3 million, an increase of $3.4 million, or 35%, from $9.9 million for the three months ended June 30, 2018. The increase was largely attributable to higher payroll and incentive compensation costs associated with our overall growth as well as higher stock-based compensation expense related to equity awards and other costs associated with being a public company.

Interest income (expense), net. Interest income, net for the three months ended June 30, 2019 was less than $0.1 million, compared to interest expense, net of $0.2 million for the three months ended June 30, 2018. The change is primarily due to higher interest income on increased short-term investments in interest bearing accounts and money market funds.

Income tax expense. Cactus Inc. is subject to U.S. federal and state income taxes on its share of income of Cactus LLC. Our operations prior to our IPO were not subject to U.S. federal income tax at an entity level. Income tax expense for the three months ended June 30, 2019 was $10.8 million (20.9% effective tax rate) compared to income tax expense of $4.7  million (10.2% effective tax rate) for the three months ended June 30, 2018. The second quarter of 2019 includes additional tax expense of $4.0 million related to a valuation allowance increase. Our effective tax rate is lower than the federal statutory rate of 21%, as Cactus Inc. is only subject to U.S. federal and state income tax on its share of income of Cactus LLC. As of June 30, 2019, Cactus Inc. owned 62.7% of Cactus LLC compared to 35.3% as of June 30, 2018.

Six Months Ended June  30, 2019 Compared to Six Months Ended June  30, 2018

The following table presents summary consolidated operating results for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$181,134	$132,207	$48,927	37.0%
Rental revenue	78,073	64,089	13,984	21.8
Field service and other revenue	68,161	57,357	10,804	18.8
Total revenues	327,368	253,653	73,715	29.1
Costs and expenses
Cost of product revenue	110,535	82,081	28,454	34.7
Cost of rental revenue	37,241	26,128	11,113	42.5
Cost of field service and other revenue	53,730	44,775	8,955	20.0
Selling, general and administrative expenses	25,920	18,965	6,955	36.7
Total costs and expenses	227,426	171,949	55,477	32.3
Income from operations	99,942	81,704	18,238	22.3

Interest income (expense), net	116	(3,100)	3,216	nm
Other income (expense), net	(1,042)	(4,305)	3,263	75.8
Income before income taxes	99,016	74,299	24,717	33.3
Income tax expense	9,820	6,349	3,471	54.7
Net income	$89,196	$67,950	$21,246	31.3%
nm = not meaningful

Revenues

Product revenue for the six months ended June 30, 2019 was $181.1 million, an increase of $48.9 million, or 37%, from $132.2 million for the six months ended June 30, 2018. The increase was primarily attributable to increased sales of wellhead and production related equipment due to our increased market share measured by the number of rigs followed by Cactus and greater efficiencies from customers. The term “rigs followed” represents the approximate number of active U.S. onshore drilling rigs to which we were the primary provider of wellhead products and corresponding services during drilling.

Rental revenue for the six months ended June 30, 2019 was $78.1 million, an increase of $14.0 million, or 22%, from $64.1 million for the six months ended June 30, 2018. The increase was primarily attributable to increased investment in our rental fleet that enabled us to take advantage of greater completion activity from customers.

Field service and other revenue for the six months ended June 30, 2019 was $68.2 million, an increase of $10.8  million, or 19%, from $57.4 million for the six months ended June 30, 2018. The increase was primarily attributable to the higher demand for these services following the increase in our product and rental revenue, as field service is closely correlated with these activities.

Costs and expenses

Cost of product revenue for the six months ended June 30,  2019 was $110.5 million, an increase of $28.5 million, or 35%, from $82.1 million for the six months ended June 30, 2018. The increase was largely attributable to an increase in product sales volume driven by higher demand for our products and tariff costs.

Cost of rental revenue for the six months ended June 30, 2019 was $37.2 million, an increase of $11.1 million, or 43%, from $26.1 million for the six months ended June 30, 2018. The increase was largely attributable to higher depreciation expense on a larger rental fleet and an increase in costs associated with the deployment of assets into the field including increased repair costs associated with a larger and more active rental fleet.

Cost of field service and other revenue for the six months ended June 30, 2019 was $53.7 million, an increase of $9.0 million, or 20%, from $44.8 million for the six months ended June 30, 2018. The increase was largely attributable to higher payroll costs due to additional field personnel and higher volume driven operating costs.

Selling, general and administrative expense for the six months ended June 30, 2019 was $25.9 million, an increase of $7.0 million, or 37%, from $19.0 million for the six months ended June 30, 2018. The increase was largely attributable to higher payroll and incentive compensation costs associated with our overall growth as well as higher stock-based compensation expense related to equity awards and other costs associated with being a public company.

Interest income (expense), net. Interest income, net for the six months ended June 30, 2019 was $0.1 million, compared to interest expense, net of $3.1 million for the six months ended June 30, 2018. The change is primarily due to the repayment of our previous term loan in mid-February 2018 in conjunction with our IPO.

Other income (expense), net. Other expense, net for the six months ended June 30, 2019 of $1.0 million relates to offering expenses associated with the secondary offering of our Class A common stock in March 2019 by certain selling stockholders. This compares to a $4.3 million loss on early extinguishment of debt for the six months ended June 30, 2018, recorded in conjunction with the repayment of our previous term loan with a portion of the net proceeds from our IPO. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further details of the March 2019 Secondary Offering.

Income tax expense. Cactus Inc. is subject to U.S. federal and state income taxes on its share of income of Cactus LLC. Our operations prior to our IPO were not subject to U.S. federal income tax at an entity level. Income tax expense for the six months ended June 30, 2019 was $9.8 million (9.9% effective tax rate) compared to income tax expense of $6.3 million (8.5% effective tax rate) for the six months ended June 30, 2018. The overall tax expense recorded during the six months ended June 30, 2019 is net of a $4.2 million tax benefit related to the release of our valuation allowance in conjunction with the redemptions of CW Units and the March 2019 Secondary Offering as a portion of our deferred tax asset for our investment in Cactus LLC became realizable. In addition to the partial release of our valuation allowance, our effective tax rate is lower than the federal statutory rate of 21% as Cactus Inc. is only subject to U.S. federal and state income tax on its share of income of Cactus LLC. As of June  30, 2019, Cactus Inc. owned 62.7% of Cactus LLC compared to 35.3% as of June 30, 2018.

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

At June 30, 2019 and December 31, 2018, we had $131.1 million and $70.8 million, respectively, of cash and cash equivalents. At June  30, 2019, we had no borrowings outstanding under our ABL Credit Facility and we had $75.0 million of available borrowing capacity. See Note 5 of the Notes to Condensed Consolidated Financial Statements. We were in compliance with the covenants of the ABL Credit Facility as of June 30, 2019.

We expect that our primary sources of liquidity and capital resources will be cash flows generated by operating activities and borrowings under our ABL Credit Facility. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed.

We currently estimate our net capital expenditures for the year ending December 31, 2019 will range from $50 million to $60 million, excluding acquisitions, mostly related to rental fleet investments. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, available capacity in existing locations, prevailing economic conditions, market conditions in the E&P industry, customers’ forecasts, demand and volatility and company initiatives.

We believe that our existing cash on hand, cash generated from operations and available borrowings under our ABL Credit Facility will be sufficient to meet working capital requirements, anticipated capital expenditures, expected cash distributions to holders of CW Units, expected TRA liability payments and anticipated tax liabilities for at least the next 12 months.

Cash Flows

Six Months Ended June  30, 2019 Compared to Six Months Ended June  30, 2018

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$98,318	$80,705
Net cash used in investing activities	(28,749)	(31,348)
Net cash used in financing activities	(9,087)	(28,396)

Net cash provided by operating activities was $98.3 million and $80.7 million for the six months ended June 30, 2019 and 2018, respectively. The primary reasons for the change were the $21.2 million increase in net income and $5.3 million increase in non-cash items offset by a $9.0 million increase in net working capital use due to the increase in business activity during the first half of 2019.

Net cash used in investing activities was $28.7 million and $31.3 million for the six months ended June 30, 2019 and 2018, respectively. The primary reasons for the decrease was slightly lower capital expenditures during the six months ended June 30, 2019, in addition to higher proceeds primarily from the sale of certain rental equipment and vehicles.

Net cash used in financing activities of $9.1 million for the six months ended June 30, 2019 consists of $1.5 million used to repurchase stock, $3.8 million in Cactus LLC member distributions and $3.7 million related to the principal payments on our finance leases. Net cash used in financing activities of $28.4 million for the six months ended June 30,

2018 was primarily related to the receipt of $469.6 million of net proceeds from our IPO, offset by (i) a $248.5 million repayment of the borrowings outstanding under our previous term loan and (ii) $216.4 million in redemptions of CW Units from certain direct and indirect owners of Cactus LLC in connection with our IPO. We also paid $4.3 million in Cactus LLC distributions. Additionally, we made a $26.0 million distribution to owners prior to our IPO to provide funds to pay their federal and state liabilities associated with taxable income recognized by them in the period prior to the completion of our IPO as a result of their ownership in Cactus LLC.

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

Assuming no material changes in the relevant tax law, we expect that if the TRA were terminated as of June 30, 2019, the estimated termination payments, based on the assumptions discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements, would be approximately $347 million, calculated using a discount rate equal to one-year LIBOR plus 150 basis points, applied against an undiscounted liability of $471 million. A 10% increase in the price of our Class A common stock at June  30, 2019 would have increased the discounted liability by $16 million to $363 million (an undiscounted increase of $23 million to $494 million), and likewise, a 10% decrease in the price of our Class A common stock at June 30, 2019 would have decreased the discounted liability by $17 million to $330 million (an undiscounted decrease of $23 million to $448 million).

Contractual Obligations

A summary of our contractual obligations as of June 30, 2019 is provided in the following table:

	Payments Due by Period For the Year Ending December 31,
	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Operating lease liabilities (1)	$3,410	$6,068	$3,855	$2,878	$2,024	$6,381	$24,616
Finance lease obligations (2)	4,038	6,655	3,014	550	—	—	14,257
Liability related to TRA (3)	9,574	14,424	12,186	12,423	12,690	169,320	230,617
Total	$17,022	$27,147	$19,055	$15,851	$14,714	$175,701	$269,490

(1)	Operating lease obligations relate to real estate and equipment.
(2)	Finance lease obligations relate to vehicles used in our business.
(3)	Represents obligations of Cactus Inc. to make payments under the TRA. The amount and timing of payments is subject to change.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June  30, 2019 due to a previously disclosed material weakness in internal control over financial reporting. This material weakness was identified and discussed in “Part II – Item 9A - Controls and Procedures” of our 2018 Annual Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following sets forth information with respect to our repurchase of Class A common stock during the three months ended June 30, 2019 (in whole shares).

Period	Total number of shares purchased (1)	Average price paid per share (2)
April 1-30, 2019	200	$35.60
May 1-31, 2019	-	$-
June 1-30, 2019	1,032	$32.55
Total	1,232	$33.05
(1)	Consists of shares of Class A common stock repurchased from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period.
(2)	Average price paid for Class A common stock purchased from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period.

Item 6.   Exhibits.

The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report.

Exhibit No.	Description
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

Cactus, Inc.

August 1, 2019	By :	/s/ Scott Bender
Date		Scott Bender
President, Chief Executive Officer and Director (Principal Executive Officer)

August 1, 2019	By :	/s/ Stephen Tadlock
Date		Stephen Tadlock
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)