Form 10-Q
period 2019-09-30
Cactus, Inc.
filed 2019-10-31
CIK 1699136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 30, 2019, the registrant had 47,101,875 shares of Class A common stock, $0.01 par value per share, and 28,014,923 shares of Class B common stock, $0.01 par value per share, outstanding.

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

Forward‑looking statements may include statements about:

•	demand for our products and services, which is affected by, among other things, changes in the price of crude oil and natural gas in domestic and international markets;
•	the level of growth in number of rigs, pad sizes, well spacings and associated well count and availability of takeaway capacity;
•	capital spending discipline practiced by customers;
•	changes in the number of drilled but uncompleted wells (“DUCs”) and the level of well completion activity;
•	the size and timing of orders;
•	availability of raw materials;
•	transportation differentials associated with reduced capacity in and out of the storage hub in Cushing, Oklahoma;
•	expectations regarding raw materials, overhead and operating costs and margins;
•	availability of skilled and qualified workers;
•	potential liabilities such as warranty and product liability claims arising out of the installation, use or misuse of our products;
•	the possibility of cancellation of orders;
•	our business strategy;
•	our financial strategy, operating cash flows, liquidity and capital required for our business;
•	our future revenue, income and operating performance;
•	our ability to pay dividends;
•	the termination of relationships with major customers or suppliers;
•	laws and regulations, including environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;
•	disruptions in the political, regulatory, economic and social conditions domestically or internationally;
•

increases in import tariffs assessed on products from China and imported raw materials used in the manufacture of our goods in the United States which could negatively impact margins and our working capital;

i

•

the significance of future liabilities under the tax receivable agreement we entered into with certain current or past direct and indirect owners of Cactus LLC in connection with our initial public offering;

•	a failure of our information technology infrastructure or any significant breach of security;
•	potential uninsured claims and litigation against us;
•	competition within the oilfield services industry;
•	our dependence on the continuing services of certain of our key managers and employees;
•	the risks of currency exchange rate fluctuations associated with our international operations;
•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical; and
•	our ability to successfully remediate any material weakness in our internal control over financial reporting and disclosure controls and procedures.

Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Annual Report”), this Quarterly Report and in our other filings with the SEC, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

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

ii

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2019	2018
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$167,545	$70,841
Accounts receivable, net of allowance of $774 and $576	100,305	92,269
Inventories	111,590	99,837
Prepaid expenses and other current assets	7,510	11,558
Total current assets	386,950	274,505
Property and equipment, net	157,124	142,054
Operating lease right-of-use assets, net	26,537	—
Goodwill	7,824	7,824
Deferred tax asset, net	231,224	159,053
Other noncurrent assets	1,478	1,308
Total assets	$811,137	$584,744
Liabilities and Equity
Current liabilities
Accounts payable	$40,959	$42,047
Accrued expenses and other current liabilities	19,706	15,650
Current portion of liability related to tax receivable agreement	14,815	9,574
Finance lease obligations, current portion	7,361	7,353
Operating lease liabilities, current portion	6,739	—
Total current liabilities	89,580	74,624
Deferred tax liability, net	822	1,036
Liability related to tax receivable agreement, net of current portion	206,105	138,015
Finance lease obligations, net of current portion	5,339	8,741
Operating lease liabilities, net of current portion	20,232	—
Total liabilities	322,078	222,416
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 47,100 and 37,654 shares issued and outstanding	471	377
Class B common stock, $0.01 par value, 215,000 shares authorized, 28,015 and 37,236 shares issued and outstanding	—	—
Additional paid-in capital	193,409	126,418
Retained earnings	119,237	51,683
Accumulated other comprehensive loss	(792)	(820)
Total stockholders' equity attributable to Cactus Inc.	312,325	177,658
Non-controlling interest	176,734	184,670
Total stockholders' equity	489,059	362,328
Total liabilities and equity	$811,137	$584,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Revenues
Product revenue	$92,582	$79,388	$273,716	$211,595
Rental revenue	35,528	38,135	113,601	102,224
Field service and other revenue	32,698	33,135	100,859	90,492
Total revenues	160,808	150,658	488,176	404,311
Costs and expenses
Cost of product revenue	57,768	46,816	168,303	128,897
Cost of rental revenue	17,194	15,349	54,435	41,477
Cost of field service and other revenue	25,375	25,309	79,105	70,084
Selling, general and administrative expenses	13,348	11,051	39,268	30,016
Total costs and expenses	113,685	98,525	341,111	270,474
Income from operations	47,123	52,133	147,065	133,837

Interest income (expense), net	373	(270)	489	(3,370)
Other income (expense), net	558	—	(484)	(4,305)
Income before income taxes	48,054	51,863	147,070	126,162
Income tax expense	12,221	8,215	22,041	14,564
Net income	$35,833	$43,648	$125,029	$111,598
Less: pre-IPO net income attributable to Cactus LLC	—	—	—	13,648
Less: net income attributable to non-controlling interest	16,494	24,976	57,475	63,191
Net income attributable to Cactus Inc.	$19,339	$18,672	$67,554	$34,759

Earnings per Class A share - basic	$0.41	$0.52	$1.53	$1.15
Earnings per Class A share - diluted	$0.41	$0.52	$1.50	$1.14

Weighted average Class A shares outstanding - basic	47,095	35,821	44,260	30,182
Weighted average Class A shares outstanding - diluted	47,322	36,229	75,337	30,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$35,833	$43,648	$125,029	$111,598
Foreign currency translation adjustments	(469)	(519)	(570)	(870)
Comprehensive income	$35,364	$43,129	$124,459	$110,728
Less: pre-IPO comprehensive income attributable to Cactus LLC	—	—	—	13,928
Less: comprehensive income attributable to non-controlling interest	16,494	24,679	57,475	62,453
Comprehensive income attributable to Cactus Inc.	$18,870	$18,450	$66,984	$34,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

								Accumulated
	Members'	Class A		Class B		Additional		Other	Non-	Total
	Equity	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	controlling	Equity
(in thousands)	(Deficit)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	(Deficit)
Balance at December 31, 2018	$—	37,654	$377	37,236	$—	$126,418	$51,683	$(820)	$184,670	$362,328
Correction to equity reclassification related to prior equity offering	—	—	—	—	—	14,035	—	488	(14,523)	—
Adjustments to prior periods	—	—	—	—	—	(1,466)	—	—	960	(506)
Member distributions	—	—	—	—	—	—	—	—	(5,853)	(5,853)
Effect of CW Unit redemptions	—	9,221	92	(9,221)	—	48,344	—	(57)	(48,379)	—
Adjustment to deferred tax asset from CW Unit redemptions	—	—	—	—	—	(9,751)	—	—	—	(9,751)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	14,652	—	—	—	14,652
Equity award vestings	—	225	2	—	—	(4,080)	—	—	2,551	(1,527)
Other comprehensive loss	—	—	—	—	—	—	—	(403)	(167)	(570)
Stock-based compensation	—	—	—	—	—	5,257	—	—	—	5,257
Net income	—	—	—	—	—	—	67,554	—	57,475	125,029
Balance at September 30, 2019	$—	47,100	$471	28,015	$—	$193,409	$119,237	$(792)	$176,734	$489,059

Balance at June 30, 2019	$—	47,093	$471	28,020	$—	$193,160	$99,898	$(498)	$161,499	$454,530
Adjustments to prior periods	—	—	—	—	—	(1,466)	—	—	960	(506)
Member distributions	—	—	—	—	—	—	—	—	(2,005)	(2,005)
Effect of CW Unit redemptions	—	5	—	(5)	—	39	—	—	(39)	—
Equity award vestings	—	2	—	—	—	(13)	—	—	—	(13)
Other comprehensive loss	—	—	—	—	—	—	—	(294)	(175)	(469)
Stock-based compensation	—	—	—	—	—	1,689	—	—	—	1,689
Net income	—	—	—	—	—	—	19,339	—	16,494	35,833
Balance at September 30, 2019	$—	47,100	$471	28,015	$—	$193,409	$119,237	$(792)	$176,734	$489,059

Balance at December 31, 2017	$(36,299)	—	$—	—	$—	$—	$—	$82	$—	$(36,217)
Member distributions prior to IPO	(26,000)	—	—	—	—	—	—	—	—	(26,000)
Net income prior to IPO	13,648	—	—	—	—	—	—	—	—	13,648
Effect of IPO and Reorganization	48,651	26,450	265	48,440	—	71,196	—	—	130,861	250,973
Member distributions after IPO	—	—	—	—	—	—	—	—	(5,848)	(5,848)
Effect of Follow-on Offering	—	11,197	112	(11,197)	—	24,472	—	—	(25,293)	(709)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	28,552	—	—	—	28,552
Other comprehensive loss	—	—	—	—	—	—	—	(870)	—	(870)
Stock-based compensation	—	—	—	—	—	3,384	—	—	—	3,384
Net income after IPO	—	—	—	—	—	—	34,759	—	63,191	97,950
Balance at September 30, 2018	$—	37,647	$377	37,243	$—	$127,604	$34,759	$(788)	$162,911	$324,863

Balance at June 30, 2018	$—	26,450	$265	48,440	$—	$84,409	$16,087	$(269)	$164,801	$265,293
Member distributions after IPO	—	—	—	—	—	—	—	—	(1,573)	(1,573)
Effect of Follow-on Offering	—	11,197	112	(11,197)	—	24,472	—	—	(25,293)	(709)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	17,436	—	—	—	17,436
Other comprehensive loss	—	—	—	—	—	—	—	(519)	—	(519)
Stock-based compensation	—	—	—	—	—	1,287	—	—	—	1,287
Net income after IPO	—	—	—	—	—	—	18,672	—	24,976	43,648
Balance at September 30, 2018	$—	37,647	$377	37,243	$—	$127,604	$34,759	$(788)	$162,911	$324,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash flows from operating activities
Net income	$125,029	$111,598
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	28,264	21,829
Debt discount and deferred loan cost amortization	126	229
Stock-based compensation	5,257	3,384
Provision for bad debts	255	—
Inventory obsolescence	1,708	932
Loss on disposal of assets	820	1,759
Deferred income taxes	15,072	11,762
Loss on debt extinguishment	—	4,305
Gain from revaluation of liability related to tax receivable agreement	(558)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,326)	(21,761)
Inventories	(14,513)	(22,866)
Prepaid expenses and other assets	4,032	(3,835)
Accounts payable	(4,334)	8,108
Accrued expenses and other liabilities	4,694	6,906
Payments pursuant to tax receivable agreement	(9,335)	—
Net cash provided by operating activities	148,191	122,350

Cash flows from investing activities
Capital expenditures and other	(40,526)	(55,720)
Proceeds from sale of assets	2,811	1,313
Net cash used in investing activities	(37,715)	(54,407)

Cash flows from financing activities
Principal payments on long-term debt	—	(248,529)
Payment of deferred financing costs	—	(576)
Payments on finance leases	(5,660)	(4,456)
Net proceeds from equity offerings	—	828,168
Distributions to members	(5,853)	(31,848)
Redemption of CW Units	—	(575,681)
Repurchase of shares	(1,529)	—
Net cash used in financing activities	(13,042)	(32,922)

Effect of exchange rate changes on cash and cash equivalents	(730)	(614)

Net increase in cash and cash equivalents	96,704	34,407

Cash and cash equivalents
Beginning of period	70,841	7,574
End of period	$167,545	$41,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except per share data, or as otherwise indicated)

1.   Organization and Nature of Operations

Description of Business

Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries (“the Company”), including Cactus Wellhead, LLC (“Cactus LLC”), are primarily engaged in the design, manufacture and sale of wellhead and pressure control equipment. In addition, we maintain a fleet of frac valves and ancillary equipment for short-term rental, as well as offer repair and refurbishment services and the provision of service crews to assist in the installation and operations of pressure control systems. We operate through U.S. service centers located in Texas, Pennsylvania, Oklahoma, North Dakota, New Mexico, Louisiana, Colorado and Wyoming, and in Eastern Australia, with our corporate headquarters located in Houston, Texas. We also have manufacturing and production facilities in Bossier City, Louisiana and Suzhou, China.

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

CW Units
CW Units held by legacy CW Unit Holders as of February 7, 2018	60,558
IPO	(12,118)
July 2018 follow-on offering	(11,197)
Other CW Unit redemptions	(7)
CW Units held by legacy CW Unit Holders as of December 31, 2018	37,236
March 2019 Secondary Offering	(8,474)
Other CW Unit redemptions	(747)
CW Units held by legacy CW Unit Holders as of September 30, 2019	28,015

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

In addition to the redemptions associated with the March 2019 Secondary Offering, certain legacy CW Unit Holders redeemed 0.7 million CW Units (together with a corresponding number of shares of Class B common stock) pursuant to the Redemption Right, during the nine months ended September 30, 2019. Cactus acquired the redeemed CW Units and a corresponding number of shares of Class B common stock (which shares of Class B common stock were then canceled) and issued 0.7 million shares of Class A common stock to the redeeming CW Unit Holders. Any exercise by Cactus LLC or Cactus Inc. of the right to acquire redeemed CW Units for cash must be approved by the board of directors of Cactus Inc. To date, neither Cactus Inc. nor Cactus LLC have elected to acquire CW Units for cash in connection with exchanges by CW Unit Holders. It is the policy of Cactus Inc. that any exercise by Cactus Inc. or Cactus LLC of the right to acquire redeemed CW Units for cash must be approved by a majority of those members of the board of directors of Cactus Inc. who have no interest in such transaction.

Pursuant to the tax receivable agreement (the “TRA”) described in Note 8, the CW Units redeemed in the March 2019 Secondary Offering and other CW Unit redemptions during the nine months ended September 30, 2019, created additional TRA liability and follow the same accounting procedures described in Note 8. Also, as a result, Cactus Inc. increased its ownership in Cactus LLC and accordingly, increased its equity by $48.4 million from the non-controlling interest.

During the quarter ended March 31, 2019, we corrected for misstatements of equity between Cactus Inc. and non-controlling interest related to our July 2018 follow-on offering by reducing non-controlling interest by $14.5 million and increasing additional paid-in capital by $14.0 million and accumulated other comprehensive income by $0.5 million. This related to immaterial errors associated with the ownership percentage change used in the underlying calculation giving effect to the offering. This correction had no impact on total assets, total liabilities, total equity or on our consolidated results of operations or cash flows. These corrections were not material to any prior period consolidated financial statements.

During the quarter ended September 30, 2019, we finalized the majority of the Company’s tax returns and identified several adjustments. The most notable adjustment was a $1.0 million reclassification from Cactus Inc. additional paid-in-capital to non-controlling interest. These adjustments were not material to any prior period consolidated financial statements.

Ownership

As of September 30, 2019, Cactus Inc. owned 62.7% of Cactus LLC, and as of December 31, 2018, Cactus Inc. owned 50.3% of Cactus LLC.

As of September 30, 2019, Cactus Inc. had outstanding 47.1 million shares of Class A common stock (representing 62.7% of the total voting power) and 28.0 million shares of Class B common stock (representing 37.3% of the total voting power).

Tax Receivable Agreement (TRA)

In connection with our IPO, we entered into the TRA with certain direct and indirect owners of Cactus LLC (the “TRA Holders”). The TRA generally provides for payment by Cactus Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. Cactus Inc. will retain the benefit of the remaining 15% of these net cash savings. See Note 8 for further details of the TRA.

2.   Preparation of Interim Financial Statements and Other Items

Basis of Presentation

The unaudited condensed consolidated financial statements (“consolidated financial statements” or “consolidated balance sheets” or “consolidated statements of income”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These consolidated financial statements include the accounts of Cactus Inc. and its wholly owned subsidiaries. Accordingly, these consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our Annual Report on Form 10‑K for the year ended December 31, 2018. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

Interim Period Tax Allocation

For interim income tax reporting we estimate our annual effective tax rate and apply it to our year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. Net income attributable to Cactus Inc. includes Cactus Inc.’s U.S. federal and state income tax expense. Net income attributable to non-controlling interest is not subject to U.S. federal and state income tax.

Significant Customers

For the nine months ended September 30, 2019 and 2018, one customer represented 10% and 11%, respectively, of consolidated revenues, and no other customers represented 10% or more of our consolidated revenues during the comparative periods.

Significant Vendors

We purchase a significant portion of supplies, equipment and machined components from a single vendor. For the nine months ended September 30, 2019 and 2018, purchases from this vendor totaled $30.3 million and $36.4 million, respectively. These figures represent approximately 17% and 22% for the respective periods of our total third-party vendor purchases of raw materials, finished products, equipment, machining and other services. Amounts due to the vendor included in accounts payable in the consolidated balance sheets as of September 30, 2019 and December 31, 2018 totaled $5.4 million and $5.0 million, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to estimated losses on accounts receivable, estimated realizable value of excess and obsolete inventory, assessments of long-lived assets for possible impairment and estimates of deferred tax assets related to the step-up in basis under the TRA and the associated liability under the TRA. Actual results could differ from those estimates.

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

To adopt Topic 842, we elected the modified retrospective approach and as of January 1, 2019, there was no cumulative-effect adjustment required to the opening balance of retained earnings. We completed a review of contracts representative of our business and assessed the terms under the new standard. Adoption of the standard resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases on our consolidated balance sheets but did not have a material impact on our consolidated statements of income and consolidated statements of comprehensive income or consolidated statements of cash flows. Our accounting for finance leases remained substantially unchanged.

Adoption of this standard resulted in the recognition of operating lease ROU assets of $25.3 million, reversal of previously recorded deferred rent of $0.5 million, and corresponding operating short-term and long-term lease liabilities of $6.2 million and $19.6 million, respectively, on the consolidated balance sheet as of January 1, 2019. See Note 7 for further details regarding leases.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the measurement of credit losses on financial assets measured at amortized cost, including but not limited to trade receivables. The new guidance replaces the current methodology for recognizing credit losses when it is probable that a loss has been incurred (incurred loss model) with an expected loss model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of an asset. Application of this new guidance may result in an earlier recognition of credit losses as the allowance for credit losses is measured and recorded upon the initial recognition of the financial asset. The allowance for credit losses under the new guidance represents the portion of the asset’s amortized cost basis that we do not expect to collect over the asset’s contractual life, considering past events, current conditions and reasonable and supportable forecasts of future economic conditions. The new standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with a modified-retrospective approach to be used for implementation. Our historical credit losses have been insignificant due to our proven ability to collect on our trade receivables. Therefore, we believe that our expected future credit losses will not be significant and do not believe that the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements. We are in the process of finalizing our methodology for estimating expected credit losses, including the assumptions used in order to pool receivables with similar risk characteristics.

3.   Inventories

Inventories consist of the following:

	September 30,	December 31,
	2019	2018
Raw materials	$1,642	$1,925
Work-in-progress	6,078	3,582
Finished goods	103,870	94,330
	$111,590	$99,837

4.   Property and Equipment, net

Property and equipment consists of the following:

	September 30,	December 31,
	2019	2018
Land	$3,203	$3,614
Buildings and improvements	21,497	20,803
Machinery and equipment	54,264	47,606
Finance lease right-of-use asset	26,001	25,165
Rental equipment	151,764	124,002
Furniture and fixtures	1,693	1,623
Computers and software	3,286	3,094
Gross property and equipment	261,708	225,907
Less: Accumulated depreciation	(117,428)	(96,412)
Net property and equipment	144,280	129,495
Construction in progress	12,844	12,559
Total property and equipment, net	$157,124	$142,054

5.   Long-term Debt

We had no long-term debt outstanding as of September 30, 2019 and December 31, 2018.

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

The ABL Credit Facility matures on August 21, 2023. The maximum amount that Cactus LLC may borrow under the ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments. At September  30, 2019, in accordance with the terms of our borrowing base, we had access to the full $75.0 million revolving credit facility capacity.

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

The ABL Credit Facility contains various covenants and restrictive provisions that limit Cactus LLC’s and each of its subsidiaries’ ability to, among other things, incur additional indebtedness and create liens, make investments or loans, enter into asset sales, make certain restricted payments and distributions and engage in transactions with affiliates.

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

At September 30, 2019 and December 31, 2018,  although there were no borrowings outstanding under the ABL Credit Facility, the applicable margin on our Eurodollar borrowings was 1.5% plus an adjusted base rate of one or three month LIBOR.

As of September 30, 2019 and December 31, 2018, we were in compliance with all covenants under the ABL Credit Facility.

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

6.   Revenue

Revenue Recognition

The majority of our revenues are derived from short-term contracts for fixed consideration. Product sales generally do not include right of return or other significant post-delivery obligations. Revenues are recognized when we satisfy a performance obligation by transferring control of the promised goods or providing services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration we expect to be entitled to in exchange for those goods or services. We also assess our customers’ ability and intention to pay, which is based on a variety of factors including our customers’ historical payment experience and financial condition. We do not adjust the amount of consideration per the contract for the effects of a significant financing component when we expect, at contract inception, that the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less, which is in substantially all cases. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 45 days. Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We treat shipping and handling associated with outbound freight as a fulfillment cost instead of as a separate performance obligation. We recognize the cost for shipping and handling when incurred as an expense in cost of sales.

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

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into three revenue categories: (i) product revenues, (ii) rental revenues and (iii) field service and other revenues. We have predominately domestic operations, with a small amount of sales being generated in Australia. For the nine months ended September 30, 2019, we derived 56% of total revenues from the sale of our products, 23% of total revenues from rental and 21% of total revenues from field service and other. This compares to 52% of total revenues from the sale of our products, 25% of total revenues from rental and 23% of total revenues from field service and other for the nine months ended September 30, 2018. The following table presents our revenues disaggregated by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product revenue	$92,582	$79,388	$273,716	$211,595
Rental revenue	35,528	38,135	113,601	102,224
Field service and other revenue	32,698	33,135	100,859	90,492
Total revenue	$160,808	$150,658	$488,176	$404,311

Contract Balances

The timing of our performance can differ from the timing of invoicing and our customers’ payments, which can result in the recording of unbilled revenue within accounts receivable, net, and deferred revenue within accrued expenses and other current liabilities. Balances related to contracts with customers consisted of the following:

	September 30,	December 31,
	2019	2018
Unbilled revenue	$22,027	$26,804
Deferred revenue	1,492	1,110

 Contract Costs

We do not incur any material costs of obtaining contracts.

7.   Leases

As a lessee, we  lease real estate, apartments, forklifts, vehicles and trucks, and other equipment under non-cancellable agreements. We determine if these contracts are or contain a lease at inception and review the facts and circumstances of the arrangement to classify the leased asset as operating or finance. To assess whether a contract is or contains a lease, we consider whether (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) whether we obtain substantially all the economic benefits from the use of that underlying asset and direct how and for what purpose the asset is used during the term of the contract.

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

The following are the components of operating and finance lease costs:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$1,967	$5,743
Interest expense	230	658
Operating lease cost	1,923	5,732
Short-term lease cost	228	564
Variable lease cost	138	401
Sublease income	(118)	(336)
Total lease cost	$4,368	$12,762

The following is supplemental cash flow information for our operating and finance leases:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$658
Operating cash flows from operating leases	5,074
Financing cash flows from finance leases	5,660
Total	$11,392

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$6,251
Finance leases	2,921
Total	$9,172

The following is the aggregate future lease payments for operating and finance leases as of September 30, 2019:

	Operating	Finance
2019 (remaining)	$2,011	$2,315
2020	7,301	7,440
2021	5,073	3,430
2022	3,829	737
2023	3,042	-
Thereafter	9,412	-
Total undiscounted lease payments	30,668	13,922
Less: effects of discounting	(3,697)	(1,222)
Present value of lease payments	$26,971	$12,700

The following represents the aggregate future lease payments for operating leases under ASC 840 as of December 31, 2018:

Operating
2019	$6,638
2020	4,618
2021	3,487
2022	2,195
2023	1,426
Thereafter	3,339
$21,703

The following represents the average lease terms and discount rates for our operating and finance lease portfolio as of September 30, 2019:

	September 30, 2019
Weighted average remaining lease term:
Finance leases	1.67	years
Operating leases	6.01	years

Weighted average discount rate
Finance leases	11.87%
Operating leases	3.70%

As a lessor, we rent a fleet of frac valves and ancillary equipment for short-term rental periods, typically one to two months. Our lessor portfolio consists mainly of operating leases for equipment utilized during the drilling, completion and production phases of our customers’ wells. At this time, most lessor agreements contain less than three-month terms with no renewal options that are reasonably certain to exercise, or early termination options based on established terms specific to the individual agreement. See Note 6 for disaggregation of revenue.

8.   Tax Receivable Agreement

As discussed in Note 1, pursuant to the Cactus LLC Agreement, each TRA Holder has, subject to certain limitations, their Redemption Right. Alternatively, upon the exercise of the Redemption Right, Cactus Inc. will have its Call Right.

Cactus LLC has made for itself (and for each of its direct or indirect subsidiaries that is treated as a partnership for U.S. federal income tax purposes and that it controls) an election under Section 754 of the Internal Revenue Code (the “Code”). Pursuant to the Section 754 election, redemptions of CW Units pursuant to the Redemption Right or the Call Right are expected to result in adjustments to the tax basis of the tangible and intangible assets of Cactus LLC. These adjustments will be allocated to Cactus Inc. In addition, the repayment of borrowings outstanding under the Cactus LLC term loan facility in connection with our IPO resulted in adjustments to the tax basis of the tangible and intangible assets of Cactus LLC, a portion of which will be allocated to Cactus Inc. following its acquisition or deemed acquisition of CW Units from the CW Unit Holders. Such adjustments to the tax basis of the tangible and intangible assets of Cactus LLC would not have been available to Cactus Inc. absent its acquisition or deemed acquisition of CW Units pursuant to the exercise of the Redemption Right or the Call Right.

These basis adjustments are expected to increase (for tax purposes) Cactus Inc.’s depreciation and amortization deductions and may also decrease Cactus Inc.’s gains (or increase its losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Such increased deductions and losses and reduced gains may reduce the amount of tax that Cactus Inc. would otherwise be required to pay in the future. The TRA generally provides for the payment by Cactus Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances as a result of (i) certain increases in tax basis that occur as a result of Cactus Inc.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s CW Units in connection with our IPO or any subsequent offering, or pursuant to any other exercise of the Redemption Right or the Call Right, (ii) certain increases in tax basis resulting from the repayment of borrowings outstanding under Cactus LLC’s term loan facility in connection with our IPO and (iii) imputed interest deemed to be paid by Cactus Inc. as a result of, and additional tax basis arising from, any payments Cactus Inc. makes under the TRA. We will retain the remaining 15% of the cash savings.

The payment obligations under the TRA are Cactus Inc.’s obligations and not obligations of Cactus LLC, and we expect that the payments we will be required to make under the TRA will be substantial. We have determined that it is more likely than not that actual cash tax savings will be realized by Cactus Inc. from the tax benefits resulting from the CW Unit redemptions pursuant to the Redemption Right or the Call Right. Accordingly, the TRA is expected to result in future payments, and we have recorded a total liability from the TRA of $220.9 million included in the consolidated balance sheet as of September 30, 2019 with $14.8 million reflected in current liabilities based on the expected timing of our next payment. Future redemptions of CW Units will create additional liability and follow the same accounting procedures. Estimating the amount and timing of payments that may become due under the TRA is by its nature imprecise and the assumptions used in the estimate can change.

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

Because we are a holding company with no operations of our own, our ability to make payments under the TRA is dependent on the ability of Cactus LLC to make distributions to us in an amount sufficient to cover our obligations under the TRA. This ability, in turn, may depend on the ability of Cactus LLC’s subsidiaries to make distributions to it. The ability of Cactus LLC, its subsidiaries and other entities in which it directly or indirectly holds an equity interest to make such distributions will be subject to, among other things, the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and restrictions in relevant debt instruments issued by Cactus LLC or its subsidiaries and other entities in which it directly or indirectly holds an equity interest. Additionally, distributions made by Cactus LLC are generally required to be made pro rata among all of its members, including legacy CW Unit Holders, which could be significant.

During third quarter 2019, we finalized our 2018 federal tax return for Cactus, Inc. and made a $9.3 million TRA payment, which is equal to 85% of the $10.8 million tax benefit resulting from the exchange of CW Units for shares of Class A common stock during 2018 plus $0.2 million of interest accrued from the original return due date through the payment date at a rate of LIBOR plus 150 basis points.

Liability Related to Tax Receivable Agreement

The table below presents our contractual obligations for payments of the liability related to the TRA for periods subsequent to September 30, 2019. This table does not include potential pro rata distributions to non-controlling interest members if Cactus LLC is required to make distributions to Cactus Inc. in an amount sufficient to cover its obligations under the TRA.

Liability related to TRA
Remainder of 2019	$—
2020	14,815
2021	12,159
2022	12,391
2023	12,655
Thereafter	168,900
$220,920

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

For the three months ended September 30, 2019 and 2018, we recorded income tax expense of $12.2 million (25.4% effective tax rate) and $8.2 million (15.8% effective tax rate), respectively. Income tax expense for the three months ended September 30, 2019 included $2.2 million associated with a reduction of previously anticipated benefits related to Texas franchise tax and $1.9 million related to the write-off of foreign tax credits.

For the nine months ended September 30, 2019, we recorded income tax expense of $22.0 million (15.0% effective tax rate), which included a cumulative $4.2 million release of our valuation allowance, as discussed below, largely offset by the adjustments noted above. This is compared to income tax expense of $14.6 million (11.5% effective tax rate) for the nine months ended September 30, 2018. In addition to the partial release of our valuation allowance, our effective tax rate is lower than the statutory federal rate of 21% primarily due to the fact that Cactus Inc. is only subject to federal and state income tax on its share of income of Cactus LLC. Income relating to non-controlling interest is not subject to U.S. federal or state income tax.

We recognize deferred tax assets to the extent we believe these assets are more-likely-than-not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.

Based upon our cumulative earnings history and forecasted future sources of taxable income, we believe that we will be able to realize the majority of our U.S. deferred tax assets in the future. We do not expect to realize the portion of our deferred tax asset for our investment in Cactus LLC that may only be realizable through the sale or liquidation of the investment and our ability to generate sufficient capital gains. As of September 30, 2019, we have a valuation allowance of $23.2 million against this deferred tax asset. For the nine months ended September 30, 2019, as a result of the March 2019 Secondary Offering and redemptions of CW Units, we released $4.2 million of our valuation allowance and recorded a tax benefit of $4.2 million related to the realizable portion of the deferred tax asset.

10.   Related Party Transactions

From time to time, we rent an airplane under dry-lease from a company owned by a member of Cactus LLC. These transactions are under short-term rental arrangements. During the three months ended September 30, 2019 and 2018, expense recognized in connection with these rentals totaled less than $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2019 and 2018, expense recognized in connection with these rentals totaled $0.2 million and $0.1 million, respectively. As of both September 30, 2019 and December 31, 2018, Cactus LLC owed less than $0.1 million to the related party, which is included in accounts payable in the consolidated balance sheets.

We are also party to the TRA with certain direct and indirect holders of CW Units, including certain of our officers, directors and employees. These TRA Holders have the right to receive 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. The total TRA liability as of September 30, 2019 was $220.9 million. The estimated annual amounts and timing of this liability is presented in Note 8.

Distributions made by Cactus LLC are generally required to be made pro rata among all of its members. During the nine months ended September 30, 2019, Cactus LLC distributed $9.9 million to Cactus Inc. to fund the 2019 TRA liability payments and estimated tax payments and made pro rata distributions to its other members totaling $5.9 million. For the nine months ended September 30, 2018, Cactus LLC made a $3.8 million distribution to Cactus Inc. to fund its quarterly estimated tax payments to the IRS and made a pro rata distribution of $5.8 million to its other members. These distributions were funded by cash flow generated from operating activities. Prior to our IPO, Cactus LLC made a cash distribution of $26.0 million to pre-IPO owners on January 25, 2018. The purpose of the distribution was primarily to provide funds to these owners to pay their federal and state tax liabilities associated with taxable income recognized by them for periods prior to the completion of our IPO as a result of their ownership interests in Cactus LLC.

11.   Commitments and Contingencies

Legal Contingencies

We are involved in various disputes arising in the ordinary course of business. Management does not believe the outcome of these disputes will have a material adverse effect on our consolidated financial position or consolidated results of operations.

12.   Employee Benefit Plans

401K Plan

Our employees within the United States are eligible to participate in a 401(k) plan (the “Plan”) sponsored by us. These employees are eligible to participate upon employment hire date and reaching the age of eighteen. All eligible employees may contribute a percentage of their compensation subject to a maximum imposed by the Code. We match 100% of the first 3% of gross pay contributed by each employee and 50% of the next 4% of gross pay contributed by each employee. We may also make additional non-elective employer contributions at our discretion under the Plan. Similar benefit plans exist for employees of our foreign subsidiaries. During the three months ended September 30, 2019 and 2018, employer matching contributions totaled $0.8 million and $1.0 million, respectively. For the nine months ended September 30, 2019 and 2018 employer matching contributions totaled $2.5 million and $2.6 million, respectively. During the nine months ended September 30, 2019, we made a non-elective contribution of $0.1 million under the Plan.

13.   Stock-based Compensation

Long-term Incentive Plan

We have a long-term incentive plan (“LTIP”) to incentivize individuals providing services to us or our affiliates. The LTIP provides for the grant, from time to time, at the discretion of our compensation committee of our board of directors, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards and performance awards. Any individual who is an officer or employee or an officer or employee of any of our affiliates, and any other person who provides services to us or our affiliates, including members of our board of directors, will be eligible to receive awards under the LTIP at the discretion of our board of directors.

Restricted Stock Units

Restricted stock units (“RSU’s”) granted pursuant to the LTIP are expected to be settled in shares of our Class A common stock if they vest.

The following table is a summary of restricted stock unit activity:

	Nine Months Ended September 30, 2019
	No. of RSU's	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested as of December 31, 2018	782	$19.84
Granted	204	$37.37
Vested	(271)	$19.35
Forfeited	(30)	$22.90
Nonvested as of September 30, 2019	685	$25.13

Stock-based Compensation

We measure the cost of equity-based awards based on the grant date fair value, and we allocate the compensation expense over the corresponding service period, which is usually the vesting period, using the straight-line method. All grant date fair values are expensed immediately for awards that are fully vested as of the grant date.

During the three and nine months ended September 30, 2019 we recorded $1.7 million and $5.3 million, respectively, of stock-based compensation expense. During the three and nine months ended September 30, 2018, we recorded $1.3 million and $3.4 million, respectively, of stock-based compensation expense. Stock-based compensation expense is primarily recorded in selling, general and administrative expenses. There was approximately $12.5 million of unrecognized compensation expense relating to the unvested RSU’s as of September 30, 2019. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 2.1 years.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Cactus Inc.—basic	$19,339	$18,672	$67,554	$34,759
Net income attributable to non-controlling interest (1)	—	—	45,683	—
Net income attributable to Cactus Inc.—diluted (1)	$19,339	$18,672	$113,237	$34,759
Denominator:
Weighted average Class A shares outstanding—basic	47,095	35,821	44,260	30,182
Effect of dilutive shares (2)	227	408	31,077	340
Weighted average Class A shares outstanding—diluted (2)	47,322	36,229	75,337	30,522

Earnings per Class A share—basic	$0.41	$0.52	$1.53	$1.15
Earnings per Class A share—diluted (1) (2)	$0.41	$0.52	$1.50	$1.14

(1)

Under the if-converted method for the nine months ended September 30, 2019, the numerator is adjusted in the calculation of diluted earnings per share to include $60.1 million of additional pre-tax income attributable to non-controlling interest adjusted for a corporate effective tax rate of 24%.

(2)

Diluted earnings per share for the three months ended September 30, 2019 excludes 28.0 million shares of Class B common stock as the effect would be anti-dilutive. Diluted earnings per share for the nine months ended September 30, 2019 includes 30.8 million shares of Class B common stock assuming conversion, plus the dilutive effect of 0.3 million shares of restricted stock unit awards. Diluted earnings per share for the three and nine months ended September 30, 2018 excludes 39.1 million and 44.7 million shares of Class B common stock, respectively, as the effect would be anti-dilutive.

15.   Supplemental Cash Flow Information

Non-cash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2019	2018
Property and equipment acquired under finance leases	$2,921	$8,199
Property and equipment in payables	4,968	3,001

See Note 7 for non-cash operating activities relating to operating leases.

In conjunction with our IPO, we issued and contributed shares of Class B common stock to owners of CW Units equal to the number of outstanding CW Units held by such owners. The Class B common stock has no economic interest and does not share in cash dividends or liquidation rights.

During the three and nine months ended September 30, 2019, we issued less than 0.1 million shares and 9.2 million shares, respectively, of Class A common stock for no proceeds pursuant to redemptions of CW Units by holders thereof.

16.   Subsequent Events

On October 29, 2019, Cactus Inc.’s board of directors declared a cash dividend of $0.09 per share of Class A common stock to be paid on December 19, 2019 to holders of record of Class A common stock as of December 2, 2019. Cactus LLC will pay a corresponding distribution of $0.09 per CW Unit to each holder of CW Units, which will have the same record and payment dates as applicable to the dividend declared with respect to the Class A common stock.

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

In the nine months ended September 30, 2019, we derived 56% of total revenues from the sale of our products, 23% of total revenues from rental and 21% of total revenues from field service and other. In the nine months ended September 30, 2018, we derived 52% of total revenues from the sale of our products, 25% of total revenues from rental and 23% of total revenues from field service and other. We have predominantly U.S. operations, with a small amount of sales being generated in Australia.

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

Oil supply markets tightened in 2017 and through the third quarter of 2018, driving 2018 average West Texas Intermediate (“WTI”) crude oil prices higher. However, during the fourth quarter of 2018, crude oil prices declined following concerns over slowing worldwide demand and the granting of waivers to several purchasers of Iranian oil. In response, many of the larger publicly traded exploration and production (“E&P”) companies announced plans to reduce their capital budgets year-over-year for 2019.  Through October 2019, the U.S. onshore rig count has trended down as  a significant number of E&P operators have reduced spending levels during the latter part of 2019.

For the nine months ended September 30, 2019, the weekly average U.S. onshore rig count as reported by Baker Hughes was 959 rigs. The weekly average U.S. onshore rig counts for the full year 2018 and 2017 were 1,011 rigs and 853 rigs, respectively. The weekly average U.S. onshore rig count for the month of September 2019 was 852, below the year-to-date weekly average of 959. To the extent the rig count remains at levels below the year-to-date 2019 average, there may be reduced demand for our products and services. Given the recent volatility in crude oil prices and pressure on our customers from the investment community to limit capital spending, it is generally expected that drilling activity will be down during the fourth quarter of 2019.

The key market factors impacting our product sales are the number of wells drilled and placed on production, as each well requires an individual wellhead assembly, and at some time after completion, the installation of an associated production tree. We measure our product sales activity levels against our competitors by the number of rigs that we are supporting on a monthly basis, as it is correlated to wells drilled. While numerous factors may lead to differing revenues per rig, we are able to broadly forecast our product needs and anticipated revenue levels based on general trends in a given region and with specific customers. Increases in horizontal wells drilled as a percentage of total wells drilled, the shift towards pad drilling, and an increase in the number of wells drilled per rig are all favorable trends that we believe enhance the demand for our products relative to the active rig count.

Our rental revenues are primarily dependent on the number of wells completed (i.e., hydraulically fractured), the number of wells on a well pad and the number of fracture stages per well. Well completion activity generally follows the level of drilling activity. In early 2019, a reduction in the number of drilled but uncompleted wells (“DUCs”) may have led to stronger completion activity relative to drilling activity from U.S. E&P companies.

Service and other revenues are closely correlated to revenues from product sales and rentals, as items sold or rented almost always have an associated service component. Therefore, the market factors and trends of product sales and rental revenues similarly impact the associated levels of service and other revenues generated.

Recent Developments

On May 10, 2019, the U.S. Trade Representative (‘‘USTR’’) announced that it was increasing the level of tariffs on approximately $200 billion worth of Chinese imports under Section 301 of the Trade Act of 1974 (“Section 301”). The tariff rate on covered products that were exported on or after May 10, 2019 was raised from 10% to 25%. Covered products that were exported from China to the United States prior to May 10, 2019 remained subject to an additional 10% tariff if they entered the U.S. before June 15, 2019.

Substantially all of the products that we import through our Chinese supply chain are subject to the tariffs. In the nine months ended September 30, 2019, we estimate that approximately 50% of our inventory received was sourced through our Chinese supply chain.

We believe further increases in the tariff rate above 25% may adversely affect our business, but a combination of factors may mitigate some of the impact of any future increases in tariff rates on our results of operations. These include, among other things, use of product received prior to the introduction of tariffs, our negotiations with suppliers and favorable currency exchange.

Dividend Policy

On October 29, 2019, our board of directors declared a cash dividend of $0.09 per share of Class A common stock to be paid on December 19, 2019 to holders of record of Class A common stock as of December 2, 2019. Cactus LLC will pay a corresponding distribution of $0.09 per CW Unit to each holder of CW Units, which will have the same record and payment dates as those applicable to the dividend declared with respect to the Class A common stock.

We currently intend to continue paying the quarterly dividend while retaining the balance of future earnings, if any, to finance the growth of our business. However, our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory and contractual restrictions on our ability to pay dividends and other factors our board of directors may deem relevant.

Emerging Growth Company status

Cactus is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. Based on the market value of our Class A common stock that was held by non-affiliates as of June 30, 2019, we will become a large accelerated filer for the year ended December 31, 2019 and we will no longer be considered an emerging growth company.

Consolidated Results of Operations

Three Months Ended September  30, 2019 Compared to Three Months Ended September 30, 2018

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$92,582	$79,388	$13,194	16.6%
Rental revenue	35,528	38,135	(2,607)	(6.8)
Field service and other revenue	32,698	33,135	(437)	(1.3)
Total revenues	160,808	150,658	10,150	6.7
Costs and expenses
Cost of product revenue	57,768	46,816	10,952	23.4
Cost of rental revenue	17,194	15,349	1,845	12.0
Cost of field service and other revenue	25,375	25,309	66	0.3
Selling, general and administrative expenses	13,348	11,051	2,297	20.8
Total costs and expenses	113,685	98,525	15,160	15.4
Income from operations	47,123	52,133	(5,010)	(9.6)

Interest income (expense), net	373	(270)	643	nm
Other income (expense), net	558	—	558	100.0
Income before income taxes	48,054	51,863	(3,809)	(7.3)
Income tax expense	12,221	8,215	4,006	48.8
Net income	$35,833	$43,648	$(7,815)	(17.9)%
nm = not meaningful

Revenues

Product revenue for the three months ended September 30, 2019 was $92.6 million, an increase of $13.2 million, or 17%, from $79.4 million for the three months ended September 30, 2018. The increase was primarily attributable to increased sales of wellhead and production related equipment due to our increased market share and greater drilling efficiencies from customers. Market share is calculated as the number of rigs followed by Cactus divided by the Baker Hughes U.S. onshore rig count quarterly average. The term “rigs followed” represents the approximate number of active U.S. onshore drilling rigs to which we were the primary provider of wellhead products and corresponding services during drilling.

Rental revenue for the three months ended September 30, 2019 was $35.5 million, a decrease of $2.6 million, or 7%, from $38.1 million for the three months ended September 30, 2018. The decrease was primarily attributable to decreased completion activity from our customers.

Field service and other revenue for the three months ended September 30, 2019 was $32.7 million, a decrease of $0.4 million, or 1%, from $33.1 million for the three months ended September 30, 2018. The decrease was primarily attributable to decreased customer activity, as rig counts declined in the third quarter of 2019 along with completion activity.

Costs and expenses

Cost of product revenue for the three months ended September 30, 2019 was $57.8 million, an increase of $11.0 million, or 23%, from $46.8 million for the three months ended September 30, 2018. The increase was largely attributable to an increase in product sales volume (driven by higher demand for our products) and tariff costs.

Cost of rental revenue for the three months ended September 30, 2019 was $17.2 million, an increase of $1.8 million, or 12%, from $15.3 million for the three months ended September 30, 2018. The increase was largely attributable to higher depreciation expense on a larger rental fleet.

Cost of field service and other revenue for the three months ended September 30, 2019 was $25.4 million, an increase of $0.1 million from $25.3 million for the three months ended September 30, 2018. The increase was attributable to higher vehicle and equipment costs and higher depreciation, partially offset by lower payroll costs associated with fewer field personnel.

Selling, general and administrative expense for the three months ended September 30, 2019 was $13.3 million, an increase of $2.3 million, or 21%, from $11.1 million for the three months ended September 30, 2018. The increase was largely attributable to higher payroll costs associated with our overall growth, higher stock-based compensation expense, an increase to our bad debt reserve and an increase in professional fees associated with being a public company.

Interest income (expense), net. Interest income, net for the three months ended September 30, 2019 was $0.4 million, compared to interest expense, net of $0.3 million for the three months ended September 30, 2018. The change is primarily due to higher interest income on increased short-term investments in interest-bearing accounts and money market funds.

Other income (expense), net. Other income, net for the three months ended September 30, 2019 of $0.6 million relates to a non-cash adjustment for the revaluation of the liability related to the tax receivable agreement.

Income tax expense. Cactus Inc. is subject to U.S. federal and state income taxes on its share of income of Cactus LLC. Income tax expense for the three months ended September 30, 2019 was $12.2 million (25.4% effective tax rate) compared to income tax expense of $8.2  million (15.8% effective tax rate) for the three months ended September 30, 2018. Income tax expense for the three months ended September 30, 2019 includes $2.2 million associated with the reduction of anticipated benefits in Texas and $1.9 million related to the write-off of foreign tax credits. Our effective tax rate for the quarter is higher than the federal statutory rate of 21% primarily due to the recording of tax expense in state and foreign jurisdictions in addition to the two items noted above.

Nine Months Ended September  30, 2019 Compared to Nine Months Ended September 30, 2018

The following table presents summary consolidated operating results for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$273,716	$211,595	$62,121	29.4%
Rental revenue	113,601	102,224	11,377	11.1
Field service and other revenue	100,859	90,492	10,367	11.5
Total revenues	488,176	404,311	83,865	20.7
Costs and expenses
Cost of product revenue	168,303	128,897	39,406	30.6
Cost of rental revenue	54,435	41,477	12,958	31.2
Cost of field service and other revenue	79,105	70,084	9,021	12.9
Selling, general and administrative expenses	39,268	30,016	9,252	30.8
Total costs and expenses	341,111	270,474	70,637	26.1
Income from operations	147,065	133,837	13,228	9.9

Interest income (expense), net	489	(3,370)	3,859	nm
Other income (expense), net	(484)	(4,305)	3,821	88.8
Income before income taxes	147,070	126,162	20,908	16.6
Income tax expense	22,041	14,564	7,477	51.3
Net income	$125,029	$111,598	$13,431	12.0%
nm = not meaningful

Revenues

Product revenue for the nine months ended September 30, 2019 was $273.7 million, an increase of $62.1 million, or 29%, from $211.6 million for the nine months ended September 30, 2018. The increase was primarily attributable to increased sales of wellhead and production related equipment due to our increased market share and greater efficiencies from customers.

Rental revenue for the nine months ended September 30, 2019 was $113.6 million, an increase of $11.4 million, or 11%, from $102.2 million for the nine months ended September 30, 2018. The increase was primarily attributable to increased investment in our rental fleet that enabled us to take advantage of greater completion activity from customers.

Field service and other revenue for the nine months ended September 30, 2019 was $100.9 million, an increase of $10.4 million, or 11%, from $90.5 million for the nine months ended September 30, 2018. The increase was primarily attributable to the higher demand for these services following the increase in our product and rental revenue, as field service is closely correlated with these activities.

Costs and expenses

Cost of product revenue for the nine months ended September 30, 2019 was $168.3 million, an increase of $39.4 million, or 31%, from $128.9 million for the nine months ended September 30, 2018. The increase was largely attributable to an increase in product sales volume (driven by higher demand for our products) and tariff costs.

Cost of rental revenue for the nine months ended September 30, 2019 was $54.4 million, an increase of $13.0 million, or 31%, from $41.5 million for the nine months ended September 30, 2018. The increase was largely attributable to higher depreciation expense on a larger rental fleet and an increase in costs associated with the deployment of assets into the field including increased repair costs associated with a larger and more active rental fleet.

Cost of field service and other revenue for the nine months ended September 30, 2019 was $79.1 million, an increase of $9.0 million, or 13%, from $70.1 million for the nine months ended September 30, 2018. The increase was largely attributable to higher payroll costs due to additional field personnel and higher volume driven operating costs such as vehicle and equipment costs.

Selling, general and administrative expense for the nine months ended September 30, 2019 was $39.3 million, an increase of $9.3 million, or 31%, from $30.0 million for the nine months ended September 30, 2018. The increase was largely attributable to higher payroll and incentive compensation costs associated with our overall growth as well as higher stock-based compensation expense related to equity awards and professional fees and other costs associated with being a public company.

Interest income (expense), net. Interest income, net for the nine months ended September 30, 2019 was $0.5 million, compared to interest expense, net of $3.4 million for the nine months ended September 30, 2018. The change is primarily due to the repayment of our previous term loan in mid-February 2018 in conjunction with our IPO.

Other income (expense), net. Other expense, net for the nine months ended September 30, 2019 of $0.5 million relates to $1.0 million in offering expenses associated with the secondary offering of our Class A common stock in March 2019 by certain selling stockholders, partially offset by a $0.6 million non-cash adjustment for the revaluation of the liability related to the tax receivable agreement. This compares to a $4.3 million loss on early extinguishment of debt for the nine months ended September 30, 2018, recorded in conjunction with the repayment of our previous term loan with a portion of the net proceeds from our IPO. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further details of the March 2019 Secondary Offering.

Income tax expense. Cactus Inc. is subject to U.S. federal and state income taxes on its share of income of Cactus LLC. Income tax expense for the nine months ended September 30, 2019 was $22.0 million (15.0% effective tax rate) compared to income tax expense of $14.6 million (11.5% effective tax rate) for the nine months ended September 30, 2018.  Income tax expense for the nine months ended September 30, 2019 includes $2.2 million associated with the reduction of anticipated benefits in Texas and $1.9 million related to the write-off of foreign tax credits offset by a $4.2 million tax benefit related to the partial release of our valuation allowance. The partial valuation allowance release was recorded in conjunction with the redemptions of CW Units and the March 2019 Secondary Offering as a portion of our deferred tax asset for our investment in Cactus LLC became realizable. Our effective tax rate is lower than the federal statutory rate of 21% as a result of the partial release of our valuation allowance and because Cactus Inc. is only subject to U.S. federal and state income tax on its share of income of Cactus LLC. As of September 30, 2019, Cactus Inc. owned 62.7% of Cactus LLC compared to 50.3% as of September 30, 2018.

Liquidity and Capital Resources

At September 30, 2019 we had $167.5 million of cash and cash equivalents. At September 30, 2019, we had no borrowings outstanding under our ABL Credit Facility and we had $75.0 million of available borrowing capacity. See Note 5 of the Notes to Condensed Consolidated Financial Statements. We were in compliance with the covenants of the ABL Credit Facility as of September 30, 2019.

Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under our ABL Credit Facility. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed.

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

We currently estimate our net capital expenditures for the year ending December 31, 2019 will range from $50 million to $55 million, excluding acquisitions, mostly related to rental fleet investments. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, available capacity in existing locations, prevailing economic conditions, market conditions in the E&P industry, customers’ forecasts, demand and volatility and company initiatives.

We believe that our existing cash on hand, cash generated from operations and available borrowings under our ABL Credit Facility will be sufficient for at least the next 12 months to meet working capital requirements, anticipated capital expenditures, expected TRA liability payments, anticipated tax liabilities and dividends to holders of our Class A common stock. In addition, we believe we will be able to fund pro rata cash distributions to holders of CW units (other than Cactus Inc.) resulting from the requirement to make TRA liability payments, tax liabilities and dividends from Cactus Inc.

Cash Flows

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$148,191	$122,350
Net cash used in investing activities	(37,715)	(54,407)
Net cash used in financing activities	(13,042)	(32,922)

Net cash provided by operating activities was $148.2 million and $122.4 million for the nine months ended September 30, 2019 and 2018, respectively. The primary reasons for the change were  a $13.4 million increase in net income, a $6.7 million increase in non-cash items and a $5.7 million decrease in net working capital use, including a $9.3 million TRA payment.

Net cash used in investing activities was $37.7 million and $54.4 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease was primarily due to lower capital expenditures associated with the investment in our rental fleet during the nine months ended September 30, 2019, in addition to higher proceeds from certain asset sales.

Net cash used in financing activities of $13.0 million for the nine months ended September 30, 2019 consists of $1.5 million used to repurchase stock, $5.9 million in Cactus LLC member distributions and $5.7 million related to the principal payments on our finance leases. Net cash used in financing activities of $32.9 million for the nine months ended September 30, 2018 was primarily related to the payment of $31.8 million in Cactus LLC member distributions to provide funds to pay their federal and state liabilities associated with taxable income recognized by them as a result of their ownership in Cactus LLC. Also during the nine months ended September 30, 2018, we received $828.2 million of net proceeds from our IPO and the July 2018 follow-on offering offset by (i) a $248.5 million repayment of the borrowings outstanding under the term loan portion of our Prior Credit Agreement and (ii) $575.7 million in redemptions of CW Units from certain direct and indirect owners of Cactus LLC in connection with our IPO, and the July 2018 follow-on offering resulting in $4.0 million of net cash provided by these activities.

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

Assuming no material changes in the relevant tax law, we expect that if the TRA were terminated as of September 30, 2019, the estimated termination payments, based on the assumptions discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements, would be approximately $313 million, calculated using a discount rate equal to one-year LIBOR plus 150 basis points, applied against an undiscounted liability of $407 million. A 10% increase in the price of our Class A common stock at September  30, 2019 would have increased the discounted liability by $15 million to $328 million (an undiscounted increase of $20 million to $427 million), and likewise, a 10% decrease in the price of our

Class A common stock at September 30, 2019 would have decreased the discounted liability by $15 million to $298 million (an undiscounted decrease of $20 million to $387 million).

Contractual Obligations

A summary of our contractual obligations as of September 30, 2019 is provided in the following table:

	Payments Due by Period For the Year Ending December 31,
	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Operating lease liabilities (1)	$1,747	$6,389	$4,365	$3,290	$2,635	$8,545	$26,971
Finance lease obligations (2)	2,096	6,731	3,176	697	—	—	12,700
Liability related to TRA (3)	—	14,815	12,159	12,391	12,655	168,900	220,920
Total	$3,843	$27,935	$19,700	$16,378	$15,290	$177,445	$260,591

(1)	Operating lease obligations relate to real estate and equipment.
(2)	Finance lease obligations relate to vehicles used in our business.
(3)	Represents obligations of Cactus Inc. to make payments under the TRA. The amount and timing of payments is subject to change.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019 due to a previously disclosed material weakness in internal control over financial reporting that remains unremediated as of that date. This material weakness was identified and discussed in “Part II – Item 9A - Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Annual Report”).

Progress Toward Remediation of Material Weakness

In response to the identified material weakness related to the accounting of the liability and deferred tax asset associated with the tax receivable agreement (“TRA”) described in our 2018 Annual Report, we implemented certain processes and procedures to address and remediate this material weakness. To date, we have completed the following actions:

•

Replaced our outside service provider for tax compliance, support of tax accounting and reporting functions, and TRA accounting processes beginning in the first quarter of 2019 and hired a Tax Director in May 2019 who has extensive knowledge and experience in accounting for TRA liabilities;

•	Redesigned and enhanced controls related to the quarterly processes around accounting for the TRA in the second quarter of 2019; and
•	Redesigned and further enhanced controls related to detailed reviews of the completeness and accuracy of inputs (including estimates) and assumptions used in calculations in the third quarter of 2019.

The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Therefore,  the material weakness has not been remediated as of September 30, 2019. We will monitor the effectiveness of our remediation plan and will refine our remediation plan as appropriate.

Based on our progress to  date, we believe the material weakness will be remediated as of December 31, 2019 so that we will be able to report that our internal controls over financial reporting are effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

Other than the changes noted above under the heading “Progress Toward Remediation of Material Weakness,” there has been no change in our internal control over financial reporting that occurred during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to lawsuits arising in the ordinary course of our business. We cannot predict the outcome of any such lawsuits with certainty, but management believes it is unlikely that pending or threatened legal matters will have a material adverse impact on our financial condition.

Due to the nature of our business, we are, from time to time, involved in other routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. In the opinion of our management, none of these, whether pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our results of operations, financial condition or cash flows.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following sets forth information with respect to our repurchase of Class A common stock during the three months ended September 30, 2019 (in whole shares).

Period	Total number of shares purchased (1)	Average price paid per share (2)
July 1-31, 2019	-	$-
August 1-31, 2019	-	$-
September 1-30, 2019	443	$29.97
Total	443	$29.97
(1)	Consists of shares of Class A common stock repurchased from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period.
(2)	Average price paid for Class A common stock purchased from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period.

Item 6.   Exhibits.

The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report.

Exhibit No.	Description
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

Cactus, Inc.

October 31, 2019	By :	/s/ Scott Bender
Date		Scott Bender
President, Chief Executive Officer and Director (Principal Executive Officer)

October 31, 2019	By :	/s/ Stephen Tadlock
Date		Stephen Tadlock
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)