Form 10-K
period 2019-12-31
Cactus, Inc.
filed 2020-02-28
CIK 1699136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No  ☑

As of June 30, 2019, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $1.6 billion.

As of February 24, 2020, the registrant had 47,339,551 shares of Class A common stock, $0.01 par value per share, and 27,957,699 shares of Class B common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Forward‑looking statements may include statements about:

•	demand for our products and services, which is affected by, among other things, changes in the price of crude oil and natural gas in domestic and international markets;
•	the level of growth in number of rigs, pad sizes, well spacings and associated well count and availability of takeaway capacity;
•	capital spending discipline exercised by customers;
•	changes in the number of drilled but uncompleted wells (“DUC’s”) and the level of completion activity;
•	the size and timing of orders;
•	availability of raw materials and imported items;
•	transportation differentials associated with reduced capacity in and out of the storage hub in Cushing, Oklahoma;
•	expectations regarding raw materials, overhead and operating costs and margins;
•	availability of skilled and qualified workers;
•	potential liabilities such as warranty and product liability claims arising out of the installation, use or misuse of our products;
•	the possibility of cancellation of orders;
•	our business strategy;
•	our financial strategy, operating cash flows, liquidity and capital required for our business;
•	our future revenue, income and operating performance;
•	the ability to pay dividends and the amount of any such dividends;

ii

•	the termination of relationships with major customers or suppliers;
•	laws and regulations, including environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;
•	disruptions in the political, regulatory, economic and social conditions domestically or internationally;
•	outbreaks of pandemic or contagious diseases that may disrupt our suppliers or facilities or impact demand for oil and gas;
•

increases in import tariffs assessed on products from China and imported raw materials used in the manufacture of our goods in the United States which could negatively impact margins and our working capital;

•

the significance of future liabilities under the Tax Receivable Agreement (the “TRA”) we entered into with certain current or past direct and indirect owners of Cactus LLC (the “TRA Holders”) in connection with our initial public offering;

•	a failure of our information technology infrastructure or any significant breach of security;
•	potential uninsured claims and litigation against us;
•	competition within the oilfield services industry;
•	our dependence on the continuing services of certain of our key managers and employees;
•	currency exchange rate fluctuations associated with our international operations; and
•	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

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

iii

PART I

Except as otherwise indicated or required by the context, all references in this Annual Report to “the Company,” “Cactus,” “we,” “us” and “our” refer to (i) Cactus Wellhead, LLC (“Cactus LLC”) and its consolidated subsidiaries prior to the completion of our initial public offering and (ii) Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries (including Cactus LLC) following the completion of our initial public offering on February 12, 2018.

Item 1.     Business

Our History

Cactus Inc. was incorporated on February 17, 2017 as a Delaware corporation for the purpose of completing an initial public offering of equity and related transactions (our “IPO”). Cactus LLC is a Delaware limited liability company and was formed on July 11, 2011. We began operating in August 2011, following the formation of Cactus LLC by Scott Bender and Joel Bender, who have owned or operated wellhead manufacturing businesses since the late 1970s, and Cadent Energy Partners II, L.P. (“Cadent”),  an affiliate of Cadent Energy Partners LLC, as its equity sponsor. We acquired our primary manufacturing facility in Bossier City, Louisiana in September 2011 and established our other production facility, located in Suzhou, China in December 2013 through our subsidiary there. Since we began operating, we have grown to 14 U.S. service centers located in Texas, Pennsylvania, Oklahoma, North Dakota,  New Mexico, Louisiana, Colorado and Wyoming as well as three service centers in Eastern Australia. Our corporate headquarters are located in Houston, Texas.

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

Organization Structure

On February 12, 2018, we completed our initial public offering of 23.0 million shares of Class A common stock, par value $0.01 per share (“Class A common stock”), at a price to the public of $19.00 per share. We received net proceeds of $408.0 million after deducting underwriting discounts and commissions and payment of $2.8 million in offering expenses for the IPO. We also paid $2.2 million in offering expenses during 2017. On February 14, 2018 we completed the sale of an additional 3.5 million shares of Class A common stock pursuant to the exercise in full by the underwriters of their option to purchase additional shares of Class A common stock (the “Option”), from which we received an additional $61.6 million net proceeds after deducting underwriting discounts and commissions. We contributed all of the net proceeds of our IPO (including from the Option) to Cactus LLC in exchange for CW Units. Cactus LLC used the $469.6 million of the net proceeds from our IPO to (i) repay all of the borrowings outstanding under its term loan facility, including accrued interest, of $251.0 million and (ii) redeem $216.4 million of CW Units from certain direct and indirect owners of Cactus LLC. The remaining $2.2 million was retained by Cactus LLC to cover offering expenses previously paid in 2017.

Cactus Inc. is a holding company whose only material asset is an equity interest consisting of units representing limited liability company interests in Cactus LLC (“CW Units”). Cactus Inc. became the sole managing member of Cactus LLC upon completion of our IPO and is responsible for all operational, management and administrative decisions relating to Cactus LLC’s business. The Limited Liability Company Operating Agreement of Cactus LLC was amended and restated as the First Amended and Restated Limited Liability Company Operating Agreement of Cactus LLC (the “Cactus Wellhead LLC Agreement”) to, among other things, admit Cactus Inc. as the sole managing member of Cactus LLC. Pursuant to the Cactus Wellhead LLC Agreement, holders of CW Units are entitled to redeem their CW Units, which results in a corresponding increase in Cactus Inc.’s membership interest in Cactus LLC and an increase in the number of shares of

Class A common stock outstanding. The following is a rollforward of ownership of legacy CW Units by legacy CW Unit Holders:

CW Units
(in thousands)
CW Units held by legacy CW Unit Holders as of February 7, 2018	60,558
IPO	(12,118)
July 2018 Follow-on Offering	(11,197)
Other CW Unit redemptions	(7)
CW Units held by legacy CW Unit Holders as of December 31, 2018	37,236
March 2019 Secondary Offering	(8,474)
Other CW Unit redemptions	(804)
CW Units held by legacy CW Unit Holders as of December 31, 2019	27,958

On July 16, 2018, we completed a public offering of 11.2 million shares (consisting of 10.0 million base shares and 1.2 million shares sold pursuant to the underwriters’ option to purchase additional shares) of Class A common stock (the “Follow-on Offering”) at a price to the public of $33.25 per share and received $359.3 million of net proceeds after deducting underwriting discounts and commissions. Cactus Inc. contributed these net proceeds to Cactus LLC in exchange for CW Units. Cactus LLC then used the net proceeds to redeem 11.2 million CW Units from certain of the owners of Cactus LLC, and Cactus Inc. canceled a  corresponding number of shares of Class B common stock, par value $0.01 per share (“Class B common stock”).

On March 19, 2019, Cactus Inc. entered into an underwriting agreement by and among Cactus Inc., Cactus LLC, certain selling stockholders of Cactus (the “Selling Stockholders”) and the underwriters named therein, providing for the offer and sale of Class A common stock by the Selling Stockholders (the “March 2019 Secondary Offering”). As described in the prospectus supplement dated March 19, 2019 and filed with the Securities and Exchange Commission on March 20, 2019, in connection with the March 2019 Secondary Offering, certain Selling Stockholders owning CW Units exercised their Redemption Right with respect to 8.5 million CW Units, together with a corresponding number of shares of Class B common stock, as provided in the Cactus LLC Agreement. The March 2019 Secondary Offering closed on March 21, 2019, at which time, in exercise of its Call Right, Cactus Inc. acquired the redeemed CW Units and a corresponding number of shares of Class B common stock (which shares of Class B common stock were then canceled) and issued 8.5 million shares of Class A common stock to the underwriters at the direction of the redeeming Selling Stockholders, as provided in the Cactus LLC Agreement. In addition, certain other Selling Stockholders sold 26 thousand shares of Class A common stock in the March 2019 Secondary Offering, which shares were owned by them directly prior to the closing of this offering. Cactus did not receive any of the proceeds from the sale of common stock in the March 2019 Secondary Offering. Cactus incurred $1.0 million in offering expenses which were recorded in other income (expense), net, in the consolidated statement of income.

In this Annual Report, we refer to the owners of CW Units, other than Cactus Inc., (along with their permitted transferees) as “CW Unit Holders.”  CW Unit Holders also own one share of our Class B common stock for each CW Unit such CW Unit Holder owns. As of December 31, 2019, after giving effect to our IPO, Follow-on Offering, the March 2019 Secondary Offering and additional redemptions pursuant to the Cactus Wellhead LLC Agreement, Cactus Inc. owns an approximate 62.8% interest in Cactus LLC, and the CW Unit Holders own an approximate 37.2% interest in Cactus LLC as of December 31, 2019, which is based on 47.2 million shares of Class A common stock and 28.0 million shares of Class B common stock issued and outstanding.

The following diagram indicates our simplified ownership structure as of December 31, 2019:

Overview

Our principal products include our Cactus SafeDrill®  wellhead systems as well as frac stacks, our Cactus SafeLinkTM system, zipper manifolds and production trees that we design and manufacture. Every oil and gas well requires a wellhead, which is installed at the onset of the drilling process and remains with the well through its entire productive life. The Cactus SafeDrill® wellhead systems employ technology which allows technicians to land and secure casing strings more safely from the rig floor, reducing the need to descend into the cellar. We believe we are a market leader in the application of such technology, with thousands of our products sold and installed across the United States since 2011. During the completion phase of a well, we rent frac stacks, zipper manifolds and other high-pressure equipment that are used for well control and for managing the transmission of frac fluids and proppants during the hydraulic fracturing process. These severe service applications require robust and reliable equipment. For the subsequent production phase of a well, we sell production trees and the equipment to interface with various forms of artificial lift that regulate hydrocarbon production, which are installed on the wellhead after the frac stack has been removed. In addition, we provide mission-critical field services for all of our products and rental items, including 24-hour service crews to assist with the installation, maintenance, repair and safe handling of the wellhead and pressure control equipment.

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

We operate through service centers in the United States, which are strategically located in the key oil and gas producing regions, including the Permian, SCOOP/STACK, Marcellus, Utica, Eagle Ford, and Bakken, among other active oil and gas regions in the United States, and in Eastern Australia. These service centers support our field services and provide equipment assembly and repair services. Our manufacturing and production facilities are located in Bossier City, Louisiana and Suzhou, China.

How We Generate Our Revenues

We operate in one business segment. Our revenues are derived from three sources: products, rentals, and field service and other. Product revenues are primarily derived from the sale of wellhead systems and production trees. Rental revenues are primarily derived from the rental and associated repair of equipment used for well control during the completion process as well as the rental of drilling tools. Field service and other revenues are primarily earned when we provide installation and other field services for both product sales and equipment rental. Additionally, other revenues are derived from providing repair and reconditioning services to customers that have previously installed wellheads or production trees on their wellsite. Items sold or rented generally have an associated service component. As a result, there is some level of correlation between field service and other revenues and revenues from product sales and rentals.

For the year ended December 31, 2019, we derived 57% of our total revenues from the sale of our products, 22% from rental and 21% from field service and other. In 2018, we derived 53% of our total revenues from the sale of our products, 25% from rental and 22% from field service and other. In 2017, we derived 55% of our total revenues from the sale of our products, 23% from rental and 22% from field service and other. We have predominantly domestic operations, with a small amount of sales being generated in Australia.

Most of our sales are made on a call out basis pursuant to agreements, wherein our clients provide delivery instructions for goods and/or services as their operations require. Such goods and/or services are most often priced in accordance with a preapproved price list. The actual pricing of our products and services is impacted by a number of factors including competitive pricing pressure, the level of utilized capacity in the oil service sector, maintenance of market share, cost of producing the product and general market conditions.

Costs of Conducting Our Business

The principal elements of cost of sales for our products are the direct and indirect costs to manufacture and supply the product, including labor, materials, machine time, tariffs and duties, freight and lease expense related to our facilities. The principal elements of cost of sales for rentals are the direct and indirect costs of supplying rental equipment, including depreciation, repairs specifically performed on such rental equipment and freight. The principal elements of cost of sales for field service and other are labor, equipment depreciation and repair, equipment lease expense, fuel and supplies.

Selling, general and administrative expense is comprised of costs such as sales and marketing, engineering, general corporate overhead, business development, compensation, employment benefits, information technology, safety and environmental, legal and professional.

Interest income (expense),  net includes interest expense associated with our credit facility, finance leases and accrued interest on deferred payments under the TRA.

Impact of Section 232 of the Trade Expansion Act of 1962 (“Section 232”)

On March 8, 2018, the President of the United States issued two proclamations imposing tariffs on imports of certain steel and aluminum products, effective March 23, 2018. The decision was made in response to the Department of Commerce's findings and recommendations in its reports of its investigations into the impact of imported steel and aluminum on the national security of the United States pursuant to Section 232. Specifically, the President imposed a 25% global tariff on certain imported steel mill products and a 10% global tariff on certain imported aluminum products. The President subsequently has issued proclamations permanently excluding Argentina, Australia, Brazil, Canada, Mexico and South Korea from the steel tariff and Argentina, Australia, Canada and Mexico from the aluminum tariff, though imports of steel from Argentina, Brazil and South Korea, and imports of aluminum from Argentina, are subject to absolute quotas. The tariffs and quotas have caused the cost of raw materials to increase.

Impact of Section 301 of the Trade Act of 1974 (“Section 301”)

On May 10, 2019, the U.S. Trade Representative announced that it was increasing the level of tariffs on approximately $200 billion worth of Chinese imports pursuant to Section 301. The tariff rate on covered products that were exported on or after May 10, 2019 was raised from 10% to 25%. Covered products that were exported from China to the United States prior to May 10, 2019 remained subject to an additional 10% tariff if they entered the U.S. before June 15, 2019. Substantially all of the products and frac rental equipment that we import through our Chinese supply chain are subject to the tariffs. For the year ended December 31, 2019, we estimate that approximately 50% of our goods received were sourced through our Chinese supply chain.

We believe further increases in the tariff rate above 25% may adversely affect our business, but a combination of factors may mitigate some of the impact of any future increases in tariff rates on our results of operations. These include, among other things, use of product received prior to the introduction of tariffs, our negotiations with suppliers, use of alternative supply chains and favorable currency exchange movements.

Suppliers and Raw Materials

Forgings, castings and bar stock represent the principal raw materials used in the manufacture of our products and rental equipment. In addition, we require accessory items (such as elastomers, ring gaskets, studs and nuts) and machined components. We purchase these items from vendors in the United States, China and Australia. For the years ended December 31, 2019, 2018 and 2017, approximately $36.5 million, $46.7 million and $33.4 million, respectively, of machined component purchases were made from a vendor located in China, representing approximately 16%, 21% and 22%, respectively, of our total third-party vendor purchases. We do not believe that we are overly dependent on any individual vendor to supply our required materials or services. The materials and services essential to our business are normally readily available and, where we use one or a few vendors as a source of any particular materials or services, we believe that we can, within a reasonable period of time, make satisfactory alternative arrangements in the event of an interruption of supply from any vendor. We believe that our materials and services vendors have the capacity to meet additional demand should we require it, although likely at higher costs and delayed deliveries.

Manufacturing

Our manufacturing and production facilities are located in Bossier City, Louisiana and Suzhou, China. Although both facilities can produce our full range of products, our Bossier City facility has advanced capabilities and is designed to support time-sensitive and rapid turnaround orders, while our facility in China is optimized for longer lead time orders and outsources its machining requirements. Both our Bossier City and China facilities are licensed to the latest American Petroleum Institute (“API”) 6A specification for both wellheads and valves and API Q1 and ISO 9001:2015 quality management systems. Our Bossier City facility is configured to provide rapid-response production of made-to-order equipment. Where traditional manufacturing facilities are designed to run in batches with different machining processes occurring in stages, this facility uses advanced computer numeric control machines to perform multiple machining operations in a single step. We believe eliminating the setup and queue times between machining processes allows us to offer significantly shorter order-to-delivery time for equipment than our competitors, albeit at higher costs than China. Responsiveness to urgent needs strengthens our relationship with key customers.

Our Bossier City manufacturing facility also functions as a repair and testing facility with its API 6A certification and full Quality Assurance and Quality Control department. The facility also has the ability to perform hydrostatic testing, phosphate and oiling, copper coating and frac valve remanufacturing.

Our production facility in China is configured to efficiently produce our range of pressure control products and components for less time-sensitive, higher-volume orders. All employees in our Suzhou facility are Cactus employees, which we believe is a key factor in ensuring high quality. Our Suzhou facility currently assembles and tests machined components before shipment to Cactus facilities in the United States and Australia.

Trademarks and Other Intellectual Property

Trademarks are important to the marketing of our products. We consider the Cactus Wellhead trademark to be important to our business as a whole. The Company has numerous trademarks registered with the U.S. Patent and Trademark Office and has also applied for registration status of numerous trademarks which are pending.

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

Cyclicality

We are substantially dependent on conditions in the oil and gas industry, including the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which have historically been volatile, and by the availability of capital and the associated capital spending discipline exercised by customers. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities and capital spending, which could adversely affect demand for our products and services and, in certain instances, result in the cancellation, modification or rescheduling of existing and expected orders and the ability of our customers to pay us for our products and services. These factors could have an adverse effect on our revenue and profitability.

Seasonality

Our business is not significantly impacted by seasonality, although our fourth quarter has historically been impacted by holidays and our clients’ budget cycles.

Customers

We serve over 200 customers representing majors, independents and other oil and gas companies with operations in the key U.S. oil and gas producing basins including the Permian, SCOOP/STACK, Marcellus, Utica, Eagle Ford, Bakken and other active oil and gas basins, as well as in Australia. Pioneer Natural Resources represented approximately 10% of total revenues for the year ended December 31, 2019 and 11% during each of the years ended December 31, 2018 and 2017.

Competition

The markets in which we operate are highly competitive. We believe that we are one of the largest suppliers of wellheads in the United States. We compete with divisions of Schlumberger, Baker Hughes and TechnipFMC, as well as with a number of other companies. Similar to Cactus, each of Schlumberger, Baker Hughes and TechnipFMC manufacture their own engineered products.

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

Environmental, Health and Safety Regulation

We are subject to stringent governmental laws and regulations, both in the United States and other countries, pertaining to protection of the environment and occupational safety and health. Compliance with environmental legal requirements in the United States at the federal, state or local levels may require acquiring permits to conduct regulated activities, incurring capital expenditures to limit or prevent emissions, discharges and any unauthorized releases, and complying with stringent practices to handle, recycle and dispose of certain wastes. These laws and regulations include, among others:

•	the Federal Water Pollution Control Act (the “Clean Water Act”);
•	the Clean Air Act;
•	the Comprehensive Environmental Response, Compensation and Liability Act;
•	the Resource Conservation and Recovery Act;
•	the Occupational Safety and Health Act; and
•	national and local environmental protection laws in the People’s Republic of China.

New, modified or stricter enforcement of environmental laws and regulations could be adopted or implemented that significantly increase our compliance costs, pollution mitigation costs, or the cost of any remediation of environmental contamination that may become necessary, and these costs could be material. Our clients are also subject to most, if not all, of the same laws and regulations relating to environmental protection and occupational safety and health in the United States and in foreign countries where we operate. Consequently, to the extent these environmental compliance costs, pollution mitigation costs or remediation costs are incurred by our clients, those clients could elect to delay, restrict or cancel drilling, exploration or production programs, which could reduce demand for our products and services and, as a result, have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

API Certifications. Our manufacturing facility and our production facility are currently certified by the API as being in compliance with API 6A, 21st Edition product specification for both wellheads and valves and API Q1, 9th Edition, Addendum 2, and ISO 9001:2015 quality management systems. API’s standards are subject to revision, however, and there is no guarantee that future amendments or substantive changes to the standards would not require us to modify our operations or manufacturing processes to meet the new standards. Doing so may materially affect our operational costs. We also cannot guarantee that changes to the standards would not lead to the rescission of our licenses should we be unable to make the changes necessary to meet the new standards. Furthermore, these facilities are subjected to annual audits by the API. Loss of our API licenses could materially affect demand for these products.

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

Although we do not conduct hydraulic fracturing, increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and gas production activities using hydraulic fracturing techniques. In addition, the adoption of new laws or regulations at the federal, state, local or foreign level imposing reporting obligations on, or otherwise limiting, delaying or banning, the hydraulic fracturing process or other processes on which hydraulic fracturing and subsequent hydrocarbon production relies, such as water disposal, could make it more difficult to complete oil and natural gas wells. Further,  it could increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our products.

Climate Change. State, national and international governments and agencies continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases. Changes in environmental requirements related to greenhouse gases, climate change and alternative energy sources may negatively impact demand for our services. For example, oil and natural gas exploration and production may decline as a result of environmental requirements, including land use policies responsive to environmental concerns. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, may reduce demand for oil and natural gas and could have a negative impact on our business. Likewise, such restrictions may result in additional compliance obligations that could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

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

Our insurance includes coverage for commercial general liability, damage to our real and personal property, damage to our mobile equipment, sudden and accidental pollution liability, workers’ compensation and employer’s liability, auto liability, foreign package policy, commercial crime, fiduciary liability employment practices, cargo, excess liability, and directors and officers’ insurance. We also maintain a partially self-insured medical plan that utilizes specific and aggregate stop loss limits.  Our insurance includes various limits and deductibles or self‑insured retentions, which must be met prior to, or in conjunction with, recovery.

Employees

As of December 31, 2019, we employed over 1,100 people. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be good.

Available Information

Our principal executive offices are located at 920 Memorial City Way, Suite 300, Houston, TX 77024, and our telephone number at that address is (713) 626‑8800. Our website address is www.CactusWHD.com. Our periodic reports and other information filed with or furnished to the Securities and Exchange Commission (“SEC”) are available, free of charge, through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Information on our website or any other website is not incorporated by reference into this Annual Report and does not constitute a part of this Annual Report.

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

Factors affecting the prices of oil and natural gas include, but are not limited to, the following:

•	demand for hydrocarbons, which is affected by worldwide population growth, economic growth rates and general economic and business conditions;
•	available excess production capacity within the Organization of Petroleum Exporting Countries (“OPEC”) and the level of oil and gas production by non‑OPEC countries;
•	the continued development of shale plays which may influence worldwide supply;
•	transportation differentials associated with reduced capacity in and out of the storage hub in Cushing, Oklahoma;
•	costs of exploring for, producing and delivering oil and natural gas;
•	political and economic uncertainty and sociopolitical unrest;
•	oil refining capacity and shifts in end‑customer preferences toward fuel efficiency and the use of natural gas;
•	conservation measures and technological advances affecting energy consumption;
•	potential acceleration of the commercial development of alternative energy sources (such as wind, solar, geothermal, tidal, fuel cells and biofuels);
•	access to capital and credit markets, which may affect our customers’ activity levels and spending for our products and services;

•	changes in laws and regulations related to hydraulic fracturing activities;
•	changes in environmental laws and regulations (including relating to the use of coal in power plants); and
•	natural disasters.

The oil and gas industry is cyclical and has historically experienced periodic downturns, which have been characterized by diminished demand for our products and services and downward pressure on the prices we charge. These downturns cause many exploration and production (“E&P”) companies to reduce their capital budgets and drilling activity. Any future downturn or expected downturn could result in a significant decline in demand for oilfield services and adversely affect our results of operations, financial condition and cash flows.

Growth in U.S. drilling and completion activity, and our ability to benefit from such growth, could be adversely affected by any significant constraints in equipment, labor or takeaway capacity in the regions in which we operate.

Growth in U.S. drilling and completion activity may be impacted by, among other things, pressure pumping capacity, pipeline capacity, and material and labor shortages. While there is no perceived shortage in capacity, should significant growth in activity occur there could be concerns over availability of the equipment, materials and labor required to drill and complete a well, together with the ability to move the produced oil and natural gas to market. Should significant constraints develop that materially impact the economics of oil and gas producers, growth in U.S. drilling and completion activity could be adversely affected. This would have an adverse impact on the demand for the products we sell and rent, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

In addition to our facilities in the United States, we operate one production facility in China and have facilities in Australia that sell and rent equipment as well as provide parts, repair services and field services associated with installation. Instability and unforeseen changes in any of the markets in which we conduct business could have an adverse effect on the demand for, or supply of, our products and services, our results of operations and our financial condition. These factors include, but are not limited to, the following:

•	nationalization and expropriation;
•	potentially burdensome taxation;
•	inflationary and recessionary markets, including capital and equity markets;
•	civil unrest, labor issues, political instability, natural disasters, terrorist attacks, cyber‑terrorism, military activity and wars;
•	outbreaks of pandemic or contagious diseases;
•	supply disruptions in key oil producing countries;
•	tariffs, trade restrictions, trade protection measures, including those associated with Section 232 and Section 301, or price controls;
•	foreign ownership restrictions;
•	import or export licensing requirements;
•	restrictions on operations, trade practices, trade partners and investment decisions resulting from domestic and foreign laws and regulations;
•	changes in, and the administration of, laws and regulations;
•	inability to repatriate income or capital;
•	reductions in the availability of qualified personnel;
•	development and implementation of new technologies;
•	foreign currency fluctuations or currency restrictions; and
•	fluctuations in the interest rate component of forward foreign currency rates.

Our operations and results may be negatively impacted by the coronavirus outbreak.

During January 2020, a novel strain of coronavirus surfaced in the Hubei province in China. We operate one facility in China in Suzhou, located in the Jiangsu province. While the Jiangsu province does not share any borders with the Hubei province, it is approximately 500 miles from Hubei. On January 27, 2020, in an effort to halt the outbreak, China’s State Council announced an extension of the Lunar New Year celebration and thus extended the mandatory closure of all non-essential enterprises until February 10, 2020 in the Jiangsu province. As a result of these measures, we temporarily closed our facility in Suzhou for 10 days. Although the Suzhou facility reopened on February 10, 2020, it is currently operating at a reduced capacity due to, among other reasons, employee shortages resulting in part from government-imposed travel restrictions and local statutory quarantines. We cannot be sure the Suzhou facility will not face additional closures or assess how long it will continue operating at a reduced capacity. Additionally, even once our operations at the Suzhou facility are fully restored, continued government-imposed transportation restrictions or subsequent bottlenecks in the shipment of our products may result in additional negative effects to our supply chain or our ability to transport our products to our customers. There are still too many variables and uncertainties regarding the coronavirus outbreak to fully assess the potential impact on our business, including the ultimate geographic spread of the virus, the duration and severity of the outbreak and the extent of travel restrictions and business closures imposed in China or other affected countries. We believe that our existing inventory levels and other operations will be able to meet customer commitments and demand for the near future, and we do not believe that the coronavirus is likely to have a material adverse impact on our results of operations for the first quarter of 2020. However, a prolonged shutdown or reduction in capacity of our Chinese operations or other facilities in China that are engaged in our supply chain will likely have a negative effect on our results of operations, which could be material. Broader global effects of potentially reduced consumer confidence, reduced demand for oil and gas and other macro issues could also have a negative effect on our overall business.

We are dependent on a relatively small number of customers in a single industry. The loss of an important customer could adversely affect our results of operations and financial condition.

Our customers are engaged in the oil and natural gas E&P business primarily in the United States and Australia. Historically, we have been dependent on a relatively small number of customers for our revenues. For the years ended December 31, 2019 and 2018, Pioneer Natural Resources represented 10% and 11%, respectively, of our total revenue and no other customer represented more than 10% of our total revenue.

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

In both the United States and Australia, our customers are required to obtain permits or authorizations from one or more governmental agencies or other third parties to perform drilling and completion activities, including hydraulic fracturing. Such permits or approvals are typically required by state agencies but can also be required by federal and local governmental agencies or other third parties. The requirements for such permits or authorizations vary depending on the location where such drilling and completion activities will be conducted. As with most permitting and authorization processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit or approval to be issued and the conditions which may be imposed in connection with the granting of the permit. In some jurisdictions, certain regulatory authorities have delayed or suspended the issuance of permits or authorizations while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. In Texas, rural water districts have begun to impose restrictions on water use and may require permits for water used in drilling and completion activities. Permitting, authorization or renewal delays, the inability to obtain new permits or the revocation of current permits could cause a loss of revenue and potentially have a materially adverse effect on our business, results of operations and financial condition.

Competition within the oilfield services industry may adversely affect our ability to market our services.

The oilfield services industry is highly competitive and fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than we do. The amount of equipment available may exceed demand, which could result in active price competition. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. In addition, adverse market conditions lower demand for well servicing equipment, which results in excess equipment and lower utilization rates. If market conditions in our oil‑oriented operating areas were to deteriorate or if adverse market conditions in our natural gas‑oriented operating areas persist, the prices we are able to charge and utilization rates may decline. The competitive environment intensified in late 2014 and again in late 2019 as a result of the industry downturn and oversupply of oilfield equipment and services. Any significant future increase in overall market capacity for the products, rental equipment or services that we offer could adversely affect our business and results of operations.

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

Our ability to source low cost raw materials and components, such as steel castings and forgings, is critical to our ability to manufacture and sell our products and provide our services competitively. Our results of operations may be adversely affected by our inability to manage the rising costs and availability of raw materials and components used in our wide variety of products and systems. We cannot assure that we will be able to continue to purchase these raw materials on a timely basis or at commercially viable prices, nor can we be certain of the impact of changes to Section 232 or Section 301 and future legislation that may impact trade with China. Further, unexpected changes in the size of regional and/or product markets, particularly for short lead‑time products, could affect our results of operations and cash flows. Should our current suppliers be unable to provide the necessary raw materials or components or otherwise fail to deliver such materials and components timely and in the quantities required, resulting delays in the provision of products or services to our customers could have a material adverse effect on our business.

In accordance with Section 1502 of the Dodd‑Frank Act, the SEC’s rules regarding mandatory disclosure and reporting requirements by public companies of their use of “conflict minerals” (tantalum, tin, tungsten and gold) originating in the Democratic Republic of Congo and adjoining countries became effective in 2014. While the conflict minerals rule continues in effect as adopted, there remains uncertainty regarding how the conflict minerals rule, and our compliance obligations, will be affected in the future. Additional requirements under the rule could affect sourcing at competitive prices and availability in sufficient quantities of tungsten, which is used in the manufacture of our products or in the provision of our services. This could have a material adverse effect on our ability to purchase these products in the future. The costs of compliance, including those related to supply chain research, the limited number of suppliers and possible changes in the sourcing of these minerals, could have a material adverse effect on our results of operations and cash flows.

Our relationship with one of our vendors is important to us.

We obtain certain important materials and machining services from one of our vendors located in China. For the years ended December 31, 2019, 2018 and 2017, approximately $36.5 million, $46.7 million and $33.4 million, respectively, of purchases of machined components were made from this vendor, representing approximately 16%, 21% and 22%, respectively, of our total third party vendor purchases of raw materials, finished products, equipment, machining and other services. If we are not able to maintain our relationship or we experience supply-related issues with such vendor, our results of operations could be adversely impacted until we are able to find an alternative vendor.

We design, manufacture, sell, rent and install equipment that is used in oil and gas E&P activities, which may subject us to liability, including claims for personal injury, property damage and environmental contamination should such equipment fail to perform to specifications.

We provide products and systems to customers involved in oil and gas exploration, development and production. Some of our equipment is designed to operate in high‑temperature and/or high‑pressure environments, and some equipment is designed for use in hydraulic fracturing operations. We also provide parts, repair services and field services associated with installation at all of our facilities and service centers in the United States and Australia, as well as at customer sites. Because of applications to which our products and services are exposed, particularly those involving high pressure environments, a failure of such equipment, or a failure of our customers to maintain or operate the equipment properly, could cause damage to the equipment, damage to the property of customers and others, personal injury and environmental contamination and could lead to a variety of claims against us that could have an adverse effect on our business and results of operations.

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

Risks inherent in our industry include the risks of equipment defects, installation errors, the presence of multiple contractors at the wellsite over which we have no control, vehicle accidents, fires, explosions, blowouts, surface cratering, uncontrollable flows of gas or well fluids, pipe or pipeline failures, abnormally pressured formations and various environmental hazards such as oil spills and releases of, and exposure to, hazardous substances. For example, our operations are subject to risks associated with hydraulic fracturing, including any mishandling, surface spillage or potential underground migration of fracturing fluids, including chemical additives. The occurrence of any of these events could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean‑up responsibilities, regulatory investigations and penalties, suspension of operations and repairs required to resume operations. The cost of managing such risks may be significant. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our products or services if they view our environmental or safety record as unacceptable, which could cause us to lose customers and substantial revenues.

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

Oilfield anti-indemnity provisions enacted by many states may restrict or prohibit a party’s indemnification of us.

We typically enter into agreements with our customers governing the provision of our services, which usually include certain indemnification provisions for losses resulting from operations. Such agreements may require each party to indemnify the other against certain claims regardless of the negligence or other fault of the indemnified party; however, many states place limitations on contractual indemnity agreements, particularly agreements that indemnify a party against the consequences of its own negligence. Furthermore, certain states, including Louisiana, New Mexico, Texas, and Wyoming, have enacted statutes generally referred to as “oilfield anti-indemnity acts” expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Such oilfield anti-indemnity acts may restrict or void a party’s indemnification of us, which could have a material adverse effect on our business, financial condition, prospects, and results of operations.

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

Our operations outside of the United States require us to comply with numerous anti‑bribery and anti‑corruption regulations. The U.S. Foreign Corrupt Practices Act, among others, applies to us and our operations. Our policies, procedures and programs may not always protect us from reckless or criminal acts committed by our employees or agents, and severe criminal or civil sanctions may be imposed as a result of violations of these laws. We are also subject to the risks that our employees and agents outside of the United States may fail to comply with applicable laws.

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

Environmental laws and regulations in the United States and foreign countries affect the equipment, systems and services we design, market and sell, as well as the facilities where we manufacture and produce our equipment and systems in the United States and China, and opportunities our customers pursue that create demand for our products. For example, we may be affected by such laws as the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Clean Water Act, the Clean Air Act and the Occupational Safety and Health Act of 1970. Further, our customers may be subject to a range of laws and regulations governing hydraulic fracturing, offshore drilling, and greenhouse gas emissions.

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

Existing or future laws and regulations related to greenhouse gases and climate change could have a negative impact on our business and may result in additional compliance obligations with respect to the release, capture, and use of greenhouse gases that could have a material adverse effect on our business, results of operations, prospects, and financial condition.

Changes in environmental requirements related to greenhouse gas emissions and climate change may negatively impact demand for our products and services. For example, oil and natural gas E&P may decline as a result of environmental requirements, including land use policies responsive to environmental concerns. Federal, state, and local agencies have been evaluating climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases in areas in which we conduct business. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws and regulations related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws or regulations reduce demand for oil and natural gas. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration, and use of greenhouse gases that could have a material adverse effect on our business, results of operations, prospects, and financial condition.  Finally, increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events; if such effects were to occur, they could have an adverse impact on our operations.

The outcome of final actions under Section 301 of the Trade Act of 1974 may adversely affect our business.

On March 22, 2018 the President of the United States announced his decisions on the actions that the U.S. government will take based on the findings of an investigation under Section 301, which included a proposed 25% tariff on approximately $50 billion worth of imports from China. The United States has since taken subsequent actions to impose additional tariffs on imports from China, which currently include a 25% tariff on approximately $250 billion worth of Chinese imports and a 15% tariff on approximately $120 billion worth of Chinese imports.  In December 2019, the Office of the United States Trade Representative announced that the United States has reached a Phase One trade deal with China, under which the U.S. suspended indefinitely the imposition of an additional 15% tariff on certain Chinese products not covered in an earlier Section 301 action, and cut the 15% tariff on $120 billion worth of Chinese goods to 7.5%. The United States will be maintaining the 25% tariff on approximately $250 billion of Chinese imports.  Substantially all of the products that we import through our Chinese supply chain are subject to the 25% tariff.  In the three months ended December 31, 2019, we estimate that approximately 50% of our inventory value received was sourced through our Chinese supply chain. To the extent these actions result in a decrease in demand for our products, our business may be adversely impacted. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. or other countries, the impact of these trade actions on our operations or results remains uncertain.

If we are unable to fully protect our intellectual property rights or trade secrets, we may suffer a loss in revenue or any competitive advantage or market share we hold, or we may incur costs in litigation defending intellectual property rights.

While we have some patents and others pending, we do not have patents relating to many of our key processes and technology. If we are not able to maintain the confidentiality of our trade secrets, or if our competitors are able to replicate our technology or services, our competitive advantage would be diminished. We also cannot provide any assurance that any patents we may obtain in the future would provide us with any significant commercial benefit or would allow us to prevent our competitors from employing comparable technologies or processes.

We may initiate litigation from time to time to protect and enforce our intellectual property rights. In any such litigation, a defendant may assert that our intellectual property rights are invalid or unenforceable. Third parties from time to time may also initiate litigation against us by asserting that our businesses infringe, impair, misappropriate, dilute or otherwise violate another party’s intellectual property rights. We may not prevail in any such litigation, and our intellectual property rights may be found invalid or unenforceable or our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. The results or costs of any such litigation may have an adverse effect on our business, results of operations and financial condition. Any litigation concerning intellectual property could be protracted and costly, is inherently unpredictable and could have an adverse effect on our business, regardless of its outcome.

A failure of our information technology infrastructure and cyberattacks could adversely impact us.

We depend on our information technology (“IT”) systems for the efficient operation of our business. Accordingly, we rely upon the capacity, reliability and security of our IT hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. Despite our implementation of security measures, our systems are vulnerable to damage from computer viruses, natural disasters, incursions by intruders or hackers, failures in hardware or software, power fluctuations, cyber terrorists and other similar disruptions. Additionally, we rely on third parties to support the operation of our IT hardware and software infrastructure, and in certain instances, utilize web‑based applications. The failure of our IT systems or those of our vendors to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, inappropriate disclosure of confidential and proprietary information, reputational harm, increased overhead costs and loss of important information, which could have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Adverse weather conditions could impact demand for our services or materially impact our costs.

Our business could be harmed by adverse weather conditions. For example, unusually warm winters could negatively affect the demand for our products and services by decreasing the demand for natural gas or unusually cold winters could adversely affect our ability to perform our services due to delays in the delivery of products that we need to provide our services. Our operations in arid regions can be affected by droughts and limited access to water used in hydraulic fracturing operations. Severe weather can also directly impede our own operations. Repercussions of adverse weather conditions may include:

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

Risks Related to Our Class A Common Stock

We are a holding company whose only material asset is our equity interest in Cactus LLC, and accordingly, we are dependent upon distributions from Cactus LLC to pay taxes, make payments under the TRA and cover our corporate and other overhead expenses and pay dividends to holders of our class A common stock.

We are a holding company and have no material assets other than our equity interest in Cactus LLC. We have no independent means of generating revenue. To the extent Cactus LLC has available cash and subject to the terms of any current or future credit agreements or debt instruments, we intend to cause Cactus LLC to make (i) pro rata distributions to its unitholders, including us, in an amount at least sufficient to allow us to pay our taxes and to make payments under the TRA and (ii) non‑pro rata payments to us to reimburse us for our corporate and other overhead expenses. To the extent that we need funds and Cactus LLC or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any future financing arrangements, or are otherwise unable to provide such funds, our financial condition and liquidity could be materially adversely affected. In addition, our ability to pay dividends to holders of our Class A common stock depends on receipt of distributions from Cactus LLC.

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

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to comply with the requirements of Section 404 or if we or our auditors identify and report material weaknesses in internal control over financial reporting, our investors may lose confidence in our reported information and our stock price may be negatively affected.

Section 404 requires that we document and test our internal control over financial reporting and issue our management’s assessment of our internal control over financial reporting. This section also requires that our independent registered public accounting firm issue an attestation report on such internal control. If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or if we or our auditors identify and report material weaknesses in our internal control over financial reporting, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Cadent and Cactus WH Enterprises LLC have the ability to direct the voting of a significant percentage of the voting power of our common stock, and their interests may conflict with those of our other shareholders.

Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our amended and restated certificate of incorporation. Cadent and Cactus WH Enterprises LLC (“Cactus WH Enterprises”), a Delaware limited liability company owned by Scott Bender, Joel Bender, Steven Bender and certain of our other officers and employees, own approximately 11% and 24% of our voting power, respectively, as of December 31, 2019.

As a result, Cadent and Cactus WH Enterprises effectively control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership will limit your ability to affect the way we are managed or the direction of our business. The interests of Cadent and Cactus WH Enterprises with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. In addition, the Chairman of our board of directors is currently a member of Cadent Energy Partners LLC. This director’s duties as a partner of Cadent Energy Partners LLC may conflict with his duties as our director, and the resolution of these conflicts may not always be in our or your best interest. Furthermore, in connection with our IPO, we entered into a stockholders’ agreement with Cadent and Cactus WH Enterprises. Among other things, the stockholders’ agreement provides each of Cadent and Cactus WH Enterprises with the right to designate a certain number of nominees to our board of directors so long as they and their respective affiliates collectively beneficially own at least 5% of the outstanding shares of our common stock. The existence of significant stockholders and the stockholders’ agreement may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management or limiting the ability of our other stockholders to approve transactions that they may deem to be in our best interests. Cadent and Cactus WH Enterprises’ concentration of stock ownership may also adversely affect the trading price of our Class A common stock to the extent investors perceive a disadvantage in owning stock of a company with significant stockholders. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Stockholders’ Agreement.”

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

Subject to certain limitations and exceptions, the CW Unit Holders may cause Cactus LLC to redeem their CW Units for shares of Class A common stock (on a one‑for‑one basis, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions) and then sell those shares of Class A common stock. Additionally, we may issue additional shares of Class A common stock or convertible securities in subsequent public offerings. We have 47,159,099 outstanding shares of Class A common stock and 27,957,699 outstanding shares of Class B common stock as of December 31, 2019. The CW Unit Holders own all 27,957,699 shares of Class B common stock, representing approximately 37.2% of our total outstanding common stock. As required pursuant to the terms of the registration rights agreement that we entered into at the time of our IPO, we have filed a registration statement on Form S-3 under the Securities Act of 1933, as amended, to permit the public resale of shares of Class A common stock owned by Cadent, Cactus WH Enterprises and Lee Boquet. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Stockholders’ Agreement” for more information.

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

Holders of our Class A common stock may not receive dividends on their Class A common stock.

We declared our first dividend to Class A stockholders in the fourth quarter of 2019. Holders of our Class A common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. We are incorporated in Delaware and are governed by the Delaware General Corporation Law (“DGCL”). The DGCL allows a corporation to pay dividends only out of a surplus, as determined under Delaware law or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. Under the DGCL, however, we cannot pay dividends out of net profits if, after we pay the dividend, our capital would be less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets. We are not required to pay a dividend, and any determination to pay dividends and other distributions in cash, stock or property by us in the future (including determinations as to the amount of any such dividend or distribution) will be at the discretion of our board of directors and will be dependent on then-existing conditions, including business conditions, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions, including restrictive covenants contained in debt agreements, and other factors.

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

The term of the TRA will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we exercise our right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control), and we make the termination payment specified in the TRA. In addition, payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. Payments under the TRA commenced in 2019, and in the event that the TRA is not terminated, the payments under the TRA are anticipated to continue for approximately 20 years after the date of the last redemption of CW Units.

The payment obligations under the TRA are our obligations and not obligations of Cactus LLC, and we expect that the payments we will be required to make under the TRA will be substantial. Estimating the amount and timing of payments that may become due under the TRA Agreement is by its nature imprecise. For purposes of the TRA, cash savings in tax generally are calculated by comparing our actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the TRA. The amounts payable, as well as the timing of any payments under the TRA, are dependent upon significant future events and assumptions, including the timing of the redemption of CW Units, the price of our Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming unit holder’s tax basis in its CW Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future and the U.S. federal income tax rates then applicable, and the portion of our payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. The payments under the TRA are not conditioned upon a holder of rights under the TRA having a continued ownership interest in us. For additional information regarding the TRA, see “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Tax Receivable Agreement.”

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

As a result of either an early termination or a change of control, we could be required to make payments under the TRA that exceed our actual cash tax savings under the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. If the TRA were terminated as of December 31, 2019, the estimated termination payments, based on the assumptions discussed above, would have been approximately $331.3 million (calculated using a discount rate equal to one-year LIBOR plus 150 basis points, applied against an undiscounted liability of approximately $434.7 million). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the TRA.

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

Discontinuation, reform or replacement of LIBOR and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business.

The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact interest expense related to borrowings under our credit facility and interest on deferred payments due under the TRA. We may in the future pursue amendments to our credit facility and the TRA to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement on any such amendments. Further, our credit facility limits the amount of indebtedness we and our subsidiaries may incur. As a result, additional financing to replace our LIBOR-based debt may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.

Item 1B.   Unresolved Staff Comments

None.

Item 2.    Properties

The following table sets forth information with respect to our principal facilities as of December 31, 2019. We do not believe any of the omitted properties, consisting primarily of sales offices and service centers, are individually or collectively material to our operations or business. We believe that our facilities are adequate for our current operations.

Own/
Location	Type	Lease
United States
Bossier City, LA(1)	Manufacturing Facility and Service Center	Lease
Bossier City, LA(1)	Assembly Facility and Warehouse / Land	Own
Donora, PA	Service Center	Lease
DuBois, PA	Service Center	Lease
Hobbs, NM	Service Center / Land	Own
Houston, TX	Administrative Headquarters	Lease
New Waverly, TX	Service Center / Land	Own
Odessa, TX	Service Center	Lease
Odessa, TX	Land	Own
Oklahoma City, OK	Service Center	Lease
Pleasanton, TX	Service Center	Lease
Williston, ND	Service Center	Lease
China and Australia:
Queensland, Australia	Service Centers and Offices / Land	Lease
Suzhou, China	Production Facility and Offices	Lease

(1)	Consists of various facilities adjacent to each other constituting our manufacturing facility, assembly facility, warehouse and service center.

Item 3.    Legal Proceedings

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. In the opinion of our management, there is no pending litigation, dispute or claim against us that, if decided adversely, will have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The principal market for our Class A common stock is the New York Stock Exchange (“NYSE”), where it is traded under the symbol “WHD.” As of December 31, 2019, there was one holder of record of our Class A common stock. This number excludes owners for whom Class A common stock may be held in “street name.”

Dividends

On October 29, 2019, our board of directors authorized the introduction of a regular quarterly cash dividend of $0.09 per share of Class A common stock. We currently intend to continue paying the quarterly dividend while retaining the balance of future earnings, if any, to finance the growth of our business. However, our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory and contractual restrictions on our ability to pay dividends and other factors our board of directors may deem relevant.

Performance Graph

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index, the S&P Oil & Gas Equipment & Services Index and the PHLX Oil Service Index from the date our common stock began trading through December 31, 2019. The total shareholder return assumes $100 invested on February 7, 2018 in Cactus Inc., the S&P 500 Index, the S&P Oil & Gas Equipment & Services Index and the PHLX Oil Service Index. It also assumes reinvestment of all dividends. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Cactus Inc. specifically incorporates it by reference into such filing.

Comparison of Cumulative Total Return Among Cactus Inc., the S&P 500 Index, the S&P Oil and Gas Equipment Select Industry Index and the PHLX Oil Service Index

$250
$200
$150
$100
$50
$0
02/07/18
12/31/18
12/31/19
Cactus Inc.
S&P 500 Index
S&P Oil & Gas Equipment Select Industry Index
PHLX Oil Service Index

Issuer Purchases of Equity Securities

The following sets forth information with respect to our repurchase of Class A common stock during the three months ended December 31, 2019 (in whole shares).

Period	Total number of shares purchased (1)	Average price paid per share (2)
October 1-31, 2019	740	$28.16
November 1-30, 2019	—	—
December 1-31, 2019	—	—
Total	740	$28.16

(1)	Consists of shares of Class A common stock repurchased from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period.
(2)	Average price paid for Class A common stock purchased from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period.

Item 6.    Selected Financial Data

The following tables show selected historical consolidated financial data, for the periods and as of the dates indicated, of Cactus Inc. and its consolidated subsidiaries. Our historical results are not necessarily indicative of future results. The following selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes, each of which is included in this Annual Report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Total revenues	$628,414	$544,135	$341,191	$155,048	$221,395
Total costs and expenses	445,264	366,434	252,328	144,433	179,190
Income from operations	183,150	177,701	88,863	10,615	42,205

Interest income (expense), net	879	(3,595)	(20,767)	(20,233)	(21,837)
Other income (expense), net	4,294	(4,305)	—	2,251	1,640
Income (loss) before income taxes	188,323	169,801	68,096	(7,367)	22,008
Income tax expense(1)	32,020	19,520	1,549	809	784
Net income (loss)	$156,303	$150,281	$66,547	$(8,176)	$21,224
Less: pre-IPO net income attributable to Cactus LLC	—	13,648	66,547	(8,176)	21,224
Less: net income attributable to non-controlling interest	70,691	84,950	—	—	—
Net income attributable to Cactus Inc.	$85,612	$51,683	$—	$—	$—

Earnings per Class A share - basic (2)	$1.90	$1.60	$—	$—	$—
Earnings per Class A share - diluted (2)	$1.88	$1.58	$—	$—	$—

Weighted average Class A shares outstanding - basic (2)	44,983	32,329	—	—	—
Weighted average Class A shares outstanding - diluted (2)	75,353	32,695	—	—	—

Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	$202,603	$70,841	$7,574	$8,688	$12,526
Total assets (3)	834,964	584,744	266,456	165,328	177,559
Long-term debt, net (4)	—	—	241,437	242,254	250,555
Liability related to tax receivable agreement, net of current portion	201,902	138,015	—	—	—
Finance lease obligations, net of current portion	3,910	8,741	7,946	2,065	—
Operating lease liabilities, net of current portion (3)	20,283	—	—	—	—
Stockholders'/Members’ equity (deficit) (2)	516,395	362,328	(36,217)	(103,321)	(93,167)
Cash dividends declared per common share (5)	$0.09	$—	$—	$—	$—

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
(3)

Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases, using the modified retrospective method of adoption. Prior year amounts reflected in the table above have not been restated.

(4)	In conjunction with our IPO, we used a portion of the net proceeds to repay all of the borrowings outstanding under Cactus LLC’s term loan facility.
(5)	On October 29, 2019, Cactus Inc.’s board of directors authorized the introduction of a regular quarterly cash dividend of $0.09 per share of Class A common stock.

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

This section includes comparisons of certain 2019 financial information to the same information for 2018. Year-to-year comparisons of the 2018 financial information to the same information for 2017 are contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 15, 2019, which comparative information and the information therein under the caption “Factors Affecting the Comparability of our Financial Condition and Results of Operations” are incorporated by reference herein.

Market Factors and Trends

See “Item 1. Business” for information on our products and business. Demand for our products and services depends primarily upon the general level of activity in the oil and gas industry, including the number of drilling rigs in operation, the number of oil and gas wells being drilled, the depth and drilling conditions of these wells, the number of well completions,  the level of well remediation activity, the volume of production and the corresponding capital spending by oil and natural gas companies. Oil and gas activity is in turn heavily influenced by, among other factors, oil and gas prices locally and worldwide, which have historically been volatile.

Oil supply markets tightened in 2017 and through the third quarter of 2018, driving 2018 average West Texas Intermediate (“WTI”) crude oil prices higher. However, during the fourth quarter of 2018, crude oil prices declined following concerns over slowing worldwide demand and the granting of waivers to several purchasers of Iranian oil. In response, many of the larger publicly traded E&P companies announced plans to reduce their capital budgets year-over-year for 2019. During 2019, the U.S. onshore rig count trended down as a significant number of E&P operators reduced spending levels during the latter part of 2019.

The 2019 weekly average U.S. onshore rig count as reported by Baker Hughes was 918 rigs compared to 2018’s average of 1,011 rigs. The 2019 average rig count was a 9% decrease relative to 2018, while up from the 2017 weekly average of 853 rigs.  If the rig count remains at levels below the 2019 average, there may be reduced demand for our products and services. Given the recent volatility in crude oil prices and pressure on our customers from the investment community to limit capital spending, it is generally expected that drilling activity will be down year-over-year in 2020. As of February 21, 2020, the U.S. onshore rig count was 768.

The key market factors impacting our product sales are the number of wells drilled and placed on production, as each well requires an individual wellhead assembly and, at some time after completion, the installation of an associated production tree. We measure our product sales activity levels against our competitors by the number of rigs that we are supporting on a monthly basis as it is correlated to wells drilled. Each active drilling rig produces different levels of revenue based on the customer’s drilling plan, which includes factors such as the number of wells drilled per pad, the time taken to drill each well, the number and size of casing strings, the working pressure, material selection and the complexity of the wellhead system chosen by the customer and the rate at which production trees are eventually deployed. All of these factors may be influenced by the oil and gas region in which our customer is operating. While these factors may lead to differing revenues per rig, we are able to broadly forecast our product needs and anticipated revenue levels based on general trends in a given region and with a specific customer. Increases in horizontal wells drilled as a percentage of total wells drilled, the shift towards pad drilling, and an increase in the number of wells drilled per rig are all favorable trends that we believe enhance the demand for our products relative to the active rig count.

Our rental revenues are primarily dependent on the number of wells completed (i.e., hydraulically fractured), the number of wells on a well pad and the number of fracture stages per well. Well completion activity generally follows the level of drilling activity. In 2019, a reduction in the number of drilled but uncompleted wells (“DUCs”) has led to stronger completion activity relative to drilling activity from U.S. E&P companies. Changes to the number of DUCs could provide additional opportunities or headwinds for our rental business relative to general drilling activity.

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

Recent Developments

Our factory in Suzhou, China was closed for 10 days in January and February of 2020 as a result of travel restrictions and other measures taken by the Chinese government in response to the outbreak of the coronavirus. Our Suzhou facility reopened on February 10, 2020, however it is operating at a reduced capacity. This is expected to be temporary. Given the dynamic nature of these circumstances, the extent of the business disruption resulting from the coronavirus outbreak and the financial impact thereof cannot be reasonably estimated at this time. There are still too many variables and uncertainties regarding the coronavirus outbreak to fully assess the potential impact on our business, including the ultimate geographic spread of the virus, the duration and severity of the outbreak and the extent of travel restrictions and business closures imposed in China or other affected countries. We believe that our existing inventory levels and other operations will be able to meet customer commitments and demand for the near future, and we do not believe that the coronavirus is likely to have a material adverse impact on our results of operations for the first quarter of 2020. However, a prolonged shutdown or reduction in capacity of our Chinese operations or other facilities in China that are engaged in our supply chain would likely have a negative effect on our results of operations, and that negative effect may be material. We do not believe that the measures taken by the Chinese government in response to the outbreak of the coronavirus will have a disproportionately adverse impact on us relative to our competitors.

Consolidated Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table presents summary consolidated operating results for the periods indicated:

	Year Ended
	December 31,
	2019	2018	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$357,087	$290,496	$66,591	22.9%
Rental revenue	141,816	133,418	8,398	6.3
Field service and other revenue	129,511	120,221	9,290	7.7
Total revenues	628,414	544,135	84,279	15.5
Costs and expenses
Cost of product revenue	220,615	174,675	45,940	26.3
Cost of rental revenue	69,829	55,015	14,814	26.9
Cost of field service and other revenue	103,163	96,215	6,948	7.2
Selling, general and administrative expenses	51,657	40,529	11,128	27.5
Total costs and expenses	445,264	366,434	78,830	21.5
Income from operations	183,150	177,701	5,449	3.1

Interest income (expense), net	879	(3,595)	4,474	nm
Other income (expense), net	4,294	(4,305)	8,599	nm
Income before income taxes	188,323	169,801	18,522	10.9
Income tax expense	32,020	19,520	12,500	64.0
Net income	$156,303	$150,281	$6,022	4.0
Less: Pre-IPO net income attributable to Cactus LLC	—	13,648	(13,648)	(100.0)
Less: net income attributable to non-controlling interest	70,691	84,950	(14,259)	(16.8)
Net income attributable to Cactus Inc.	$85,612	$51,683	$33,929	65.6%
nm = not meaningful

Revenues

Product revenue for the year ended December 31, 2019 was $357.1 million, an increase of $66.6 million, or 23%, from $290.5 million for the year ended December 31, 2018. The increase was primarily attributable to increased sales of wellhead and production related equipment due to our increased market share and greater efficiencies from customers.

Rental revenue for the year ended December 31, 2019 was $141.8 million, an increase of $8.4 million, or 6%, from $133.4 million for the year ended December 31, 2018. The increase was primarily attributable to increased investment in our rental fleet, including new rental offerings, that enabled us to take advantage of completion activity from customers.

Field service and other revenue for the year ended December 31, 2019 was $129.5 million, an increase of $9.3 million, or 8%, from $120.2 million for the year ended December 31, 2018. The increase was primarily attributable to the higher demand for these services following the increase in our product and rental revenue, as field service is closely correlated with these activities.

Costs and expenses

Cost of product revenue for the year ended December 31, 2019 was $220.6 million, an increase of $45.9 million, or 26%, from $174.7 million for the year ended December 31, 2018. The increase was largely attributable to an increase in product sales volume driven by higher demand for our products and tariff costs.

Cost of rental revenue for the year ended December 31, 2019 was $69.8 million, an increase of $14.8 million, or 27%, from $55.0 million for the year ended December 31, 2018. The increase was largely attributable to higher depreciation expense on a larger rental fleet and an increase in costs associated with the deployment of assets into the field including increased repair costs associated with a larger and more active rental fleet.

Cost of field service and other revenue for the year ended December 31, 2019 was $103.2 million, an increase of $6.9 million, or 7%, from $96.2 million for the year ended December 31, 2018. The increase was largely attributable to higher payroll costs due to additional field personnel and higher volume driven operating costs such as vehicle and equipment costs.

Selling, general and administrative expense for the year ended December 31, 2019 was $51.7 million, an increase of $11.1 million, or 27%, from $40.5 million for the year ended December 31, 2018. The increase was largely attributable to higher payroll and incentive compensation costs associated with our overall growth as well as higher stock-based compensation expense related to equity awards and professional fees and other costs associated with being a public company including the loss of emerging growth company (“EGC”) status.

Interest income (expense), net. Interest income, net for the year ended December 31, 2019 was $0.9 million, compared to interest expense, net of $3.6 million for the year ended December 31, 2018. The change is primarily due to the repayment of our previous term loan in mid-February 2018 in conjunction with our IPO in addition to higher interest income due to a significant increase in the Company’s cash balance in 2019.

Other income (expense), net. Other income, net for the year ended December 31, 2019 of $4.3 million consists of $1.0 million in offering expenses associated with the secondary offering of our Class A common stock in March 2019 by certain selling stockholders, offset by a $5.3 million non-cash gain on the revaluation of the liability related to the TRA. This compares to a $4.3 million loss on early extinguishment of debt for the year ended December 31, 2018, recorded in conjunction with the repayment of our previous term loan with a portion of the net proceeds from our IPO.

Income tax expense. Income tax expense for the year ended December 31, 2019 was $32.0 million (17.0% effective tax rate) compared to $19.5 million (11.5% effective tax rate) for 2018. The change was primarily attributable to an increase in Cactus Inc.’s ownership of Cactus LLC and a write down of our deferred tax asset due to a change in our forecasted state tax rate.

Liquidity and Capital Resources

At December 31, 2019 we had $202.6 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under our ABL Credit Facility. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. We had no borrowings outstanding under our ABL Credit Facility and had $75.0 million of available borrowing capacity. We were in compliance with the covenants of the ABL Credit Facility as of December 31, 2019.

Our ability to satisfy our liquidity requirements, including cash distributions to CW Unit Holders to fund their respective income tax liabilities relating to their share of the income of Cactus LLC and to fund liabilities related to the TRA, that we entered into with TRA Holders, depends on our future operating performance, which is affected by prevailing economic conditions, market conditions in the E&P industry, availability and cost of raw materials, and financial, business and other factors, many of which are beyond our control.

We currently estimate our net capital expenditures for the year ending December 31, 2020 will range from $30 million to $40 million, excluding acquisitions, mostly related to rental fleet investments. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, available capacity in existing locations, prevailing economic conditions, market conditions in the E&P industry, customers’ forecasts, volatility and company initiatives.

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

Cash Flows

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$209,632	$167,180
Net cash used in investing activities	(55,948)	(68,154)
Net cash used in financing activities	(21,669)	(35,004)

Net cash provided by operating activities was $209.6 million and $167.2 million for the years ended December 31, 2019 and 2018, respectively. The primary reasons for the change were a $6.0 million increase in net income, a $12.3 million increase in non-cash items and a $24.2 million decrease in net working capital use, inclusive of a $9.3 million TRA payment.

Net cash used in investing activities was $55.9 million and $68.2 million for the years ended December 31, 2019 and 2018, respectively. The decrease was primarily due to lower capital expenditures associated with the investment in our rental fleet during the year ended December 31, 2019, in addition to higher proceeds from certain asset sales.

Net cash used in financing activities was $21.7 million and $35.0 million for the years ended December 31, 2019 and 2018, respectively. Net cash used in financing for the year ended December 31, 2019 includes $8.4 million in pro rata distributions to Cactus LLC members, finance lease payments of $7.5 million, dividend payments to holders of Class A common stock of $4.2 million and $1.5 million related to the repurchase of shares to satisfy tax withholding obligations of  restricted stock units that vested during the period. We did not receive any of the proceeds from our March 2019 Secondary Offering. Net cash used in financing activities for 2018 includes $31.8 million in Cactus LLC member distributions, of which $26.0 million of these distributions were made prior to the IPO, to provide funds to pay members’ federal and state liabilities associated with taxable income recognized by them as a result of their ownership in Cactus LLC. Also during 2018, we received $828.2 million of net proceeds from our IPO, the Option and the Follow-on Offering offset by (i) a $248.5 million repayment of the borrowings outstanding under the term loan portion of our prior credit agreement and (ii) $575.7 million in redemptions of CW Units from certain direct and indirect owners of Cactus LLC in connection with our IPO, the Option and the Follow-on Offering. We also made finance lease payments of $6.3 million during 2018.

Tax Receivable Agreement

The TRA that Cactus Inc. entered into with the TRA Holders in connection with our IPO generally provides for the payment by Cactus Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. Cactus Inc. will retain the benefit of the remaining 15% of these net cash savings. To the extent Cactus LLC has available cash, we intend to cause Cactus LLC to make pro rata distributions to its unitholders, including us, in an amount at least sufficient to allow us to pay our taxes and to make payments under the TRA.

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

Assuming no material changes in the relevant tax law, we expect that if the TRA were terminated as of December 31, 2019, the estimated termination payments, based on the assumptions discussed in Note 9 of the Notes to the Consolidated Financial Statements, would be approximately $331.3 million, calculated using a discount rate equal to one-year LIBOR plus 150 basis points, applied against an undiscounted liability of $434.7 million. A 10% increase in the price of our Class A common stock at December 31, 2019 would have increased the discounted liability by $17.2 million to $348.5 million (an undiscounted increase of $23.2 million to $457.9 million), and likewise, a 10% decrease in the price of our Class A common stock at December 31, 2019 would have decreased the discounted liability by $17.3 million to $314.0 million (an undiscounted decrease of $23.3 million to $411.4 million).

Dividend Policy

On October 29, 2019, our board of directors authorized the introduction of a regular quarterly cash dividend of $0.09 per share of Class A common stock. We currently intend to continue paying the quarterly dividend while retaining the balance of future earnings, if any, to finance the growth of our business. However, our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory and contractual restrictions on our ability to pay dividends and other factors our board of directors may deem relevant.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2019 is provided in the following table. We had no bank debt outstanding as of December 31, 2019.

	Payments Due by Period For the Year Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
	(in thousands)
Operating leases	$7,691	$6,291	$3,967	$3,072	$2,453	$7,163	$30,637
Finance leases	7,434	3,438	768	4	—	—	11,644
Liability related to TRA (1)	14,630	11,959	12,183	12,439	12,700	152,621	216,532
Total	$29,755	$21,688	$16,918	$15,515	$15,153	$159,784	$258,813

(1)	Represents obligations by Cactus Inc. to make payments under the TRA. The amounts and timing of payments are subject to change.

Critical Accounting Policies and Estimates

In preparing our financial statements in accordance with GAAP, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from available data or is not otherwise capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine, and we must exercise significant judgment. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements. We identify certain accounting policies as critical based on, among other things, their impact on the portrayal of our financial condition and results of operations and the degree of difficulty, subjectivity and complexity in their deployment. Note 2 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements. The following is a brief discussion of our most critical accounting policies.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard cost (which approximates average cost) and weighted average methods. Costs include an application of related direct labor and overhead cost. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We evaluate the components of inventory on a regular basis for excess and obsolescence. Reserves are made based on a range of factors, including age, usage and technological or market changes that may impact demand for those products. The amount of reserve recorded is subjective and is susceptible to change from period to period.

Long‑Lived Assets

Key estimates related to long‑lived assets include useful lives and recoverability of carrying values. Such estimates could be modified, as impairment could arise as a result of changes in supply and demand fundamentals, technological developments, new competitors with cost advantages and the cyclical nature of the oil and gas industry. We evaluate long‑lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long‑lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are available, and a provision made where the cash flow is less than the carrying value of the asset. The estimation of future cash flows and fair value is highly subjective and inherently imprecise. Estimates can change materially from period to period based on many factors. Accordingly, if conditions change in the future, we may record impairment losses, which could be material to any particular reporting period.

Income Taxes

Deferred taxes are recorded using the liability method, whereby tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

We assess the likelihood that our deferred tax assets will be recovered through adjustments to future taxable income. To the extent we believe recovery is not likely, we establish a valuation allowance to reduce the asset to a value we believe will be recoverable based on our expectation of future taxable income. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates management is using to manage the underlying business. If the projected future taxable income changes materially, we may be required to reassess the amount of valuation allowance recorded against our deferred tax assets.

Tax Receivable Agreement

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

Estimating the amount and timing of the tax benefit is by its nature imprecise and the assumptions used in the estimates can change. The tax benefit is dependent upon future events and assumptions, the amount of the redeeming unit holders' tax basis in its CW Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future and the U.S. federal, state and local income tax rate then applicable, and the portion of Cactus Inc.’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. The most critical estimate included in calculating the TRA liability to record is the combined U.S. federal income tax rate and an assumed combined state and local income tax rate, to determine the future benefit we will realize. A 100 basis point decrease/increase in the blended tax rate used would decrease/increase the TRA liability recorded at December 31, 2019 by approximately  $12.0 million.

Recent Accounting Pronouncements

See Note 2 in the Notes to the Consolidated Financial Statements for discussion of recent accounting pronouncements.

Inflation

While inflationary cost increases can affect our income from operations’ margin, we believe that inflation generally has not had, and in the near future is not expected to have, a  material adverse effect on our results of operations. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and we tend to experience inflationary pressure on wages and raw materials.

Off‑Balance Sheet Arrangements

We do not have off‑balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to market risk from changes in foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk

We have subsidiaries with operations in China and Australia who conduct business in their local currencies (functional currencies) and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Additionally, certain intercompany balances between our U.S. and foreign subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our subsidiaries in China and Australia, the changes in these balances are translated in our Consolidated Statements of Income. As a result, we are exposed to foreign exchange risk as it relates to these balances.

Interest Rate Risk

Our ABL Credit Facility is variable rate debt. At December 31, 2019, although there were no borrowings outstanding, the applicable margin on Eurodollar borrowings was 1.5% plus an adjusted base rate of one or three month LIBOR.

Item 8.    Financial Statements and Supplementary Data

The following Consolidated Financial Statements are filed as part of this Annual Report:

Cactus, Inc. and Subsidiaries

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or “COSO”) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers, LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which appears herein.

/s/ Scott Bender	/s/ Stephen Tadlock
President, Chief Executive Officer and Director	Vice President, Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cactus, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cactus, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liability related to the Tax Receivable Agreement

As described in Notes 2 and 9 to the consolidated financial statements, the Company has a liability under the Tax Receivable Agreement (“TRA”) of $216.5 million as of December 31, 2019.  In connection with its initial public offering, the Company entered into the TRA with certain direct and indirect owners of Cactus Wellhead, LLC (the “TRA Holders”). The TRA generally provides for payment by the Company to the TRA Holders 85% of the net cash tax savings, if any, in United States federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances as a result of (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s ownership interest in Cactus Wellhead, LLC, (ii) certain increases in tax basis resulting from the repayment of borrowings outstanding under Cactus Wellhead, LLC’s term loan facility, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRA. Management calculates the TRA liability by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state.

The principal considerations for our determination that performing procedures relating to the liability related to the TRA is a critical audit matter are there was significant complexity in i) management’s calculation of the tax basis, and (ii) developing the applicable state apportionment factors utilized in determining the appropriate blended tax rate.  This in turn led to a high degree of auditor subjectivity and effort in performing procedures and evaluating the appropriateness of the calculation of the tax basis and the blended tax rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.  As disclosed by management, a material weakness existed during the year related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the calculation and recognition of the TRA liability, including controls over the completeness and accuracy of the underlying data used in the tax basis and blended tax rate calculations. These procedures also included, among others, testing the information used in the calculation of the TRA liability, and the involvement of professionals with specialized skills and knowledge to assist in (i) developing an independent calculation of the tax basis, (ii) comparing the independent calculation to management’s calculations to evaluate the reasonableness of the tax basis, (iii) evaluating the apportionment factors and the resulting blended tax rate, and (iv) assessing management’s application of the tax laws. Evaluating management’s determination of the apportionment factors involved considering the current and expected activity levels of the Company and whether the apportionment factors were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 28, 2020

We have served as the Company’s auditor since 2015.

CACTUS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$202,603	$70,841
Accounts receivable, net of allowance of $837 and $576, respectively	87,865	92,269
Inventories	113,371	99,837
Prepaid expenses and other current assets	11,044	11,558
Total current assets	414,883	274,505

Property and equipment, net	161,748	142,054
Operating lease right-of-use assets, net	26,561	—
Goodwill	7,824	7,824
Deferred tax asset, net	222,545	159,053
Other noncurrent assets	1,403	1,308
Total assets	$834,964	$584,744
Liabilities and Equity
Current liabilities
Accounts payable	$40,957	$42,047
Accrued expenses and other current liabilities	22,067	15,650
Current portion of liability related to tax receivable agreement	14,630	9,574
Finance lease obligations, current portion	6,735	7,353
Operating lease liabilities, current portion	6,737	—
Total current liabilities	91,126	74,624

Deferred tax liability, net	1,348	1,036
Liability related to tax receivable agreement, net of current portion	201,902	138,015
Finance lease obligations, net of current portion	3,910	8,741
Operating lease liabilities, net of current portion	20,283	—
Total liabilities	318,569	222,416
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 47,159 and 37,654 shares issued and outstanding	472	377
Class B common stock, $0.01 par value, 215,000 shares authorized, 27,958 and 37,236 shares issued and outstanding	—	—
Additional paid-in capital	194,456	126,418
Retained earnings	132,990	51,683
Accumulated other comprehensive loss	(452)	(820)
Total stockholders' equity attributable to Cactus Inc.	327,466	177,658
Non-controlling interest	188,929	184,670
Total stockholders' equity	516,395	362,328
Total liabilities and equity	$834,964	$584,744

The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Revenues
Product revenue	$357,087	$290,496	$189,091
Rental revenue	141,816	133,418	77,469
Field service and other revenue	129,511	120,221	74,631
Total revenues	628,414	544,135	341,191
Costs and expenses
Cost of product revenue	220,615	174,675	124,030
Cost of rental revenue	69,829	55,015	40,519
Cost of field service and other revenue	103,163	96,215	60,602
Selling, general and administrative expenses	51,657	40,529	27,177
Total costs and expenses	445,264	366,434	252,328
Income from operations	183,150	177,701	88,863

Interest income (expense), net	879	(3,595)	(20,767)
Other income (expense), net	4,294	(4,305)	—
Income before income taxes	188,323	169,801	68,096
Income tax expense	32,020	19,520	1,549
Net income	$156,303	$150,281	$66,547
Less: pre-IPO net income attributable to Cactus LLC	—	13,648	66,547
Less: net income attributable to non-controlling interest	70,691	84,950	—
Net income attributable to Cactus Inc.	$85,612	$51,683	$—

Earnings per Class A share - basic	$1.90	$1.60	$—
Earnings per Class A share - diluted	$1.88	$1.58	$—

Weighted average Class A shares outstanding - basic	44,983	32,329	—
Weighted average Class A shares outstanding - diluted	75,353	32,695	—

The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net income	$156,303	$150,281	$66,547
Foreign currency translation adjustments	368	(902)	557
Comprehensive income	156,671	149,379	67,104
Less: pre-IPO comprehensive income attributable to Cactus LLC	—	13,928	67,104
Less: comprehensive income attributable to non-controlling interest	70,581	84,212	—
Comprehensive income attributable to Cactus Inc.	$86,090	$51,239	$—

The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
	Members'	Class A		Class B		Additional		Other	Non-	Total
	Equity	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	controlling	Equity
(in thousands)	(Deficit)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	(Deficit)
Balance at December 31, 2016	$(102,846)	—	$—	—	$—	$—	$—	$(475)	$—	$(103,321)
Other comprehensive income	—	—	—	—	—	—	—	557	—	557
Net income	66,547	—	—	—	—	—	—	—	—	66,547
Balance at December 31, 2017	$(36,299)	—	$—	—	$—	$—	$—	$82	$—	$(36,217)
Member distributions prior to IPO	(26,000)	—	—	—	—	—	—	—	—	(26,000)
Net income prior to IPO	13,648	—	—	—	—	—	—	—	—	13,648
Effect of IPO	48,651	26,450	265	48,440	—	71,196	—	—	130,861	250,973
Member distributions after IPO	—	—	—	—	—	—	—	—	(5,848)	(5,848)
Effect of Follow-on Offering and CW Unit redemptions	—	11,204	112	(11,204)	—	24,472	—	—	(25,293)	(709)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	26,046	—	—	—	26,046
Other comprehensive (loss)	—	—	—	—	—	—	—	(902)	—	(902)
Stock-based compensation	—	—	—	—	—	4,704	—	—	—	4,704
Net income after IPO	—	—	—	—	—	—	51,683	—	84,950	136,633
Balance at December 31, 2018	$—	37,654	$377	37,236	$—	$126,418	$51,683	$(820)	$184,670	$362,328
Adjustment to prior periods	—	—	—	—	—	10,424	—	409	(11,339)	(506)
Member distributions	—	—	—	—	—	—	—	—	(8,392)	(8,392)
Effect of CW Unit redemptions	—	9,278	93	(9,278)	—	48,635	—	(59)	(48,669)	—
Adjustment to deferred tax asset from CW Unit redemptions	—	—	—	—	—	(9,751)	—	—	—	(9,751)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	15,250	—	—	—	15,250
Equity award vestings	—	227	2	—	—	(791)	—	—	(760)	(1,549)
Other comprehensive income	—	—	—	—	—	—	—	18	4	22
Stock-based compensation	—	—	—	—	—	4,271	—	—	2,724	6,995
Cash dividends declared ($0.09 per share)	—	—	—			—	(4,305)	—	—	(4,305)
Net income	—	—	—	—	—	—	85,612	—	70,691	156,303
Balance at December 31, 2019	$—	47,159	$472	27,958	$—	$194,456	$132,990	$(452)	$188,929	$516,395

The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities
Net income	$156,303	$150,281	$66,547
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	38,854	30,153	23,271
Debt discount and deferred financing cost amortization	168	275	1,752
Stock-based compensation	6,995	4,704	—
Provision for bad debts	355	—	(100)
Inventory obsolescence	2,552	1,451	1,259
Loss on disposal of assets	236	886	534
Deferred income taxes	25,403	15,201	220
Loss on debt extinguishment	—	4,305	—
Gain from revaluation of liability related to tax receivable agreement	(5,336)	—	—
Changes in operating assets and liabilities:
Accounts receivable	4,204	(8,105)	(50,094)
Inventories	(17,592)	(38,227)	(28,279)
Prepaid expenses and other assets	438	(6,509)	(4,012)
Accounts payable	(607)	7,651	19,505
Accrued expenses and other liabilities	6,994	5,114	4,104
Payments pursuant to tax receivable agreement	(9,335)	—	—
Net cash provided by operating activities	209,632	167,180	34,707

Cash flows from investing activities
Capital expenditures and other	(59,703)	(70,053)	(32,082)
Proceeds from sale of assets	3,755	1,899	1,404
Net cash used in investing activities	(55,948)	(68,154)	(30,678)

Cash flows from financing activities
Principal payments on long-term debt	—	(248,529)	(2,569)
Payment of deferred financing costs	—	(840)	—
Payments on finance leases	(7,484)	(6,274)	(2,744)
Net proceeds from equity offerings	—	828,168	—
Dividends paid to Class A common stock shareholders	(4,244)	—	—
Distributions to members	(8,392)	(31,848)	—
Redemptions of CW Units	—	(575,681)	—
Repurchases of shares	(1,549)	—	—
Net cash used in financing activities	(21,669)	(35,004)	(5,313)

Effect of exchange rate changes on cash and cash equivalents	(253)	(755)	170

Net increase (decrease) in cash and cash equivalents	131,762	63,267	(1,114)

Cash and cash equivalents
Beginning of period	70,841	7,574	8,688
End of period	$202,603	$70,841	$7,574

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

As the sole managing member of Cactus LLC, Cactus Inc. operates and controls all of the business and affairs of Cactus LLC and conducts its business through Cactus LLC and its subsidiaries. As a result, Cactus Inc. consolidates the financial results of Cactus LLC and its subsidiaries and reports non-controlling interest related to the portion of CW Units not owned by Cactus Inc., which reduces net income attributable to holders of Cactus Inc.’s Class A common stock, par value $0.01 per share (“Class A common stock”). For information regarding our IPO, see our Annual Report on Form 10-K for the year ended December 31, 2018.

As of December 31, 2019, Cactus Inc. owned 62.8% of Cactus LLC as compared to 50.3% as of December 31, 2018. As of December 31, 2019, Cactus Inc. had outstanding 47.2 million shares of Class A common stock (representing 62.8% of the total voting power) and 28.0 million shares of Class B common stock (representing 37.2% of the total voting power).

2. Summary of Significant Accounting Policies and Other Items

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements include the accounts of Cactus Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Cactus Inc. is the sole managing member of Cactus LLC and consolidates the financial results of Cactus LLC and its subsidiaries and reports a non-controlling interest related to the portion of CW Units not owned by Cactus Inc., which reduces net income attributable to holders of Cactus Inc.’s Class A common stock.

Use of Estimates

In preparing our consolidated financial statements in conformity with GAAP, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from available data or is not otherwise capable of being readily calculated based on accepted methodologies. In some cases, these estimates are particularly difficult to determine, and we must exercise significant judgment. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our consolidated financial statements.

Segment Information

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

Concentrations of Credit Risk

Our assets that are potentially subject to concentrations of credit risk are cash and cash equivalents and accounts receivable. We manage the credit risk associated with these financial instruments by transacting only with what management believes are financially secure counterparties, requiring credit approvals and credit limits and monitoring counterparties’ financial condition. Our receivables are spread over a number of customers, a majority of which are operators and suppliers to the oil and natural gas industry. Our maximum exposure to credit loss in the event of non‑performance by the customer is limited to the receivable balance. We perform ongoing credit evaluations and monitoring as to the financial condition of our customers with respect to trade receivables. Generally, no collateral is required as a condition of sale. We also control our exposure associated with trade receivables by discontinuing sales and service to non-paying customers. We had one customer representing 10% of total revenues for the year ended December 31, 2019 and one customer representing 11% of total revenues in each of the years ended December 31, 2018 and 2017.

Significant Vendors

We purchase a significant portion of supplies, equipment and machined components from a single vendor. During 2019, 2018 and 2017, purchases from this vendor totaled $36.5 million, $46.7 million and $33.4 million, respectively. These figures represent approximately 16%, 21% and 22% for the respective periods, of total third party vendor purchases of raw materials, finished products, equipment, machining and other services. Amounts due to the vendor included in accounts payable, in the consolidated balance sheets, as of December 31, 2019 and 2018 totaled $4.3 million and $5.0 million, respectively.

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

We account for amounts payable under the TRA in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. As such, subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other income (expense), net. For the year ended December 31, 2019, we recognized a $5.3 million gain on the change in the TRA liability. See Note 9 for further details on the TRA liability.

Revenue Recognition

The majority of our revenues are derived from short-term contracts for fixed consideration. Product sales generally do not include right of return or other significant post-delivery obligations. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenues are recognized when we satisfy a performance obligation by transferring control of the promised goods or providing services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration we expect to be entitled to in exchange for those goods or services. The majority of our contracts with customers contain a single performance obligation to provide agreed upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. We do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. We do not incur any material costs of obtaining contracts.

We do not adjust the amount of consideration per the contract for the effects of a significant financing component when we expect, at contract inception, that the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less, which is in substantially all cases. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 45 days. Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We treat shipping and handling associated with outbound freight as a fulfillment cost instead of as a separate performance obligation. We recognize the cost for the associated shipping and handling when incurred as an expense in cost of sales.

Our revenues are derived from three sources: products, rentals, and field service and other:

Product revenue. Product revenues are primarily derived from the sale of wellhead systems and production trees. Revenue is recognized when the products have shipped and the customer obtains control of the products.

Rental revenue. Rental revenues are primarily derived from the rental of equipment, tools and products used for well control during the drilling and completion phases to customers. Our rental agreements are directly with our customers and provide for a rate based on the period of time the equipment is used or made available to the customer. In addition, customers are charged for repair costs either through an agreed upon rate or as incurred. Revenue is recognized ratably over the rental period, which tends to be short-term in nature with most equipment on site for less than 90 days.

Field service and other revenue. We provide field services to our customers based on contractually agreed rates. Other revenues are derived from providing repair and reconditioning services to customers who have installed wellheads and production trees on their wellsite. Revenues are recognized as the services are performed or rendered.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in our consolidated statements of income as incurred.

Stock‑based Compensation

We measure the cost of equity‑based awards based on the grant date fair value and we allocate the compensation expense over the corresponding service period, which is usually the vesting period, using the straight‑line method. The grant date fair value is determined by the average price of the trading high and trading low of our Class A common stock on the effective date of the grant.

Income Taxes

Deferred taxes are recorded using the asset and liability method, whereby tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We regularly evaluate the valuation allowances established for deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies and results of recent operations. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded.

Cactus Inc. is a corporation and is subject to U.S. federal as well as state income tax related to its ownership percentage in Cactus LLC. Cactus LLC is a limited liability company treated as a partnership for U.S. federal income tax purposes and files a U.S. Return of Partnership Income, which includes both our U.S. and foreign operations. Consequently, the members of Cactus LLC are taxed individually on their share of earnings for U.S. federal and state income tax purposes. However, Cactus LLC is subject to the Texas Margins Tax. Additionally, our operations in both Australia and China are subject to local country income taxes. See Note 5 “Income Taxes” for additional information regarding income taxes.

Cash and Cash Equivalents

Cash in excess of current operating requirements is invested in short-term interest-bearing investments with maturities of three months or less at the date of purchase and is stated at cost, which approximates fair value. Throughout the year we maintained cash balances that were not covered by federal deposit insurance. We have not experienced any losses in such accounts.

Accounts Receivable

We extend credit to customers in the normal course of business. We do not accrue interest on delinquent accounts receivable. Accounts receivable includes amounts billed and currently due from customers and unbilled amounts for products delivered and services performed for which billings had not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of December 31, 2019 and 2018 was $23.8 million and $26.8 million, respectively. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. In our determination of the allowance for doubtful accounts, we assess those amounts where there are concerns over collection and record an allowance for that amount. Estimating this amount requires us to analyze the financial condition of our customers, our historical experience and any specific concerns. Earnings are charged with a provision for doubtful accounts based on this review of the collectability of accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. Accounts receivable is net of allowance for doubtful accounts of $0.8 million and $0.6 million as of December 31, 2019 and 2018, respectively. The following is a rollforward of our allowance for doubtful accounts:

	Balance at				Balance at
	Beginning of	Expense			End of
	Period	(recovery)	Write off	Other	Period
Year Ended December 31, 2019	$576	$355	$(94)	$—	$837
Year Ended December 31, 2018	740	—	(164)	—	576
Year Ended December 31, 2017	851	(100)	(3)	(8)	740

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard cost (which approximates average cost) and weighted average methods. Costs include an application of related direct labor and overhead cost. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Reserves are made for excess and obsolete items based on a range of factors, including age, usage and technological or market changes that may impact demand for those products. The inventory obsolescence reserve was $9.8 million and $7.3 million as of December 31, 2019 and 2018, respectively. The following is a rollforward of our inventory obsolescence reserve:

	Balance at				Balance at
	Beginning of				End of
	Period	Expense	Write off	Other	Period
Year Ended December 31, 2019	$7,310	$2,552	$(90)	$—	$9,772
Year Ended December 31, 2018	5,885	1,451	—	(26)	7,310
Year Ended December 31, 2017	4,770	1,259	(103)	(41)	5,885

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

Land		N/A
Buildings	10	-	30	years
Machinery and equipment	2	-	12	years
Vehicles under finance lease			3	years
Rental equipment	2	-	8	years
Furniture and fixtures			5	years
Computers and software			4	years

Property and equipment as of December 31, 2019 and 2018 consists of the following:

	December 31,
	2019	2018
Land	$3,203	$3,614
Buildings and improvements	21,655	20,803
Machinery and equipment	55,494	47,606
Vehicles under finance lease	24,275	25,165
Rental equipment	161,156	124,002
Furniture and fixtures	1,684	1,623
Computers and software	3,317	3,094
Gross property and equipment	270,784	225,907
Less: Accumulated depreciation	(123,397)	(96,412)
Net property and equipment	147,387	129,495
Construction in progress	14,361	12,559
Total property and equipment, net	$161,748	$142,054

Depreciation and amortization was $38.9 million, $30.2 million and $23.3 million for 2019, 2018 and 2017, respectively. Depreciation and amortization expense is included in the consolidated statements of income as follows:

	Year Ended December 31,
	2019	2018	2017
Cost of product revenue	$3,304	$3,262	$3,169
Cost of rental revenue	24,881	17,997	14,912
Cost of field service and other revenue	9,986	8,456	4,786
Selling, general and administrative expenses	683	438	404
Total depreciation and amortization	$38,854	$30,153	$23,271

Impairment of Long‑Lived Assets

We review the recoverability of long‑lived assets, such as property and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre‑tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. We concluded there were no indicators evident or other circumstances present that these assets were not recoverable and accordingly, no impairment charges of long‑lived assets were recognized for 2019, 2018 and 2017.

Goodwill

Goodwill represents the excess of acquisition consideration paid over the fair value of net assets acquired. All of the goodwill recorded on our consolidated balance sheets resulted from the acquisition of a manufacturing facility in Bossier City, Louisiana in 2011. The facility supports our full range of products, rentals and services. Goodwill is not amortized, but is reviewed for impairment on an annual basis (or more frequently if impairment indicators exist). We have established December 31 as the date of our annual test for impairment of goodwill. We perform a qualitative assessment of the fair value of our reporting unit before calculating the fair value of the reporting unit in step one of the two‑step goodwill impairment model. If, through the qualitative assessment, we determine that it is more likely than not that the reporting unit’s fair value is greater than its carrying value, the remaining impairment steps would be unnecessary.

If there are indicators that goodwill has been impaired and thus the two‑step goodwill impairment model is necessary, step one is to determine the fair value of the reporting unit and compare it to the reporting unit’s carrying value. Fair value is determined based on the present value of estimated cash flows using available information regarding expected cash flows of each reporting unit, discount rates and the expected long‑term cash flow growth rates. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. We concluded that there was no impairment of goodwill in 2019, 2018 or 2017 based on our annual impairment analysis.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Payroll, incentive compensation, payroll taxes and benefits	$10,708	$7,842
Accrued international freight and tariffs	3,794	1,418
Income based tax payable	2,481	2,061
Accrued professional fees and other	1,790	1,512
Deferred revenue	1,371	1,110
Taxes other than income	767	1,414
Accrued workers' compensation insurance	600	—
Product warranties	556	293
Total	$22,067	$15,650

Self-Insurance Accrued Expenses

We maintain a partially self-insured health benefit plan which provides medical and prescription drug benefits to certain of our employees electing coverage under the plan. Our exposure is limited by individual and aggregate stop loss limits via third-party insurance carriers. Our self-insurance expense is accrued based upon the aggregate of the expected liability for reported claims and the estimated liability for claims incurred but not reported, based on historical claims experience provided by our third-party insurance advisors, adjusted as necessary based upon management’s reasoned judgment. Actual employee medical claims expense may differ from estimated loss provisions based on historical experience. The liabilities for these claims are included as a component of payroll, incentive compensation, payroll taxes and benefits in the table above and were $1.6 million and $0.5 million as of December 31, 2019 and 2018, respectively.

Product Warranties

We generally warrant our manufactured products 12 months from the date placed in service. The estimated liability for product warranties is based on historical and current claims experience.

Fair Value Measurements

The carrying value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value based on the short-term nature of these accounts. We had no long-term debt outstanding as of December 31, 2019 or 2018.

Employee Benefit Plan

Our employees within the United States are eligible to participate in a 401(k) plan sponsored by us. These employees are eligible to participate on the first day of the month following 30 days of employment and if they are at least eighteen years of age. All eligible employees may contribute a percentage of their compensation subject to a maximum imposed by the Internal Revenue Code. During 2019, 2018 and 2017, we matched 100% of the first 3% of gross pay contributed by each employee and 50% of the next 4% of gross pay contributed by each employee. We may also make additional non‑elective employer contributions at our discretion under the plan. Similar benefit plans exist for employees of our foreign subsidiaries. During 2019, 2018 and 2017, employer matching contributions totaled $3.1 million, $3.7 million and $2.2 million, respectively. For the year ended December 31, 2019, we made a non-elective contribution of $0.1 million under the Plan. No such contributions were made in 2018 or 2017.

Recent Accounting Pronouncements

Standards Adopted

Effective January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) ASU No. 2016-02, Leases (Topic 842) by utilizing the modified retrospective approach. There was no cumulative effect adjustment required to the opening balance of retained earnings as we utilized the package of practical expedients permitted under the transition guidance within the standard. The expedient package allowed us to not reassess whether existing contracts contained a lease, to not reassess the lease classification of existing leases, and to not consider the initial direct cost for existing leases. In addition to the package of practical expedients, we also utilized expedients and elections allowing for the exclusion of leases with terms of less than twelve months across all asset classes, use of the portfolio approach and the election to not separate non-lease components from lease components. Adoption of this standard resulted in the recognition of operating lease right-of-use (“ROU”) assets of $25.3 million, reversal of previously recorded deferred rent of $0.5 million and corresponding operating short-term and long-term lease liabilities of $6.2 million and $19.6 million, respectively, on the consolidated balance sheet. Our accounting for finance leases remained substantially unchanged under the new guidance. Additionally, as a lessor, recognition of lease revenue associated with short-term equipment rentals remained consistent with previous guidance. Adoption of the standard did not have a material impact on our consolidated statements of income and consolidated statements of comprehensive income or consolidated statements of cash flows. See Note 8 for further details regarding leases.

Standards Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the new standard, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We do not expect the adoption of this pronouncement will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the measurement of credit losses on financial assets measured at amortized cost, including but not limited to trade receivables. The new guidance replaces the current methodology for recognizing credit losses when it is probable that a loss has been incurred with an expected loss model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of an asset. Application of this new guidance may result in an earlier recognition of credit losses as the allowance for credit losses is measured and recorded upon the initial recognition of the financial asset. The allowance for credit losses under the new guidance represents the portion of the asset’s amortized cost basis that we do not expect to collect over the asset’s contractual life, considering past events, current conditions and reasonable and supportable forecasts of future economic conditions. We finalized our methodology for estimating expected credit losses, including the assumptions used in order to pool receivables with similar risk characteristics and adopted the new standard effective January 1, 2020. Adoption of the standard did not impact our consolidated financial statements.

3. Inventories

Inventories consist of the following:

	December 31,
	2019	2018
Raw materials	$1,538	$1,925
Work-in-progress	4,619	3,582
Finished goods	107,214	94,330
	$113,371	$99,837

4. Debt

We had no debt outstanding as of December 31, 2019 and 2018.

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

The ABL Credit Facility contains various covenants and restrictive provisions that limit Cactus LLC’s and each of its subsidiaries’ ability to, among other things, incur additional indebtedness and create liens, make investments or loans,  enter into asset sales, make certain restricted payments and distributions, and engage in transactions with affiliates.

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

At December 31, 2019 and 2018, although there were no borrowings outstanding, the applicable margin on our Eurodollar borrowings was 1.5% plus an adjusted base rate of one or three month LIBOR. We were in compliance with all covenants under the ABL Credit Facility as of December 31, 2019.

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

Loss on Debt Extinguishment

We recorded a $4.3 million loss on early extinguishment of debt in conjunction with the repayment of the term loan portion of the Prior Credit Agreement with a portion of the net proceeds from our IPO. The loss consisted of the write-off of the unamortized balance of debt discount and deferred loan costs of $2.1 million and $2.2 million, respectively. The loss on debt extinguishment is included under other income (expense), net, in the consolidated statement of income for the year ended December 31, 2018.

Interest (Income) Expense, net

Interest (income) expense, net, including debt discount and deferred financing costs amortization, was comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Interest under bank facilities	$315	$2,669	$18,627
Debt discount and deferred financing costs amortization	168	275	1,752
Finance lease interest	877	734	311
Other	164	45	82
Interest income	(2,403)	(128)	(5)
Interest (income) expense, net	$(879)	$3,595	$20,767

5. Income Taxes

Domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2019	2018	2017
Pre-IPO Domestic	$—	$13,370	$65,023
Post-IPO Domestic	173,039	146,620	—
Pre-IPO Foreign	—	512	3,073
Post-IPO Foreign	15,284	9,299	—
Income before income taxes	$188,323	$169,801	$68,096

The provision for income taxes consisted of:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$1,088	$—	$—
State	1,408	1,172	594
Foreign	4,121	3,147	735
Total current income taxes	6,617	4,319	1,329
Deferred:
Federal	14,853	12,589	—
State	10,681	1,992	—
Foreign	(131)	620	220
Total deferred income taxes	25,403	15,201	220
Total provision for income taxes	$32,020	$19,520	$1,549

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	Year Ended December 31,
	2019	2018	2017
Income taxes at 21% (35% for 2017) statutory tax rate	$39,548	$35,658	$23,834
Net difference resulting from:
Profit of Cactus LLC pre-IPO not subject to U.S. federal tax	—	(2,808)	(22,758)
Profit of non-controlling interest not subject to U.S. federal tax	(15,477)	(18,570)	—
Foreign income taxes (net of foreign tax credit)	364	828	(302)
State income taxes (excluding rate change)	4,887	2,746	594
Impact of change in forecasted state income tax rate	5,774	—	—
Foreign withholding taxes	988	1,056	220
Change in valuation allowance	(3,888)	733	(39)
Other	(176)	(123)	—
Total provision for income taxes	$32,020	$19,520	$1,549

Our effective tax rate was 17.0%, 11.5% and 2.3% for the years ended December 31, 2019, 2018 and 2017, respectively.  For the year ended December 31, 2019, the primary reason for the change to our effective tax rate relates to an increase in Cactus Inc.’s ownership of Cactus LLC and a write down of our deferred tax asset due to a change in our forecasted state tax rate. Prior to our IPO, our accounting predecessor was a limited liability company treated as a partnership for U.S. federal income tax purposes, and therefore not subject to U.S. federal income taxes. Our operations are subject to state taxes within the United States and our operations in China and Australia are subject to local country income taxes.

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Investment in Cactus LLC	$234,629	$181,390
Net operating loss carryforwards	—	619
Imputed interest	10,323	7,445
Tax credits	1,479	1,988
Other	155	144
Deferred tax assets	246,586	191,586
Valuation allowance	(24,041)	(32,533)
Deferred tax asset, net	$222,545	$159,053

Foreign withholding taxes	$1,054	$1,036
Other	294	—
Deferred tax liability, net	$1,348	$1,036

We recorded a deferred tax asset for the differences between our tax and book basis in the investment in Cactus LLC and imputed interest on the TRA. We also recorded deferred tax assets for foreign tax credits associated with our portion of Cactus LLC’s accrued foreign taxes.

We did not have any foreign net operating losses for 2019. Foreign net operating losses were $1.4 million and $1.6 million for 2018 and 2017, respectively.

Based upon our cumulative earnings history and forecasted future sources of taxable income, we believe that we will be able to realize the majority of our U.S. deferred tax assets in the future. We do not expect to realize the portion of our deferred tax asset for our investment in Cactus LLC that may only be realizable through the sale or liquidation of the investment and our ability to generate sufficient capital gains. As of December 31, 2019, we have a valuation allowance of $22.7 million against this deferred tax asset. For the year ended December 31, 2019, as a result of the March 2019 Secondary Offering and redemptions of CW Units, we released $5.4 million of our valuation allowance and recorded a tax benefit of $5.4 million related to the realizable portion of the deferred tax asset.

As of December 31, 2019, our liability related to the TRA was $216.5 million, representing 85% of the calculated net cash savings in the United States federal, state and local or franchise tax that we anticipate realizing in future years from certain increases in tax basis and certain tax benefits attributed to imputed interest as a result of our acquisition of CW Units. We have determined it is more-likely-than-not that we will be able to utilize all of our tax basis subject to the TRA; therefore, we have recorded a liability related to the TRA for the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of our acquisition (or deemed acquisition for United States federal income tax purposes) of CW Units.  If we determine the utilization of this tax basis is not more-likely-than-not in the future, our estimate of amounts to be paid under the TRA would be reduced. In this scenario, the reduction of the liability under the TRA would result in a benefit to our pre-tax consolidated results of operations.

As of December 31, 2019 and 2018, we had no uncertain tax positions.

None of our federal or state income tax returns are currently under examination by state taxing authorities.

6. Stock-Based Compensation

We have a long-term incentive plan (“LTIP”) to incentivize individuals providing services to us or our affiliates. The LTIP provides for the grant, from time to time, at the discretion of our compensation committee of our board of directors, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards and performance awards. Any individual who is an officer or employee or an officer or employee of any of our affiliates, and any other person who provides services to us or our affiliates, including members of our board of directors, will be eligible to receive awards under the LTIP at the discretion of our board of directors. As of December 31, 2019, 2.0 million stock awards were available for grant.

Restricted Stock Units

Restricted stock units (“RSUs”) granted pursuant to the LTIP are expected to be settled in shares of our Class A common stock if they vest. RSU’s generally vest over a three-year period; however, RSUs granted to our non-employee directors generally vest on the first anniversary of the grant.

A summary of restricted stock unit awards for the year ended December 31, 2019 is as follows (units in thousands):

	No. of RSUs	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2018	782	$19.84
Granted	221	$37.04
Vested	(274)	$19.50
Forfeited	(39)	$22.48
Nonvested as of December 31, 2019	690	$25.34

During the year ended December 31, 2019 and 2018, we recorded $7.0 million and $4.7 million, respectively, of stock-based compensation expense. We did not recognize any stock-based compensation expense during 2017. Stock-based compensation expense is primarily recorded in selling, general and administrative expenses. There was approximately $11.1 million of unrecognized compensation expense relating to the unvested RSUs as of December 31, 2019. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 2.0 years.

7. Revenue

We disaggregate revenue from contracts with customers into three revenue categories: (i) product revenues, (ii) rental revenues and (iii) field service and other revenues. We have predominately domestic operations, with a small amount of sales being generated in Australia. For the year ended December 31, 2019, we derived 57% of our total revenues from the sale of our products, 22% of our total revenues from rental and 21% of our total revenues from field service and other. This compares to 53% of our total revenues from the sale of our products, 25% of our total revenues from rental and 22% of our total revenues from field service and other for the year ended December 31, 2018.  In 2017, we derived 55% of our total revenues from the sale of our products, 23% from rental and 22% from field service and other. The following table presents our revenues disaggregated by category:

	Year Ended December 31,
	2019	2018	2017
Product revenue	$357,087	$290,496	$189,091
Rental revenue	141,816	133,418	77,469
Field service and other revenue	129,511	120,221	74,631
Total revenue	$628,414	$544,135	$341,191

At December 31, 2019, we had a deferred revenue balance of $1.4 million compared to the December 31, 2018 balance of $1.1 million included in accrued expenses and other current liabilities in the consolidated balance sheets. Deferred revenue represents our obligation to transfer products or perform services to a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of December 31, 2019, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.

8. Leases

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

The following are the components of operating and finance lease costs:

Year Ended December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$7,601
Interest expense	877
Operating lease cost	8,329
Short-term lease cost	847
Variable lease cost	528
Sublease income	(455)
Total lease cost	$17,727

The following is supplemental cash flow information for our operating and finance leases:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$877
Operating cash flows from operating leases	6,828
Financing cash flows from finance leases	7,484
Total	$15,189

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$8,054
Finance leases	3,008
Total	$11,062

The following is the aggregate future lease payments for operating and finance leases as of December 31, 2019:

	Operating	Finance
2020	$7,691	$7,434
2021	6,291	3,438
2022	3,967	768
2023	3,072	4
2024	2,453	—
Thereafter	7,163	—
Total undiscounted lease payments	30,637	11,644
Less: effects of discounting	(3,617)	(999)
Present value of lease payments	$27,020	$10,645

The following represents the average lease terms and discount rates for our operating and finance lease portfolio as of December 31, 2019:

	December 31, 2019
Weighted average remaining lease term:
Finance leases	1.51	years
Operating leases	5.82	years

Weighted average discount rate
Finance leases	12.18%
Operating leases	3.76%

As a lessor, we rent a fleet of frac valves and ancillary equipment for short-term rental periods, typically one to two months. Our lessor portfolio consists mainly of operating leases for equipment utilized during the drilling, completion and production phases of our customers’ wells. At this time, most lessor agreements contain less than three-month terms with no renewal options that are reasonably certain to exercise, or early termination options based on established terms specific to the individual agreement. See Note 7 for disaggregation of revenue.

Disclosures related to periods prior to adoption of new lease standard

Operating and Capital Leases:

We lease certain facilities, vehicles, equipment, office and manufacturing space under noncancelable operating leases which expire at various dates. We are also party to a significant number of month‑to‑month leases that can be canceled at any time. Total rent expense under operating leases was $7.7 million in 2018 and $7.1 million in 2017. Accumulated depreciation for capital leases totaled $8.6 million at December 31, 2018.

Minimum lease payments, including executory costs and interest, under capital and operating leases with non-cancelable terms as of December 31, 2018 were as follows:

	Operating	Capital
2019	$6,638	$8,740
2020	4,618	6,790
2021	3,487	2,533
2022	2,195	41
2023	1,426	—
Thereafter	3,339	—
	$21,703	$18,104

9. Tax Receivable Agreement

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

The TRA liability is calculated by determining the tax basis subject to TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. As of December 31, 2019, the total liability from the TRA was $216.5 million with $14.6 million reflected in current liabilities based on the expected timing of our next payment. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus LLC or Cactus Inc.

The term of the TRA commenced upon completion of our IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we exercise our right to terminate the TRA. If we elect to terminate the TRA early (or it is terminated early due to certain mergers, asset sales, other forms of business combinations or other changes of control), our obligations under the TRA would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the TRA and such payment is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the TRA, including the assumptions that (i) we have sufficient taxable income to fully utilize the tax benefits covered by the TRA and (ii) any CW Units (other than those held by Cactus Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates.

We may elect to defer payments due under the TRA if we do not have available cash to satisfy our payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date.

10. Equity

Redemptions of CW Units

Pursuant to the First Amended and Restated Limited Liability Company Operating Agreement of Cactus LLC (the “Cactus LLC Agreement”), each holder of CW Units (“CW Unit Holder”) has, subject to certain limitations, the right (the “Redemption Right”) to cause Cactus LLC to acquire all or at least a minimum portion of its CW Units for, at Cactus LLC’s election, (x) shares of our Class A common stock at a redemption ratio of one share of Class A common stock for each CW Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions, or (y) an equivalent amount of cash. Alternatively, upon the exercise of the Redemption Right, Cactus Inc. (instead of Cactus LLC) will have the right (the “Call Right”) to acquire each tendered CW Unit directly from the exchanging CW Unit Holder for, at its election, (x) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, or (y) an equivalent amount of cash. In connection with any redemption of CW Units pursuant to the Redemption Right or our Call Right, the corresponding number of shares of Class B common stock, par value $0.01 per share (“Class B common stock”), will be canceled. The following is a rollforward of ownership of legacy CW Units by legacy CW Unit Holders.

CW Units
(in thousands)
CW Units held by legacy CW Unit Holders as of February 7, 2018	60,558
IPO	(12,118)
July 2018 Follow-on Offering	(11,197)
Other CW Unit redemptions	(7)
CW Units held by legacy CW Unit Holders as of December 31, 2018	37,236
March 2019 Secondary Offering	(8,474)
Other CW Unit redemptions	(804)
CW Units held by legacy CW Unit Holders as of December 31, 2019	27,958

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

In addition to the redemptions associated with the March 2019 Secondary Offering, certain legacy CW Unit Holders redeemed 0.8 million CW Units (together with a corresponding number of shares of Class B common stock) pursuant to the Redemption Right, for the year ended December 31, 2019. Cactus acquired the redeemed CW Units and a corresponding number of shares of Class B common stock (which shares of Class B common stock were then canceled) and issued 0.8 million shares of Class A common stock to the redeeming CW Unit Holders. Any exercise by Cactus LLC or Cactus Inc. of the right to acquire redeemed CW Units for cash must be approved by the board of directors of Cactus Inc. To date, neither Cactus Inc. nor Cactus LLC have elected to acquire CW Units for cash in connection with exchanges by CW Unit Holders. It is the policy of Cactus Inc. that any exercise by Cactus Inc. or Cactus LLC of the right to acquire redeemed CW Units for cash must be approved by a majority of those members of the board of directors of Cactus Inc. who have no interest in such transaction.

Pursuant to the tax receivable agreement (the “TRA”) described in Note 9, the CW Units redeemed in the March 2019 Secondary Offering and other CW Unit redemptions for the year ended December 31, 2019, created additional TRA liability. Also, as a result, Cactus Inc. increased its ownership in Cactus LLC and accordingly, increased its equity by $48.7 million from the non-controlling interest.

During 2019, we corrected for misstatements of equity between Cactus Inc. and non-controlling interest related to our July 2018 Follow-on Offering by reducing non-controlling interest and increasing additional paid-in capital and accumulated other comprehensive income. This related to immaterial errors associated with the ownership percentage change used in the underlying calculation giving effect to the offering. Additionally, we finalized the majority of the Company’s tax returns and identified immaterial adjustments.

Dividends

On October 29, 2019, our board of directors authorized the introduction of a regular quarterly cash dividend of $0.09 per share of Class A common stock of which $4.2 million was paid on December 19, 2019. We currently intend to continue paying the quarterly dividend while retaining the balance of future earnings, if any, to finance the growth of our business. However, our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory and contractual restrictions on our ability to pay dividends and other factors our board of directors may deem relevant.

Limitation of Members’ Liability

Under the terms of the Cactus Wellhead LLC Agreement, the members of Cactus LLC are not obligated for debt, liabilities, contracts or other obligations of Cactus LLC. Profits and losses are allocated to members as defined in the Cactus Wellhead LLC Agreement.

11. Related Party Transactions

When needed, we rent a plane under dry-lease from a company owned by a member of Cactus LLC. These transactions are under short-term rental arrangements and the agreement governing these transactions does not qualify as a lease under ASC 842. We pay a base hourly rent of $1,750 per flight hour of use of the aircraft, payable monthly, for the hours of aircraft operation during the prior calendar month. We are also responsible for employing pilots and certain fuel true up fees. During 2019, 2018 and 2017, expense recognized in connection with these rentals totaled $0.3 million, $0.4 million and $0.3 million, respectively. As of December 31, 2019 and 2018, we owed less than $0.1 million to the related party which are included in accounts payable in the consolidated balance sheets.

The TRA agreement is with certain direct and indirect holders of CW Units, including certain of our officers, directors and employees. These TRA Holders have the right in the future to receive 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. The total liability from the TRA as of December 31, 2019 was $216.5 million. We pay professional fees to assist with maintenance of the TRA which are reimbursable from the TRA Holders. As of December 31, 2019, we had a $0.3 million balance due from the TRA Holders for fees paid in 2019. The balance is included in accounts receivable, net in the consolidated balance sheet. No such balance existed as of December 31, 2018.

Distributions made by Cactus LLC are generally required to be made pro rata among all its members. For the year ended December 31, 2019, Cactus LLC distributed  $14.2 million to Cactus Inc. to fund the 2019 TRA liability payments and estimated tax payments and made pro rata distributions to its other members totaling $8.4 million over the same period. For the year ended December 31, 2018, Cactus LLC made $3.8 million in distributions to Cactus Inc. to cover its estimated tax payments and also made an aggregate $5.8 million in pro-rata distributions to its other members over the same period.

Prior to our IPO, we were party to a management services agreement with two Cactus LLC members, whereby Cactus paid an annual management fee totaling approximately $0.3 million, payable in four installments, each to be paid quarterly in advance, prorated for any partial year. In conjunction with our IPO, the management services agreement terminated pursuant to its terms. Management fee expense totaled $0.1 million and $0.3 million for 2018 and 2017, respectively. There were no outstanding balances due as of December 31, 2019 and 2018 under the management services agreement.

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

12. Commitments and Contingencies

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

The following table summarizes the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2019	2018
Numerator:
Net income attributable to Cactus Inc.—basic	$85,612	$51,683
Net income attributable to non-controlling interest (1)	56,012	—
Net income attributable to Cactus Inc.—diluted (1)	$141,624	$51,683
Denominator:
Weighted average Class A shares outstanding—basic	44,983	32,329
Effect of dilutive shares (2)	30,370	366
Weighted average Class A shares outstanding—diluted (2)	75,353	32,695

Earnings per Class A share—basic	$1.90	$1.60
Earnings per Class A share—diluted (1) (2)	$1.88	$1.58

(1)

Under the if-converted method for the twelve months ended December 31, 2019, the numerator is adjusted in the calculation of diluted earnings per share to include $73.7 million of additional pre-tax income attributable to non-controlling interest adjusted for a corporate effective tax rate of 24%.

(2)	Diluted earnings per share for the year ended December 31, 2018 excludes 37.2 million shares of Class B common stock as the effect would be anti-dilutive.

14. Supplemental Cash Flow Information

Non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2019	2018	2017
Property and equipment acquired under finance leases	$3,008	$9,966	$12,941
Property and equipment in payables	1,052	1,312	1,553

Cash paid for interest and income taxes was as follows:

	Year Ended December 31,
	2019	2018	2017
Cash paid for interest	$1,187	$3,583	$18,826
Cash paid for income taxes, net	5,301	7,613	1,535

In conjunction with our IPO, we issued and contributed shares of Class B common stock to owners of CW Units equal to the number of outstanding CW Units held by the owners thereof. The Class B common stock has no economic interest and does not share in cash dividends or liquidation rights.

During the year ended December 31, 2019, we issued 9.3 million shares of Class A common stock pursuant to redemptions of CW Units by holders thereof.

15. Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2019 and 2018 are presented in the following tables. In the following tables, the sum of basic and diluted earnings per share for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods. Additionally, due to the effect of rounding, the sum of the individual quarterly earnings per share amounts may not equal the calculated year-to-date earnings per share amount.

	2019 Quarters
	First	Second	Third	Fourth	Total

Total revenues	$158,875	$168,493	$160,808	$140,238	$628,414
Income from operations	48,492	51,450	47,123	36,085	183,150
Net income	48,446	40,750	35,833	31,274	156,303
Less: net income attributable to non-controlling interest	21,639	19,342	16,494	13,216	70,691
Net income attributable to Cactus Inc.	26,807	21,408	19,339	18,058	85,612
Earnings per Class A share—basic	$0.69	$0.46	$0.41	$0.38	$1.90
Earnings per Class A share—diluted	$0.59	$0.45	$0.41	$0.38	$1.88
Dividends declared per common share	$—	$—	$—	$0.09	$0.09

	2018 Quarters
	First	Second	Third	Fourth	Total

Total revenues	$115,110	$138,543	$150,658	$139,824	$544,135
Income from operations	35,217	46,487	52,133	43,864	177,701
Net income	26,408	41,542	43,648	38,683	150,281
Less: pre-IPO net income attributable to Cactus LLC	13,648	—	—	—	13,648
Less: net income attributable to non-controlling interest	9,007	29,208	24,976	21,759	84,950
Net income attributable to Cactus Inc.	3,753	12,334	18,672	16,924	51,683
Earnings per Class A share—basic	$0.14	$0.47	$0.52	$0.45	$1.60
Earnings per Class A share—diluted	$0.14	$0.46	$0.52	$0.44	$1.58

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act as amended) as of December 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Remediation of Previously Reported Material Weakness

As discussed in “Part II – Item 9A, Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2018, we identified a material weakness in our internal control over financial reporting related to accounting of the liability and deferred tax asset associated with the tax receivable agreement (“TRA”). In response to the identified material weakness, we implemented certain processes and procedures to address and remediate this material weakness. We added the following processes and procedures:

•

Replaced our outside service provider for tax compliance, support of tax accounting and reporting functions, and TRA accounting processes beginning in the first quarter of 2019 and hired a Tax Director in May 2019 who has extensive knowledge and experience in accounting for TRA liabilities;

•	Redesigned, enhanced and implemented control activities related to the quarterly processes around accounting for the TRA beginning in the second quarter of 2019; and
•

Redesigned, enhanced and implemented control activities related to reviews of the completeness and accuracy of inputs (including estimates) and assumptions used in calculations beginning in the third quarter of 2019

The control activities discussed above have operated for a sufficient period of time, and management has concluded, through testing, that these controls are effective. Therefore, management has concluded that the previously identified material weakness has been remediated as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The directors and executive officers of the Company are:

Name	Age	Title
Bruce Rothstein	67	Chairman of the Board of Directors
Scott Bender	66	President, Chief Executive Officer and Director
Joel Bender	60	Senior Vice President, Chief Operating Officer and Director
Michael McGovern	68	Director, Compensation Committee Chairman and Audit Committee member
John (Andy) O'Donnell	71	Director, Audit Committee member, Compensation Committee member and Nominating and Governance Committee member
Gary Rosenthal	70	Director, Nominating and Governance Committee Chairman and Compensation Committee member
Alan Semple	60	Director, Audit Committee Chairman and Nominating and Governance Committee member
Melissa Law	46	Director, Audit Committee member and Compensation Committee member
Steven Bender	37	Vice President of Operations
Stephen Tadlock	41	Vice President, Chief Financial Officer and Treasurer
David Isaac	59	General Counsel, Vice President of Administration and Secretary

Set forth below is biographical information about each of our directors and executive officers.

Directors

Bruce Rothstein—Chairman of the Board of Directors.  Bruce Rothstein has been our Chairman of the Board since 2011. Mr. Rothstein has been a Member of Cadent Energy Partners LLC (“Cadent Energy Partners”), a natural resources private equity firm that invests in companies in the North American energy industry, since co‑founding Cadent Energy Partners in 2003. From November 2005 until November 2017, Mr. Rothstein served on the board of directors of Array Holdings, Inc., formerly a portfolio company of Cadent Energy Partners. From May 2006 to August 2016, he served on the board of directors of Vedco Holdings, Inc., formerly a Cadent Energy Partners portfolio company. From December 2007 to April 2016, Mr. Rothstein served on the board of directors of Torqued‑Up Energy Services, Inc., formerly a Cadent Energy Partners portfolio company. From December 2008 until February 2012, Mr. Rothstein served as a director of Ardent Holdings, LLC, a portfolio company of Cadent Energy Partners. Mr. Rothstein graduated from Cornell University in 1974 with a Bachelor of Arts in Mathematics and New York University’s Stern School of Business in 1985 with a Master of Business Administration. We believe that Mr. Rothstein’s extensive financial and energy investment experience brings valuable skills to our board of directors and qualifies him to serve on our board of directors.

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

Michael McGovern—Director.  Mr. McGovern has served as one of our directors since 2011. He currently serves as our Compensation Committee chairman. He served as Executive Advisor to Cadent Energy Partners from January 2008 to December 2014 and has served as Chairman and Chief Executive Officer of Sherwood Energy, LLC, a Cadent Energy Partners portfolio company, since March 2009. Mr. McGovern has also served as a director of GeoMet, Inc., an independent energy company, from September 2010 until December 2018. He also currently serves on the board of directors of Nuverra Environmental Solutions, Inc. since August 2017 and Ion Geophysical (NYSE: IO) since June 2019. Mr. McGovern served on the board of directors of Quicksilver Resources Inc. from March 2013 until August 2016 and of Probe Holdings, Inc. from February 2014 until July 2017. He has also served on the board of directors of Fibrant (f/k/a DSM Caprolactam) from May 2016 to June 2019. Mr. McGovern also served on the board of directors of Sonneborn, Inc. from 2012 to December 2016. Mr. McGovern graduated from the Centenary College of Louisiana in 1973 with a Bachelor of Science in Business. We believe Mr. McGovern’s qualifications to serve on our board of directors include his 40 years of experience in the energy industry and his extensive executive leadership and management experience, including as Chief Executive Officer of several public companies.

John (Andy) O’Donnell—Director.  Mr. O’Donnell has served as one of our directors since January 2015. Mr. O’Donnell served as an officer of Baker Hughes Incorporated from 1998 until his retirement in January 2014. In his most recent role he served as Vice President, Office of the CEO of Baker Hughes Incorporated. Prior to that he held multiple leadership positions within Baker Hughes Incorporated, including President of Western Hemisphere, President of BJ Services, President of Baker Petrolite and President of Baker Hughes Drilling Fluids. He was responsible for the process segment, which was divested in early 2004. Mr. O’Donnell also managed Project Renaissance, an enterprise‑wide cost savings effort, completed in 2001. Prior to that he served as Vice President Manufacturing for Baker Oil Tools and Plant Manager for Hughes Tool Company. He joined Hughes Tool Company in 1975 starting his career as a systems analyst. Mr. O’Donnell served as an officer and aviator in the U.S. Marine Corps and holds a B.S. degree from the University of California, Davis. He is a member of the board of directors of CIRCOR International, Inc., where he serves on the Compensation Committee and the Nominating and Governance Committee. We believe Mr. O’Donnell’s qualifications to serve on our board of directors include his years of experience in the energy industry and his extensive executive leadership and management experience, including as an officer of Baker Hughes Incorporated from 1998 until 2014.

Gary Rosenthal—Director.    Mr. Rosenthal has served as one of our directors since January 2018. He currently serves as our Nominating and Governance Committee chairman. Mr. Rosenthal has been a partner in The Sterling Group, L.P., a private equity firm based in Houston, Texas, since January 2005. Since September 2019, Mr. Rosenthal has served as Chairman of the Board of Highline Aftermarket LLC with whom he has served as a director since April 2016. Additionally, he has served as Chairman of the Board of Polychem Investments LLC since March 2019 and from October 2013 until February 2018, he was Chairman of the Board of Safe Fleet Investments LLC. All three of these companies are Sterling Group portfolio companies. Mr. Rosenthal served, from 2001 until 2018, as a director and chairman of the Compensation Committee of Oil States International, Inc. Mr. Rosenthal served as Chairman of the Board of Hydrochem Holdings, Inc. from May 2003 until December 2004. From August 1998 to April 2001, he served as Chief Executive Officer of AXIA Incorporated, a diversified manufacturing company. From 1991 to 1994, Mr. Rosenthal served as Executive Chairman and then after its initial public offering, as Chairman and Chief Executive Officer of Wheatley—TXT Corp., a manufacturer of pumps and valves for the oil field. Mr. Rosenthal holds J.D. and A.B. degrees from Harvard University. We believe that Mr. Rosenthal’s qualifications to serve on our board of directors include his extensive executive leadership experience and his experience in the energy sector.

 Alan Semple—Director.  Mr. Semple has served as one of our directors since April 2017. He currently serves as our Audit Committee chairman. Since December 2015, Mr. Semple has served as a member of the board of directors and the Audit Committee of Teekay Corporation, a leading provider of international crude oil and gas marine transportation services, and as the Audit Committee Chairman since March 2018. Since May 2019, Mr. Semple has served as a member of the Board of Directors and Chairman of the Audit Committee of Teekay GP, LLC, the general partner of Teekay LNG Partners, LP.  He was formerly Director and Chief Financial Officer at John Wood Group PLC (Wood Group), a provider of engineering, production support and maintenance management services to the oil and gas and power generation industries, a role he held from 2000 until his retirement in May 2015. Prior to this, he held a number of senior finance roles in Wood Group since 1996. Mr. Semple graduated from the University of Strathclyde (Glasgow, Scotland) in 1979 with a Bachelor of Arts degree in Business Administration and is a member of the Institute of Chartered Accountants of Scotland. We believe that Mr. Semple’s 30 years of finance experience, primarily in the energy industry, makes him qualified to serve on our board of directors.

Melissa Law—Director.    Ms. Law was appointed by the Board to fill the newly created Board seat in January 2020.  Ms. Law is an accomplished executive leader with significant experience in the oilfield services industry and more recent experience in the food & beverage ingredient industry.  Ms. Law currently serves as the President of Global Operations for Tate & Lyle since September 2017. As a member of the Executive Leadership team, Ms. Law is responsible for leading the EHS, Quality, and Sustainability Programs, the end to end supply chain and logistics function as well as the global manufacturing and engineering organizations. Prior to joining Tate and Lyle, Ms. Law held various roles of increasing responsibility at Baker Hughes Incorporated from 1997 to 2017. At Baker Hughes, Ms. Law had full profit and loss responsibility for Baker Hughes' Global Specialty Chemical Business from 2014-2017 as well as Baker Hughes’ Australasia geo-market from 2013-2104. Prior to those roles, Ms. Law held various other senior leadership roles in technology, manufacturing and operations at Baker Hughes. Ms. Law is a graduate of the University of Houston from where she holds a Master of Science in Environmental Chemistry. We believe Ms. Law’s qualifications to serve on the board include her 20 years of experience in the energy industry and her multi-industry executive leadership and management experiences.

Our Executive Officers

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

Stephen Tadlock—Vice President, Chief Financial Officer and Treasurer.  Mr. Tadlock has been our Vice President, Chief Financial Officer and Treasurer since March 2019. He was our Vice President and Chief Administrative Officer from March 2018 until March 2019 and joined our company in June 2017 as our Vice President of Corporate Services.  Mr. Tadlock previously worked at Cadent Energy Partners LLC from 2007 to 2017, where he most recently served as a Partner from 2014 to 2017. While at Cadent Energy Partners LLC, Mr. Tadlock managed investments across all energy sectors and worked with Cactus LLC since its founding in 2011 as a board observer. Prior to joining Cadent Energy Partners LLC, Mr. Tadlock was a consultant to Cairn Capital, a London based asset management firm. Previously he was associate to the CEO of SoundView, a publicly traded investment bank in Old Greenwich, Connecticut. Mr. Tadlock began his career as an analyst at UBS Investment Bank in New York, New York. Mr. Tadlock served as a director and chairman of Polyflow Holdings, LLC until his resignation in 2018. Mr. Tadlock also served as a director of Composite Energy Services, LLC and Energy Services Holdings, LLC until his respective resignations in 2017. Mr. Tadlock graduated from Princeton University in 2001 with a Bachelor of Science in Engineering in Operations Research and from the Wharton School at the University of Pennsylvania in 2007 with a Master of Business in Administration.

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

Composition of Our Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our board of directors consists of eight members, including our Chief Executive Officer. In connection with our IPO, we entered into a Stockholders’ Agreement with Cadent and Cactus WH Enterprises, a Delaware limited liability company owned by Messrs. Scott Bender, Joel Bender and Steven Bender and certain of our other officers and employees. The Stockholders’ Agreement provides each of Cadent and Cactus WH Enterprises with the right to designate a certain number of nominees to our board of directors so long as they and their respective affiliates collectively beneficially own at least 5%, respectively, of the outstanding shares of our common stock. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Stockholders’ Agreement.”

In evaluating director candidates, our board of directors will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skills and expertise that are likely to enhance the board’s ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of our board of directors to fulfill their duties.

Our directors are divided into three classes serving staggered three‑year terms. Class I, Class II and Class III directors will serve until our annual meetings of stockholders in 2021, 2022 and 2020, respectively. Messrs. McGovern and O’Donnell have been assigned to Class I, Messrs. Semple and Joel Bender and Ms. Law have been assigned to Class II, and Mr. Rothstein, Scott Bender and Mr. Rosenthal have been assigned to Class III. At each of the Company’s annual meeting of stockholders, directors will be elected to succeed the class of directors whose terms have expired.

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

Committees of the Board of Directors

We have a standing Audit Committee, Compensation Committee and a Nominating and Governance Committee.

Audit Committee

Rules implemented by the NYSE and the SEC require us to have an Audit Committee comprised of at least three directors who meet the independence and experience standards established by the NYSE and the Exchange Act. Our Audit Committee is currently comprised of Messrs. Semple, McGovern and O’Donnell and Ms. Law, each of whom are independent under the rules of the SEC. SEC rules also require that a public company disclose whether or not its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes outlined in such rules. The board has determined that Mr. Semple satisfies the definition of an “audit committee financial expert.” Mr. Semple serves as the chairman of the Audit Committee.

The Audit Committee oversees, reviews, acts on and reports on various auditing and accounting matters to the board, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our internal audit function and our independent accountants and our accounting practices. In addition, the Audit Committee assists our board of directors in fulfilling its oversight responsibilities regarding our compliance programs relating to legal and regulatory requirements. In connection with our IPO, we adopted an Audit Committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and applicable stock exchange or market standards. Our Audit Committee charter is available on our website at www.CactusWHD.com.

Compensation Committee

Our Compensation Committee is currently comprised of Messrs. McGovern, Rosenthal and O’Donnell and Ms. Law, all of whom meet the independence standards established by the NYSE. Mr. McGovern serves as the chairman of the Compensation Committee. The Compensation Committee establishes salaries, incentives and other forms of compensation for officers and other employees. The Compensation Committee also administers our incentive compensation and benefit plans. We have adopted a Compensation Committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and applicable stock exchange or market standards. Our Compensation Committee charter is available on our website at www.CactusWHD.com.

Nominating and Governance Committee

Our Nominating and Governance Committee is currently comprised of Messrs. Rosenthal, Semple and O’Donnell, all of whom meet the independence standards established by the NYSE. Mr. Rosenthal serves as the chairman of the Nominating and Governance Committee. The Nominating and Governance Committee identifies, evaluates and recommends qualified nominees to serve on our board of directors, develops and oversees our internal corporate governance processes and maintains a management succession plan. We have adopted a Nominating and Governance Committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and applicable stock exchange or market standards. Our Nominating and Governance Committee charter is available on our website at www.CactusWHD.com.

Corporate Governance

Corporate Governance Guidelines

Our board of directors believes that sound governance practices and policies provide an important framework to assist it in fulfilling its duty to stockholders. The Company’s “Corporate Governance Guidelines” cover the following principal subjects:

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

If the non‑employee directors includes members who are not independent within the listing requirements of the NYSE, the independent members of the board will meet in executive session at least once per year. Our Corporate Governance Guidelines provide that the Chairman of the Board will serve as the lead director at executive sessions of the independent directors, unless the Chairman of the Board is not independent, in which case the lead director at such meetings will be an independent director selected by our board of directors. At present, the Chairman of the Board is not independent, and the board has selected Mr. O’Donnell to serve as the lead director at executive sessions of the independent directors.

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

Attendance at Annual Meetings

While we have no formal policy regarding director attendance at its annual meetings of stockholders, directors are encouraged to attend our annual meetings, if practicable. All of the directors attended our annual meeting held in 2019.

Board and Committee Meeting Attendance

During 2019, the entire Board held twelve meetings, the Audit Committee held six meetings, the Compensation Committee held four meetings and the Nominating and Governance Committee also held four meetings. Each of the directors attended 100% of the meetings of the board. Committee members also attended 100% of the meetings for the committees on which they serve except Mr. O’Donnell who attended 67% of the meetings of the Audit Committee having missed two special meetings that were convened within the same week of his absence.

Compensation Committee Interlocks and Insider Participation

During 2019, the Company’s Compensation Committee consisted of Messrs. McGovern, Rosenthal and O’Donnell. There were no compensation committee interlock relationships for the year ended December 31, 2019. No member of our Compensation Committee during 2019 has engaged in any related party transaction in which our company was a participant.

Delinquent Section 16(a) Reports

Based solely on the review of Forms 3 and 4 received by the Company during the 2019 fiscal year, as required under Section 16(a)(2) of the Exchange Act, all of our directors and officers reported all their transactions as required on a Form 4, on a timely basis.

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

Item 11.    Executive Compensation

Introduction

This Compensation Discussion and Analysis (“CD&A”) provides information about the compensation objectives and policies for our principal executive officer, our principal financial officer and our three other most highly compensated executive officers (collectively our named executive officers or “NEOs”) during the last completed fiscal year and is intended to place in perspective the information contained in the executive compensation tables that follow this discussion. Throughout this discussion, the following individuals are referred to as our NEOs and are included in the Summary Compensation Table which follows:

Name	Position
Scott Bender	President, Chief Executive Officer and Director
Joel Bender	Senior Vice President, Chief Operating Officer and Director
Stephen Tadlock	Vice President, Chief Financial Officer and Treasurer(1)
Brian Small	Senior Finance Director and Former Chief Financial Officer(2)
Steven Bender	Vice President of Operations
David Isaac	General Counsel, Vice President of Administration and Secretary

(1)

On March 15, 2019, Mr. Tadlock became our Vice President, Chief Financial Officer and Treasurer, completing the management transition announced in November 2018. Prior to that time, Mr. Tadlock served as our Vice President and Chief Administrative Officer.

(2)	Mr. Small stepped down from the position of Chief Financial Officer on March 15, 2019 and transitioned to the role of Senior Finance Director.

Executive Compensation Philosophy and Objectives

The core principle of our executive compensation philosophy is to pay for performance that is aligned with our business strategy and drives growth in shareholder value over the short and long term. Accordingly, a significant portion of the compensation that we pay to our NEOs is in the form of variable, “at-risk” cash and equity incentives. The following compensation objectives are considered in setting the compensation components for our executive officers:

•

Attraction and retention: providing compensation opportunities that reflect competitive market practices so that we can attract and retain key executives responsible not only for our continued growth and profitability, but also for ensuring proper corporate governance while carrying out the goals and plans of the Company;

•

Paying for performance: linking a significant portion of compensation to variable, “at-risk” incentive compensation with realized values dependent upon financial, operational, and stock price performance to ensure that compensation earned by our NEOs reflects our performance; and

•

Shareholder alignment: providing a balance of short-term and long-term incentive opportunities with a majority of NEO compensation in the form of equity in order to ensure alignment of interests between our NEOs and our shareholder, and to promote an ownership culture among our executive officers.

Our compensation philosophy is supported by the following principal pay elements:

Grounding Principles
Element	Key Characteristic	Attraction & Retention	Pay for Performance	Shareholder Alignment
Base Salary	• Annual fixed cash compensation • Critical factor in attracting and retaining qualified talent	
Short-term Incentives (STI)	• Annual variable cash award • Awards are tied to achievement of key financial and safety objectives			
Long-term Incentives (LTI)

• Provided in the form of time-vested equity
• Promotes alignment with shareholders by tying a majority of NEO compensation to creation of long-term value and by encouraging NEOs to build meaningful equity ownership

				

Target Pay Mix

As evidence of our emphasis on at-risk, incentive-based pay, the charts below show the mix of total direct compensation of our Chief Executive Officer and our other NEOs for 2019. These charts illustrate that a majority of NEO total direct compensation is at-risk (86% for our Chief Executive Officer and an average of 80% for our other NEOs).

Compensation Program Governance

We have worked extensively and deliberately to develop a thoughtful, fair, and effective compensation program for our NEOs that helps us to deliver long-term sustainable growth to our stockholders.  The following chart highlights several features of our compensation practices that are intended to meet our objectives:

	What We Do		What We Don't Do
	Significant majority of pay at risk	X	No excessive prerequisites
	Balance of short- and long-term incentives	X	No guaranteed bonuses
	Clawback policy for all executive officers that applies to cash and equity incentives	X	No excise tax gross-ups
	Share ownership guidelines for NEOs and directors	X	Prohibition on hedging, pledging, and short sales by insiders
	Regularly evaluate risks of our compensation policy	X	Prohibition on option repricing
	Independent compensation consultant
	One-year minimum vesting requirement for LTIP grants

2019 Say on Pay and Say on Frequency

At our 2019 Annual Meeting, a plurality of our stockholders expressed their preference for an advisory vote on executive compensation occurring every three years, and we have implemented their recommendation.

At our 2019 Annual Meeting, we also held our first advisory vote on compensation for our NEOs (“Say on Pay”). In that vote our stockholders expressed their support, with 94% of the shares of our Class A common stock and Class B common stock present or represented by proxy at the 2019 Annual Meeting voting in support our executive compensation policies and practices for our NEOs during 2018.

Our Compensation Committee values the opinions of our shareholders regarding NEO compensation. In reviewing our program, our Compensation Committee considered the results of last year’s advisory vote on executive compensation and the support expressed by stockholders in their overall assessment of our programs. Our Compensation Committee elected to apply similar principles in determining the types and amounts of compensation to be paid to our NEOs for 2019.

How We Make Compensation Decisions

Role of the Compensation Committee

The Compensation Committee has the responsibility for reviewing and approving the compensation policies, programs, and plans for our senior officers (including our NEOs) and our non-employee directors. The Compensation Committee’s responsibilities include administering our Management Incentive Plan (“MIP”), which provides for annual cash incentive opportunities, and our long-term incentive plan (the “LTIP”), which provides for the grant of equity-based awards. The Compensation Committee reviews the CD&A section of our annual proxy statement and produces the Compensation Committee Report with respect to our executive compensation disclosures for inclusion in the annual proxy statement. In addition, the Compensation Committee regularly reviews current best compensation and governance practices to ensure that our executive compensation program is consistent with recent developments and market practice. In overseeing the compensation of our directors and officers, our Compensation Committee considers various analyses and perspectives provided by its independent compensation consultant and by Company management. Subject in certain circumstances to Board approval, the Compensation Committee has the sole authority to make final decisions with respect to our executive compensation program, and the Compensation Committee is under no obligation to use the input of other parties. For more detailed information regarding the Compensation Committee, please refer to the Compensation Committee Charter, which may be accessed via our website at www.CactusWHD.com by selecting “Investors,” “Corporate Governance” and then “Governance Documents.”

Role of Independent Compensation Consultant

Pearl Meyer & Partners, LLC (“Pearl Meyer”) serves as independent compensation consultant for, and reports directly to, the Compensation Committee. Representatives of Pearl Meyer attend Compensation Committee meetings as requested and communicate with the Compensation Committee informally between meetings as necessary. Pearl Meyer assists and advises the Compensation Committee on all aspects of our executive compensation program. Services provided by the independent compensation consultant include:

•	reviewing the compensation and stock performance peer groups and recommending changes, as necessary;
•	reviewing executive compensation based on an analysis of market-based compensation data;
•	analyzing the effectiveness of our executive compensation program and recommending changes, as necessary; and
•	evaluating how well our executive compensation adheres to program objectives.

To facilitate the delivery of these services to the Compensation Committee, Pearl Meyer interfaces with our management, primarily with our General Counsel and VP of Administration. In 2019, Pearl Meyer did not provide any services to the Company other than those requested by the Compensation Committee in Pearl Meyer’s role as the Committee’s independent advisor.

Other than those services requested by the Compensation Committee, Pearl Meyer did not have any business or personal relationships with members of the Compensation Committee or executives of the Company, did not own any of the Company’s common stock and maintained policies and procedures designed to avoid such conflicts of interest. As such, the Compensation Committee determined the engagement of Pearl Meyer in 2019 did not create any conflicts of interest.

Role of Executive Officers in Compensation Decisions

With respect to the compensation of the NEOs other than our Chief Executive Officer, the Compensation Committee considers the recommendations of our Chief Executive Officer and each NEO’s individual performance. In light of our NEOs’ integral role in establishing and executing the Company’s overall operational and financial objectives, the Compensation Committee requests that our NEOs provide the initial recommendations on the appropriate goals for the qualitative and quantitative performance metrics used in our short-term cash incentive program. However, the Committee is under no obligation to follow those recommendations, and only Compensation Committee members are allowed to vote on decisions regarding NEO compensation.

The Compensation Committee may invite any NEO to attend Compensation Committee meetings to report on the Company’s progress with respect to the annual quantitative and qualitative performance metrics, but any such officer is excluded from any decisions or discussions regarding his individual compensation.  In addition, the Board has granted limited authority to Scott Bender, our Chief Executive Officer, to make awards under the LTIP to certain individuals who are not executive officers.

Role of Competitive Benchmarking

In the exercise of its duties, the Compensation Committee periodically evaluates the Company’s executive compensation against that of comparable companies. The Compensation Committee does not set specific percentile goals against competitive data for purposes of determining executive compensation levels. In establishing individual compensation opportunities, the Committee considers this competitive data as well as a variety of other factors including individual performance, competencies, scope of responsibility, and internal equity.

The Compensation Committee considers the competitive market to consist of the oilfield services industry broadly as well as other similarly sized companies in related industries who could potentially compete with us for executive talent. The Committee periodically reviews data for a selected peer group approved by the Compensation Committee (the “peer group”) as well as for broader general industry companies of comparable size and business complexity (compensation survey data), as provided to the Committee by their independent advisor. For the 2019 compensation analysis, the Company used the following peer group companies:

2019 Compensation Peer Group
Archrock, Inc.	NCS Multistage Holdings, Inc.
Core Laboratories, NV	Newpark Resources, Inc.
Dril-Quip, Inc.	Oil States International, Inc.
Forum Energy Technologies	Pioneer Energy Services Corp.
Frank’s International, NV	RPC, Inc.
Helix Energy Solutions Group, Inc.	USA Compression Partners, LP

In selecting comparison companies, the Compensation Committee considered various factors including each company’s participation in the energy services sector as well as market capitalization, annual revenues, business complexity, profitability, returns on equity and assets, the number of divisions/segments, countries in which they operate and total number of employees. The selected peer companies are reviewed from time to time to ensure their continued appropriateness for comparative purposes.

Elements of Compensation

Base Salary

Base salary is the guaranteed element of an executive’s direct compensation and is intended to provide a foundation for a competitive overall compensation opportunity for the executive. The Compensation Committee reviews each executive’s base salary annually. Executive officer base salaries are determined after an evaluation that considers the executive’s prior experience and breadth of knowledge and which also considers compensation data from peer group companies and other similarly sized companies in businesses comparable to the Company’s, the Company’s and the executive’s performance, and any significant changes in the executive’s responsibilities. The Compensation Committee considers all these factors together plus overall industry conditions.

Salaries for our Chief Executive Officer and our Chief Operating Officer have remained unchanged since 2017. Effective February 17, 2019, after discussions regarding competitive market data with Pearl Meyer, the Board approved a salary of $335,000 for Stephen Tadlock, who completed his transition to Chief Financial Officer on March 15, 2019.

NEO	2018 Base Salary	2019 Base Salary	Percent Increase During 2019
Scott Bender	$ 300,000	$ 300,000	0%
Joel Bender	300,000	300,000	0%
Stephen Tadlock	250,000	335,000	34%
Brian Small	(1)	250,000	—
Steven Bender	(1)	300,000	—
David Isaac	(1)	300,000	—

(1)

Cactus was an EGC from our IPO until the end of 2019, and as such, in our 2019 proxy statement, we only reported information regarding the compensation of our Chief Executive Officer and our two next most highly compensated executive officers.  Accordingly, Brian Small, Steven Bender and David Isaac were not NEOs for any years prior to 2019.

Short Term Incentives

Our NEOs are eligible for an annual incentive bonus which is designed to focus executives on execution of our annual plan, which is linked to our long-term strategy. Execution against our annual corporate plan is important to drive long-term shareholder value by improving financial strength, managing costs and investing in projects that will deliver future value. We employ financial and safety performance metrics to further specific objectives of our strategy, such as EBITDA and total recordable incident rate.

On February 15, 2019, after discussions with Pearl Meyer, the Board approved a performance‑based bonus plan for 2019, the 2019 Management Incentive Plan (the “2019 MIP”), pursuant to which all eligible Company employees, including NEOs, would be eligible to receive a cash bonus upon the achievement of certain financial performance and safety metrics.

Under the 2019 MIP, executive officers, including NEOs, were eligible to receive base cash bonus payments equal to a certain specified percentage of their annual base salaries (“Target Bonus”) in the event that the Company met the specified performance targets. The approved 2019 Target Bonus for each of the Company’s NEOs is set forth in the table below as a percentage of such executive’s 2019 base salary:

NEO	2019 Target Bonus Opportunity (percent of Salary)
Scott Bender	100%
Joel Bender	100%
Stephen Tadlock	50%
Brian Small	40%
Steven Bender	75%
David Isaac	50%

Target Bonus Opportunity

For NEOs, the MIP has two performance parameters on which the bonus is calculated.  The first parameter is Earnings Before Interest, Taxes, Depreciation and Amortization, excluding exceptional items, as defined by the Board (EBITDA), which is weighted as 90% of the bonus opportunity.  Participants begin to earn a bonus payout when EBITDA performance reaches Threshold EBITDA which is set at 80% of Target EBITDA.  Participants are eligible for a Stretch bonus opportunity if actual EBITDA exceeds Target EBITDA.  The maximum Stretch bonus payment is achieved when EBITDA performance reaches 120% of Target EBITDA.  The maximum Stretch payment is 40% of the full, non-stretch bonus payment.  The calculation of the EBITDA portion of the bonus payout is linear between Threshold and Target and between Target and Stretch.  The second parameter is Total Recordable Incident Rate (“TRIR”) which is defined as the number of employees per 100 full-time employees that have been involved in a recordable injury or illness in the pertinent period.  TRIR is weighted as 10% of the bonus opportunity.  Participants begin to earn a bonus payout when TRIR performance reaches Threshold TRIR of 1.85.  A full bonus payout on the TRIR parameter is achieved when safety performance reaches Target TRIR of 1.50 or lower.  The calculation of the TRIR portion of the bonus payout is linear between Threshold and Target.  Depending upon Company performance, actual payouts under the 2019 MIP may be between 0% and 140% of the Target Bonus opportunity for each NEO.

	EBITDA	Payout
	($ in millions)
Threshold	$ 169.60	0%
Target	212.00	100%
Stretch	254.40	140%

	TRIR	Payout
Threshold	1.85	0%
Target	1.50	100%

2019 Award Determination

Performance under the MIP is assessed relative to pre-established goals approved by the Committee near the beginning of the fiscal year. For 2019, the Compensation Committee approved performance objectives under the 2019 MIP after considering a combination of factors including alignment with the Company’s business strategy, 2019 budget, investor expectations, recommendations from management, and the Committee’s assessment of management’s ability to impact outcomes.

In 2019, the actual EBITDA performance was $229.0 million. which exceeded Target EBITDA. Based on this result, in addition to earning a full target bonus on the EBITDA component, executives also earned 40.1% of their 40% stretch opportunity an additional 16.2% of the full, non-stretch bonus calculation. The 2019 TRIR performance was 1.64 which is between Threshold and Target performance. Based on this performance NEOs were eligible for 59.2% payout on the TRIR parameter. In total, NEOs will receive a payout for the 2019 MIP of approximately 111.3% of Target. The table below summarizes the metrics and performance standards approved for the 2019 MIP, and management’s level of achievement under the plan:

	Threshold	Target	Stretch	Actual	% of Target
	(in millions)
EBITDA(1)	$169.6	$212.0	$254.4	$229.0	108%

(1)Earnings before interest, taxes, depreciation and amortization excluding any exceptional items as defined by the board.

The EBITDA performance represented in the table above demonstrates full target achievement with respect to EBITDA.  Furthermore, because EBITDA achievement was in excess of target, this results in the achievement of 40.1% of the 40% stretch component.  This equates to a stretch payment of 16.2% of the full, non-stretch bonus calculation.

	Threshold	Target	Actual	% of Target
TRIR(1)	1.85	1.50	1.64	108%

(1)Total Recordable Incident Rate (TRIR) is the number of employees per 100 full-time employees that have been involved in a recordable injury or illness in the pertinent period.

The following table shows the calculation of the non-stretch bonus payment:

Parameter	Percent of Target	Weighting	Percent Earned
EBITDA	100%	90%	90.0%
TRIR	59.2%	10%	5.9%
Total			95.9%

The table below shows the aggregate bonus calculation including both the non-stretch bonus payment and the stretch bonus:

Non-Stretch Bonus Percent	95.9%
Stretch Bonus Component (16.2% of Non-Stretch Bonus)	15.4%
Total Bonus Percentage	111.3%

Long-Term Incentives

In order to incentivize individuals providing services to us or our affiliates, in 2018 the Board adopted a long‑term incentive plan (the “LTIP”). The LTIP provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock‑based awards, cash awards, substitute awards and performance awards. The Board has delegated to the Compensation Committee the authority to administer the LTIP, including the power to determine the eligible individuals to whom awards will be granted, the number and type of awards to be granted and the terms and conditions of awards. In addition, the Board has granted limited authority to Scott Bender, our Chief Executive Officer, to make awards under the LTIP to certain individuals who are not executive officers.

The primary purpose of awards under our LTIP is to enforce direct alignment between the long-term interests of our NEOs and those of our shareholders through the use of multi-year vesting and realized value of equity incentives that is contingent upon our stock price performance. Awards of equity under the LTIP also promote long-term share ownership by our NEOs, a goal which is further supported by the adoption of share ownership guidelines in 2019.

2019 LTIP Awards.

On March 11, 2019, our NEOs received grants of restricted stock units (“RSUs”) under our LTIP in the following amounts:

NEO	Total RSUs Granted	Total Grant Date Value
Scott Bender	40,139	$ 1,499,994
Joel Bender	40,139	1,499,994
Stephen Tadlock	40,218	1,502,947
Steven Bender	16,055	599,975
David Isaac	12,041	449,972

The restricted stock unit awards will vest in three equal annual installments beginning on the first anniversary of the grant date.

Retirement, Health and Welfare Benefits

The Company offers retirement, health and welfare benefits to substantially all of its U.S. employees including executive officers. Executive officers are eligible for these benefits on the same basis as other employees.  Health and welfare benefits we offer to our employees include: medical, vision and dental coverage, life insurance, accidental death and dismemberment, short and long-term disability insurance, flexible spending accounts and employee assistance.

The Company offers a defined contribution 401(k) retirement plan to substantially all of its U.S. employees, including the NEOs. Participants may contribute from 1% to 85% of their base pay and cash incentive compensation (subject to U.S. Internal Revenue Service (“IRS”) limitations), and the Company makes matching contributions under this plan on the first 7% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 4% employee contribution). Company matching contributions vest 20% per year on the first five anniversaries of the respective employee’s hire date.

Perquisites

We provide Scott Bender, Joel Bender, Stephen Tadlock, Steven Bender and Brian Small with bi-weekly vehicle allowances. Additionally, Scott Bender receives a gasoline reimbursement.

Other Compensation Practices and Policies

Compensation Risk

Our compensation policies and practices are designed to provide rewards for short-term and long-term performance, both on an individual basis and at the entity level. In general, optimal financial and operational performance, particularly in a competitive business, requires some degree of risk-taking. Our compensation strategies are designed to encourage company growth and appropriate risk taking but not to encourage excessive risk taking. We also attempt to design the compensation program for our larger general employee population so that it does not inappropriately incentivize our employees to take unnecessary risks in their day to day activities. We recognize, however, that there are trade-offs and that it can be difficult in specific situations to maintain the appropriate balance. As such, we continue to evaluate our programs with a goal of preventing them from becoming materially imbalanced one way or the other.

Our compensation arrangements contain certain design elements that are intended to minimize the incentive for taking unwarranted risk to achieve short-term, unsustainable results. Those elements include a maximum amount that can be earned under our annual incentive cash compensation program.

We also provide compensation to our NEOs in the form of a reasonable base salary.  We want our executives to be motivated to achieve Cactus’s short-term and long-term goals, without sacrificing our financial and corporate integrity in trying to achieve those goals. While an executive’s overall compensation should be strongly influenced by the achievement of specific financial and operational targets, we also believe that a portion of an executive’s compensation should be awarded in components that provide a degree of financial certainty.

In combination with our risk management practices, we do not believe that risks arising from our compensation policies and practices for our employees, including our NEOs, are reasonably likely to have a material adverse effect on us.

Clawback Policy

In June 2019, our Board adopted the Executive Compensation Clawback Policy (the “Clawback Policy”). In the event of a restatement of our financial statements (other than a restatement caused by a change in applicable accounting rules or interpretations), the result of which is that any performance-based compensation paid under an incentive compensation plan would have been a lower amount had it been calculated based on such restated results, the Compensation Committee may seek to recover for the benefit of the Company the after tax portion of the difference between the compensation actually paid to the executive and the corrected amount based on the restated financial results.

Stock Ownership Guidelines

As of December 13, 2019, the Committee has established stock ownership guidelines for our NEOs and non-employee directors. The approved guidelines are as follows:

Position	Required Level of Ownership
Chief Executive Officer	6 times base salary
Other NEOs	2 times base salary
Non-Employee Directors	3 times annual cash retainer for Board service

Stock ownership levels must be achieved by each NEO or non-employee director within five years of becoming subject to the guidelines, or within five years of any material change to the guideline level of ownership.  As of February 28, 2020, all of our NEOs and non-employee directors have met or exceeded the ownership expectations under the guidelines other than Mr. Isaac and Ms. Law.

Employment, Severance, and Change-in-Control Agreements

Employment Agreements

In February 2018, in connection with our IPO, we amended and restated our employment agreements with Messrs. Scott and Joel Bender (as amended and restated, each, an “Employment Agreement”). Each Employment Agreement reflects the executive’s base salary of $300,000 and has an initial three‑year term that will extend automatically for one‑year periods thereafter unless advance written notice by either party is provided. Under the Employment Agreements, each of Messrs. Scott and Joel Bender are entitled to receive severance compensation if his employment is terminated under certain conditions, such as a termination by the executive officer for “good reason” or by us without “cause,” each as defined in the agreements and further described below under “—Potential Payments upon Termination or Change of Control.” In addition, the agreements provide for:

•	specified minimum base salaries;
•	participation in all of our employee benefit plans to the extent the executive is eligible thereunder;
•	termination benefits, including, in specified circumstances, severance payments; and
•	an annual bonus of up to 100% of annual base salary in the good faith discretion of the Board if the executive satisfies budgetary and performance goals, as determined annually by the Board.

On February 21, 2019, we amended the Employment Agreements to provide that Scott Bender and Joel Bender shall be eligible to receive an additional annual bonus of up to 40% of the regular annual bonus actually paid, determined in the good faith discretion of the Board if the executive satisfies additional budgetary and performance goals, as determined annually by the Board.

We have not entered into separate severance agreements with Messrs. Scott and Joel Bender and instead rely on the terms of each executive’s Employment Agreement to dictate the terms of any severance arrangements. The Employment Agreements do not provide for accelerated or enhanced cash payments or health and welfare benefits upon a change in control but do provide for salary continuation payments and subsidized health and welfare benefits upon the termination of the executive’s employment for “good reason” or without “cause.”  Mr. Tadlock will be eligible to receive severance payments should a merger or sale transaction result in Mr. Tadlock being terminated by the new entity.  In addition, Mr. Isaac will be eligible to receive severance payments should he be subject to a Qualifying Termination prior to the third anniversary of his commencement date.  Severance payments that could become payable to Messrs. Scott and Joel Bender, Mr. Tadlock and Mr. Isaac pursuant to these arrangements have been described in more detail below under “—Potential Payments upon Termination or Change of Control—Employment Agreements.”

Non‑Compete Agreements

In connection with our IPO, on February 12, 2018, Cactus LLC entered into amended and restated noncompetition agreements (each, a “Noncompetition Agreement”) with each of Scott Bender and Joel Bender. Each of the Noncompetition Agreements provide that, for a period of one year following termination of his employment, Scott Bender and Joel Bender will not (i) compete against us in connection with our business, (ii) solicit or induce any of our employees to leave his or her employment with us or hire any of our employees or (iii) solicit or entice customers who were our customers within the one‑year period immediately prior to his date of termination to cease doing business with us or to begin doing business with our competitors.  Pursuant to his employment arrangement with the Company, Mr. Isaac is subject to the same restrictions.

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to our NEOs during the year ended December 31, 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non Equity Incentive Plan Compensation ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Scott Bender, President, Chief Executive Officer and Director (4)	2019	300,000	—	334,835	1,499,994	29,102	2,163,931
	2018	300,000	—	300,000	1,000,008	31,135	1,631,143
	2017	260,096	—	300,000	—	24,726	584,822
Joel Bender, Senior Vice President, Chief Operating Officer and Director (4)	2019	300,000	—	334,835	1,499,994	30,120	2,164,949
	2018	300,000	—	300,000	1,000,008	30,070	1,630,078
	2017	260,096	—	300,000	—	14,386	574,482
Stephen Tadlock, Vice President, Chief Financial Officer and Treasurer (5)	2019	321,923	—	180,971	1,502,947	24,773	2,030,614
	2018	250,000	—	120,298	1,875,015	23,780	2,269,093
Brian Small, Senior Finance Director and Former Chief Financial Officer (5)	2019	250,000	—	111,611	—	27,620	389,231
Steven Bender, Vice President of Operations (5)	2019	296,154	—	248,489	599,975	25,789	1,170,407
David Isaac, General Counsel, Vice President of Administration and Secretary (5)	2019	296,154	—	165,659	449,972	14,260	926,045

(1)Amounts of “Non-Equity Incentive Plan Compensation” paid to each applicable NEO were made pursuant to the Company’s short-term incentive program. For a description of this plan please see “Compensation Discussion and Analysis—Elements of Compensation—Short-Term Incentives.”

(2)The amounts reported in this column represent the aggregate grant date fair value of restricted stock unit awards granted to each NEO and computed in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions with respect to these awards, see Note 6 in the notes to the consolidated financial statements in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2019 (our “2019 Annual Report”). For additional information about restricted stock unit awards granted during 2018, see “Outstanding Equity Awards at 2019 Fiscal Year‑End” below.  For more information about our LTIP, see “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Incentives.”

(3)Amounts reflected within the “All Other Compensation” column are comprised of the following amounts:

Name	Year	Employer Contributions to 401(k) Plan ($)	Vehicle Allowance ($)	Gas Reimbursement ($)	Total ($)
Scott Bender	2019	14,375	14,400	327	29,102
	2018	15,670	14,400	1,065	31,135
	2017	13,545	10,800	381	24,726
Joel Bender	2019	15,720	14,400	—	30,120
	2018	15,670	14,400	—	30,070
	2017	3,586	10,800	—	14,386
Stephen Tadlock	2019	10,373	14,400	—	24,773
	2018	9,380	14,400	—	23,780
Brian Small	2019	13,220	14,400	—	27,620
Steven Bender	2019	11,389	14,400	—	25,789
David Isaac	2019	14,260	—	—	14,260

(4)Although Messrs. Scott and Joel Bender each serve on the Board, they are not compensated for their services as directors.

(5)Mr. Tadlock was not a NEO for any years prior to 2018. Brian Small, Steven Bender and David Isaac were not NEOs for any years prior to 2019.

Grants of Plan Based Awards

The following table provides information about equity and non-equity awards granted to our NEOs in 2019, including the following: (1) the grant date; (2) the estimated possible payouts under the non-equity incentive plan, which is discussed in “Compensation Discussion and Analysis—Elements of Compensation—Short-term Incentives and -Long-term Incentives”, included herein; (3) the number of restricted stock awards pursuant to the Company’s LTIP; and (4) the fair value of each equity award.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock Awards ($)(3)
Scott Bender		0	300,000	420,000
	3/11/2019	—	—	—	40,139	1,499,994
Joel Bender		0	300,000	420,000
	3/11/2019	—	—	—	40,139	1,499,994
Stephen Tadlock		0	167,500	234,500
	3/11/2019	—	—	—	40,218	1,502,947
Brian Small		0	100,000	140,000
Steven Bender		0	225,000	315,000
	3/11/2019	—	—	—	16,055	599,975
David Isaac		0	150,000	210,000
	3/11/2019	—	—	—	12,041	449,972

(1)

Amounts in these columns represent the threshold, target, and maximum estimated payouts for 2019 MIP bonus awards. The actual value of bonuses paid to our NEOs for 2019 under this program can be found in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

(2)

This column includes the number of restricted stock units granted to our NEOs during 2019. See “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Incentives—2019 LTIP Awards” for more information regarding these restricted stock units.

(3)

The amounts shown in this column represent the grant date fair value of each equity award computed in accordance with FASB ASC Topic 718. Please see Note 6  to our consolidated financial statements for the fiscal year ended December 31, 2019 for additional detail regarding assumptions underlying the value of these equity awards.

Outstanding Equity Awards at 2019 Fiscal Year‑End

The following table reflects information regarding outstanding restricted stock units held by our NEOs as of December 31, 2019.

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(1)
Scott Bender	2/7/2018	35,088(2)	1,204,220
	3/11/2019	40,139(3)	1,377,571
		75,227	2,581,791
Joel Bender	2/7/2018	35,088(2)	1,204,220
	3/11/2019	40,139(3)	1,377,571
		75,227	2,581,791
Stephen Tadlock	2/7/2018	65,790(2)	2,257,913
	3/11/2019	40,218(3)	1,380,282
		106,008	3,638,195
Brian Small	2/7/2018	2,632(2)	90,330
		2,632	90,330
Steven Bender	2/7/2018	21,052(2)	722,505
	3/11/2019	16,055(3)	551,007
		37,107	1,273,512
David Isaac	10/24/2018	6,077(4)	208,563
	3/11/2019	12,041(3)	413,247
		18,118	621,810

(1)	The market value of these units is based on the closing price of the Company’s Class A common stock on December 31, 2019 ($34.32), the last trading day of the fiscal year.
(2)	Reflects RSUs which vest over two years in equal annual installments on February 7, 2020 and February 7, 2021.
(3)	Reflects RSUs which vest over three years in equal annual installments on March 11, 2020, March 11, 2021 and March 11, 2022.
(4)	Reflects RSUs which vest over two years in equal annual installments on October 24, 2020 and October 24, 2021.

Stock Vested

The following table provides information for our NEOs on the number of shares of Class A common stock acquired upon the vesting of RSU awards and the value realized, in each case before payment of any applicable withholding tax or exercise prices.

	Stock Awards (1)
Name	Number of Shares Acquired on Vesting (#)	Pre-tax Value Realized on Vesting ($)
Scott Bender	17,544	575,268
Joel Bender	17,544	575,268
Stephen Tadlock	32,895	1,078,627
Brian Small	1,316	43,152
Steven Bender	10,527	345,180
David Isaac	3,039	85,578

(1)

Reflects shares received pursuant to RSU awards granted under the LTIP vesting in 2019. The value realized upon vesting of these awards represents the aggregate dollar amount realized by the NEO upon vesting computed by multiplying the number of shares of stock by the closing price of the underlying shares on the applicable vesting date.  For Scott Bender, Joel Bender, Stephen Tadlock, Brian Small and Steven Bender, the applicable vesting date was February 7, 2019, and the closing price of the Class A common stock on that date was $32.79.  For David Isaac, the applicable vesting date was October 24, 2019, and the closing price of the Class A common stock on that date was $28.16.

Pension Benefits and Nonqualified Deferred Compensation

We have not maintained, and do not currently maintain, a defined benefit pension plan or a nonqualified deferred compensation plan providing for retirement benefits.

Potential Payments Upon Termination or Change of Control

Each of our NEOs may be entitled to certain severance and other benefits upon a termination of employment under their respective award agreements and employment agreements, as described in further detail below.  The description of the relevant terms of such award agreements and employment agreements set forth below does not purport to be a complete description of all of the provisions of any such agreements and is qualified in its entirety by reference to the forms of award agreements and severance agreements previously filed.

Employment Agreements

Scott Bender and Joel Bender Employment Agreements

We have entered into employment agreements with Messrs. Scott and Joel Bender.  The Employment Agreements do not provide for accelerated or enhanced cash payments or health and welfare benefits upon a change in control but do provide for salary continuation payments and subsidized health and welfare benefits upon the termination of the executive’s employment for “good reason” or without “cause.”

To receive benefits under the Employment Agreements, the executive officer will be required to execute a release of all claims against the Company.

Termination for Good Reason or Without Cause.  If either Scott or Joel Bender terminates his employment for “good reason” or is terminated by us without “cause,” he will be entitled to receive as severance, in addition to any amounts earned and unpaid through the date of termination, his then‑current base salary and benefits (except car and expense reimbursement benefits) for the remaining term of the Employment Agreement if such term is greater than one year, or if such term is not greater than one year, one year from the date of termination, paid in lump sum within 60 days after the executive’s separation from service.

Termination Due to Disability.  If either Scott or Joel Bender’s employment is terminated by either us or the executive due to disability, he will be entitled to receive as severance his then‑current base salary and benefits through the remainder of the calendar month during which such termination is effective and for the lesser of (a) six consecutive months thereafter or (b) the date on which disability insurance benefits commence under any disability insurance coverage which may be provided by us, paid in lump sum within 30 days after the executive’s termination due to disability.

Termination Due to Death.  If either Scott or Joel Bender’s employment is terminated due to death, his estate will be entitled to receive his then‑current base salary and accrued benefits through the end of the calendar month in which his death occurs, paid in lump sum within 30 days after the executive’s termination due to disability.

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

Stephen Tadlock Offer Letter

Pursuant to the terms of his offer letter, Mr. Tadlock will be eligible to receive six months of severance should a merger or sale transaction result in Mr. Tadlock being terminated by the new entity.

David Isaac Severance Agreement

Pursuant to the terms of a severance agreement, Mr. Isaac is entitled to a severance payment in the event of a Qualifying Termination prior to September 24, 2021.  If Mr. Isaac has a Qualifying Termination before September 24, 2020, he will be eligible for a severance payment equal to 2/3 of his then current annual base salary.  If Mr. Isaac has a Qualifying Termination during the period from September 25, 2020 until September 24, 2021, he will be eligible to receive a severance payment equal to 1/3 of his then current annual base salary.

Restricted Stock Unit Awards

The Company’s restricted stock unit award agreements provide that restricted stock awards will become fully vested on (i) the date a Change of Control occurs, (ii) the termination of an employee’s employment due to his death or a Disability or (iii) upon the employee’s Normal Retirement.  As used in the restricted stock unit award agreements, “Disability” means that the employee is unable to perform the essential functions of their duties for three consecutive months, or three months during any six-month period, as determined after an examination by a medical doctor selected by written agreement of the employee and the Company.  As used in the restricted stock unit award agreements, “Normal Retirement” means an employee’s separation from service without Cause on or following the age of 65.  For purposes of the restricted stock unit award agreements, “Cause” means the employee (i) is convicted of, or enters a nolo contendere or guilty plea with respect to a crime involving fraud, theft, embezzlement or other act of material dishonesty, the Board’s loss of confidence in the employee because he is convicted of or enters a nolo contendere or guilty plea with respect to any felony or crime involving moral turpitude; (ii) commits any other material breach of any of the provisions of their employment agreement with the Company (if applicable) or any material employment contract, policy or agreement the employee has entered into with the Company, other than a breach which (being capable of being remedied) is remedied by the employee within fourteen days of being called upon to do so in writing by the Company; or (iii) fails to perform their duties and responsibilities (other than a failure resulting from Disability).

Management Incentive Plan Awards

The Company’s Management Incentive Plan provides that participants whose employment ends before the bonus payments are made forfeit all rights to participate in the Management Incentive Plan and to receive any bonus relating to prior service, except for the following:

•	Injury, disability or ill-health (as determined by the Compensation Committee);
•	Change of control; or
•	Death.

Quantification of Payments

Shown in the table below are potential payments upon the assumed (i) involuntary not for Cause termination of our NEOs other than during the 24-month period following a Change of Control, or (ii) involuntary not for Cause termination or termination by the NEO for “Good Reason,” in either case, during the 24-month period following a Change of Control of the Company, occurring as of December 31, 2019. In addition, the tables that follow show the potential payments upon the hypothetical (i) disability, retirement or death of our NEOs, and (ii) Change of Control of the Company, in each case, occurring as of December 31, 2019.  The table includes estimate amounts because actual amounts to be paid can only be determined at the time of such executive’s separation from the Company or upon a Change of Control.

		Potential Payments Upon Termination and Change of Control
Executive Benefits and Payments Upon Separation		Termination for Cause	Involuntary Not for Cause Termination without a Change of Control	Termination with a Change of Control	Disability or Normal Retirement	Death	Change of Control (No Termination)
Scott Bender	Compensation:
	Cash Severance	$—	$300,000	$300,000	$150,000	$25,000	$—
	Stock Awards (1)	—	2,581,791	2,581,791	2,581,791	2,581,791	2,581,791
	Performance Cash Awards (2)	—	—	300,000	300,000	300,000	300,000
	Benefits & Perquisites:
	Health and Welfare Benefits (3)	—	11,229	11,229	5,615	11,229	—
Total		$—	$2,893,020	$3,193,020	$3,037,406	$2,918,020	$2,881,791
Joel Bender	Compensation:
	Cash Severance	$—	$300,000	$300,000	$150,000	$25,000	$—
	Stock Awards (1)	—	—	2,581,791	2,581,791	2,581,791	2,581,791
	Performance Cash Awards (2)	—	—	300,000	300,000	300,000	300,000
	Benefits & Perquisites:
	Health and Welfare Benefits (3)	—	11,104	11,104	5,552	11,104	—
Total		$—	$311,104	$3,192,895	$3,037,343	$2,917,895	$2,881,791
Stephen Tadlock	Compensation:
	Cash Severance	$—	$—	$167,500	$—	$—	$—
	Stock Awards (1)	—	—	3,638,195	3,638,195	3,638,195	3,638,195
	Performance Cash Awards (2)	—	—	167,500	167,500	167,500	167,500
	Benefits & Perquisites:
	Health and Welfare Benefits (3)	—	—	—	—	—	—
Total		$—	$—	$3,973,195	$3,805,695	$3,805,695	$3,805,695

		Potential Payments Upon Termination and Change of Control
Executive Benefits and Payments Upon Separation		Termination for Cause	Involuntary Not for Cause Termination without a Change of Control	Termination with a Change of Control	Disability or Normal Retirement	Death	Change of Control (No Termination)
Brian Small	Compensation:
	Cash Severance	$—	$—	$—	$—	$—	$—
	Stock Awards (1)	—	—	90,330	90,330	90,330	90,330
	Performance Cash Awards (2)	—	—	100,000	100,000	100,000	100,000
	Benefits & Perquisites:
	Health and Welfare Benefits (3)	—	—	—	—	—	—
Total		$—	$—	$190,330	$190,330	$190,330	$190,330
Steven Bender	Compensation:
	Cash Severance	$—	$—	$-	$—	$—	$—
	Stock Awards (1)	—	—	1,273,512	1,273,512	1,273,512	1,273,512
	Performance Cash Awards (2)	—	—	225,000	225,000	225,000	225,000
	Benefits & Perquisites:
	Health and Welfare Benefits (3)	—	—	—	—	—	—
Total		$—	$—	$1,498,512	$1,498,512	$1,498,512	$1,498,512
David Isaac	Compensation:
	Cash Severance	$—	$200,000	$200,000	$—	$—	$—
	Stock Awards (1)	—	—	621,810	621,810	621,810	621,810
	Performance Cash Awards (2)	—	—	150,000	150,000	150,000	150,000
	Benefits & Perquisites:
	Health and Welfare Benefits (3)	—	—	—	—	—	—
Total		$—	$200,000	$971,810	$771,810	$771,810	$771,810

(1)

Reflects the value of unvested restricted stock unit awards as of December 31, 2019 that would be accelerated as a result of the separation event based on the Company’s stock price of $34.32, which was the closing market price of the Company’s Class A common stock as of December 31, 2019.

(2)

Reflects the value of unvested performance-based cash awards as of December 31, 2019. Performance-based cash awards have been reported assuming that the performance period ended on December 31, 2019 and that the performance level achievement was at target for the 2019 awards.

(3)

Reflects the estimated lump-sum present value of all future premiums which will be paid on behalf of the NEO under the Company’s health and welfare benefit plans for the applicable continuation period specified in the Executive Agreements.

(4)

Due to Mr. Bender’s eligibility for “Normal Retirement” treatment in the event of a separation from service without cause, this reflects the value of unvested restricted stock unit awards held by Mr. Bender as of December 31, 2019, that would be accelerated upon his “Normal Retirement.”

2019 Chief Executive Officer Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median annual total compensation of our employees (other than the Chief Executive Officer) and the annual total compensation of Scott Bender, our Chief Executive Officer.

For 2019, our last completed fiscal year:

•Scott Bender had total annual compensation of $2,163,931 as reflected in the Summary Compensation Table included in this Proxy Statement.

oOur median employee’s annual total compensation was $90,436.

oAs a result, we estimate that Scott Bender’s 2019 annual total compensation was approximately 23.9 times that of our median employee.

•To identify the median employee, we took the following steps:

oWe determined that, as of December 1, 2019, our employee population consisted of 1,137 individuals. This population consisted of our full-time and part-time employees (including both active employees and employees on leave as of December 31, 2019);

oWe selected December 1, 2019 as our identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.

oWe used a consistently applied compensation measure to identify our median employee by comparing the actual amount of salary or wages as reflected in our payroll records. Compensation was annualized for employees that were not employed by us for all of 2019.

oFor our employees located outside of the United States, we obtained similar payroll records and converted such information into U.S. dollars using the year-end currency exchange rate.

oTo determine the annual total compensation of our median employee and our Chief Executive Officer, we took the following steps:

    After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2019 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $90,436.17.

    With respect to the annual total compensation of our Chief Executive Officer, we used the amount reported in the “Total” column of our 2019 Summary Compensation Table included in this Proxy Statement.

Director Compensation

Pursuant to our non‑employee director compensation program, each non‑employee director receives the following compensation for his or her service on the Board:

•	a cash retainer of $80,000 per year, payable quarterly in arrears;
•

an additional cash retainer of $20,000 per year, payable quarterly in arrears if such non‑employee director serves as the chairperson of our Audit Committee and an additional cash retainer of $10,000 per year for each other member of our Audit Committee;

•

an additional cash retainer of $10,000 per year, payable quarterly in arrears if such non‑employee director serves as the chairperson of our Compensation Committee and an additional cash retainer of $5,000 per year for each other member of our Compensation Committee;

•

an additional cash retainer of $10,000 per year, payable quarterly in arrears if such non‑employee director serves as the chairperson of our Nominating and Governance Committee and an additional $5,000 per year for each other member of our Nominating and Governance Committee; and

•	annual equity‑based compensation with an aggregate grant date value of $100,000, described below.

In addition, a cash retainer of $20,000 per year will be payable to a non‑employee Chairman of the Board quarterly in arrears. Each director will be reimbursed for out‑of‑pocket expenses incurred in connection with attending board and committee meetings.

The non‑employee directors received a restricted stock unit grant value of $100,000 in connection with our IPO. All director restricted stock unit awards will generally be subject to a one‑year vesting schedule. In connection with our IPO, Messrs. Rosenthal and Semple also each received restricted stock unit awards with grant date values of $1,250,000 that will vest over three years.

Messrs. Scott and Joel Bender, as employees of the Company, do not receive compensation for their services as directors in addition to their employee compensation described above. The table below reflects the compensation provided during 2019 to each member of the Board who was not employed by the Company.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)(3)
Bruce Rothstein(3)	$ 100,000	$ 99,965	$ 199,965
John (Andy) O'Donnell	100,000	99,965	199,965
Michael McGovern	100,000	99,965	199,965
Alan Semple	105,000	99,965	204,965
Gary L. Rosenthal	95,000	99,965	194,965
Melissa Law(4)	—	—	—

(1)The amounts shown in this column reflect cash fees earned by each director during 2019. We will also reimburse all directors for reasonable expenses incurred in attending all board or committee meetings.

(2)Amounts reported in this column represent the grant date fair market value determined in accordance with FASB ASC Topic 718 of restricted stock units granted during 2019.

(3)Mr. Rothstein did not directly receive any compensation for his services as a director during 2019. Mr. Rothstein is a Managing Partner of Cadent Energy Partners LLC. Due to Mr. Rothstein’s services as a managing partner at Cadent, all compensation and equity awards that he receives will be payable or transferred to Cadent.

(4)Melissa Law was appointed to the board of directors on January 30, 2020 and therefore was not a director in 2019.

Consistent with the director compensation program described above, on March 11, 2019, the Compensation Committee made grants of 2,675 restricted stock units to each of our non-employee directors. These awards of restricted stock will vest in full on the first anniversary of the date of grant and are subject to forfeiture pursuant to the terms of the notice of grant and award agreement under which they were granted as well as the terms of the LTIP on that date.

As of December 31, 2019, the aggregate number of unvested restricted stock unit awards held by non-employee directors were as follows:

Name	Stock Awards (#)
Bruce Rothstein(3)	2,675
John (Andy) O'Donnell	2,675
Michael McGovern	2,675
Alan Semple	46,535
Gary L. Rosenthal	46,535

Compensation Committee Interlocks and Insider Participation

During 2019, the Company’s Compensation Committee consisted of Messrs. McGovern, O’Donnell and Rosenthal. There were no compensation committee interlock relationships for the year ended December 31, 2019. No member of our Compensation Committee during 2019 has engaged in any related party transaction in which our company was a participant.

Compensation Committee Report

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis required by Item 402 of Regulation S-K promulgated by the SEC with management of the Company, and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in the Company’s Proxy Statement for the 2020 annual meeting and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Compensation Committee of the Board of Directors
Michael McGovern, Chairman John (Andy) O’Donnell, Member Gary Rosenthal, Member Melissa Law, Member

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of common stock as of February 11, 2020, by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of common stock, (ii) each NEO of the Company, (iii) each director and director nominee of the Company and (iv) all directors and executive officers as a group. All of such information is based on publicly available filings, unless otherwise known to us from other sources. Unless otherwise noted, the mailing address of each person or entity named below is 920 Memorial City Way, Suite 300 Houston, Texas 77024.

As of February 11, 2020, 47,339,329 shares of our Class A common stock and 27,957,699 shares of our Class B common stock were outstanding.

	Shares Beneficially Owned by Certain Beneficial Owners and Management (2)
	Class A Common Stock			Class B Common Stock		Combined Voting Power
	Number	% of class		Number	% of class	Number	% of class
5% Stockholders
Cadent Energy Partners II, L.P.(3)	5,264	*	%	8,347,466	29.9%	8,352,730	11.1%
Cactus WH Enterprises, LLC(4)	—	—%		17,934,356	64.1%	17,934,356	23.8%
BlackRock, Inc.(5)	3,311,308	7.0%		—	—%	3,311,308	4.4%
The Vanguard Group(6)	4,303,181	9.1%		—	—%	4,303,181	5.7%
Directors and NEOs:
Bruce Rothstein(3)	—	—%		—	—%	—	—%
Scott Bender(4)	26,816	*	%	17,934,356	64.1%	17,961,172	23.9%
Joel Bender(4)	26,234	*	%	17,934,356	64.1%	17,960,590	23.9%
Stephen Tadlock	49,452	*	%	—	—%	49,452	* %
David Isaac	2,299	*	%	—	—%	2,299	* %
Steven Bender	15,614	*	%	—	—%	15,614	* %
Brian Small	1,850	*	%	—	—%	1,850	* %
John (Andy) O’Donnell	5,264	*	%	52,508	* %	57,772	* %
Michael McGovern	5,264	*	%	56,018	* %	61,282	* %
Alan Semple	39,994	*	%	—	—%	39,994	* %
Gary Rosenthal	32,167	*	%	—	—%	32,167	* %
Melissa Law	—	—%		—	—%	—	—
Directors and executive officers as a group (12 persons)	204,954	*	%	18,042,882	64.5%	18,247,836	24.2%

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

(3)Cadent Energy Partners II, L.P., its general partner, Cadent Energy Partners II—GP, L.P., and Cadent Management Services, LLC (“Cadent Management”), its manager, are indirectly controlled by Cadent Energy Partners. Cadent Energy Partners controls all voting and dispositive power over the reported shares and therefore may be deemed to be the beneficial owner of such shares. Any decision taken by Cadent Management to vote, or to direct to vote, and to dispose, or to direct the disposition of, the securities held by Cadent has to be approved by its investment committee.  There are four members of the investment committee, and unanimous approval of the members of the investment committee is required to approve an action.  Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to the investment committee of Cadent Management. Bruce Rothstein, the Chairman of our board of directors, is a Managing Director of Cadent Energy Partners. Certain of our directors and officers have passive interests in Cadent. In connection with our IPO, Cactus Inc. entered into a Stockholders’ Agreement with Cadent and Cactus WH Enterprises, which provides Cadent and Cactus WH Enterprises with the right to designate a certain number of nominees to our board of directors so long as they and their respective affiliates collectively beneficially own at least 5% of the outstanding shares of our common stock. Therefore, Cadent and Cactus WH Enterprises may each be deemed to beneficially own an aggregate 26,281,822 shares of our Class B common stock, representing an aggregate combined voting power of 34.9%. Cadent also owns 5,264 shares of Class A common stock that was issued to Mr. Rothstein in connection with the vesting of previously granted restricted stock units. Due to Mr. Rothstein’s position as a managing director at Cadent Energy Partners, all compensation and equity awards that he receives are directly payable or transferred to Cadent Management, a subsidiary of Cadent Energy Partners.

(4)Scott Bender and Joel Bender control Cactus WH Enterprises and may be deemed to share voting and dispositive power over the reported shares and, therefore, will also be deemed to be the beneficial owners of such shares. In connection with our IPO, Cactus Inc. entered into a Stockholders’ Agreement with Cadent and

Cactus WH Enterprises, which provides Cadent and Cactus WH Enterprises with the right to designate a certain number of nominees to our board of directors so long as they and their respective affiliates collectively beneficially own at least 5% of the outstanding shares of our common stock. Therefore, Cadent and Cactus WH Enterprises may each be deemed to beneficially own an aggregate 26,281,822 shares, representing an aggregate combined voting power of 34.9%.

(5)Based on the Schedule 13G/A, filed February 5, 2020 by BlackRock, Inc., (“BlackRock”) a parent holding company, which states that BlackRock and its affiliates have sole investment discretion over 3,311,308 shares of our Class A common stock and sole voting power over 3,229,404 shares of our Class A common stock. All shares covered by such filings are held by BlackRock and/or its subsidiaries. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(6)Based on the Schedule 13G/A, filed February 12, 2020 by The Vanguard Group (“Vanguard”), which states that Vanguard has sole voting power over 98,023 shares of our Class A common stock, shared voting power over 4,804 shares of our Class A common stock, sole dispositive power over 4,205,331 shares of our Class A common stock and shared dispositive power over 97,850 shares of our Class A common stock. The address of Vanguard is 100 Vanguard Boulevard, Malvern, PA 19355.

*Less than 1.0%.

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information relating to our LTIP as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights ($)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	688,865	N/A	2,036,788
Total	688,865	N/A	2,036,788

(1)

This column reflects all shares subject to time-based restricted stock units granted under the LTIP that were outstanding and unvested as of December 31, 2019. No stock options or warrants have been granted under the LTIP.

(2)	No stock options have been granted under the LTIP, and the restricted stock units reflected in column (a) are not reflected in this column as they do not have an exercise price.
(3)	This column reflects the total number of shares remaining available for issuance under the LTIP as of December 31, 2019.

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

Our board of directors adopted a written Related Party Transactions policy prior to the completion of our IPO. Pursuant to this policy, our Audit Committee has and will continue to review all material facts of all Related Party Transactions and either approve or disapprove entry into the Related Party Transaction, subject to certain limited exceptions. In determining whether to approve or disapprove entry into a Related Party Transaction, our Audit Committee takes into account, among other factors, the following: (i) whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and (ii) the extent of the Related Person’s interest in the transaction. Further, the policy requires that all Related Party Transactions required to be disclosed in our filings with the SEC be so disclosed in accordance with applicable laws, rules and regulations.

Cactus Wellhead LLC Agreement

Under the Cactus Wellhead LLC Agreement, each CW Unit Holder, subject to certain limitations, has the right, pursuant to the Redemption Right, to cause Cactus LLC to acquire all or at least a minimum portion of its CW Units for, at Cactus LLC’s election, (x) shares of our Class A Common Stock at a redemption ratio of one share of Class A Common Stock for each CW Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions, or (y) an equivalent amount of cash. Alternatively, upon the exercise of the Redemption Right, Cactus Inc. (instead of Cactus LLC) will have the right, pursuant to the Call Right, to acquire each tendered CW Unit directly from the exchanging CW Unit Holder for, at its election, (x) one share of Class A Common Stock, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, or (y) an equivalent amount of cash. In connection with any redemption of CW Units pursuant to the Redemption Right or our Call Right, the corresponding number of shares of Class B Common Stock will be canceled. In addition, any redemptions involving all of the CW Units held by a CW Unit Holder (subject to the discretion of Cactus Inc. to restrict redemptions of a lower number of units) may occur at any time. As the CW Unit Holders redeem their CW Units, our membership interest in Cactus LLC will be correspondingly increased, the number of shares of Class A Common Stock outstanding will be increased, and the number of shares of Class B Common Stock outstanding will be reduced.

Under the Cactus Wellhead LLC Agreement, we have the right to determine when distributions will be made to CW Unit Holders and the amount of any such distributions. If we authorize a distribution, such distribution will be made to the holders of CW Units on a pro rata basis in accordance with their respective percentage ownership of CW Units.

The holders of CW Units, including us, will generally incur U.S. federal, state and local income taxes on their proportionate share of any taxable income of Cactus LLC and will be allocated their proportionate share of any taxable loss of Cactus LLC. Net profits and net losses of Cactus LLC generally will be allocated to holders of CW Units on a pro rata basis in accordance with their respective percentage ownership of CW Units, except that certain non pro rata adjustments will be required to be made to reflect built-in gains and losses and tax depletion, depreciation and amortization with respect to such built-in gains and losses. To the extent Cactus LLC has available cash and subject to the terms of any current or future credit agreements or debt instruments, we intend to cause Cactus LLC to make (i) pro rata distributions to the holders of CW Units, including us, in an amount at least sufficient to allow us to pay our taxes and make payments under the Tax Receivable Agreement that we entered into with the TRA Holders in connection with our IPO and (ii) non pro rata payments to Cactus Inc. to reimburse us for our corporate and other overhead expenses incurred by us in connection with serving as a managing member of Cactus LLC.

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

The payment obligations under the TRA are Cactus Inc.’s obligations and not obligations of Cactus LLC, and we expect that the payments we will be required to make under the TRA will be substantial. We have determined that it is more likely than not that actual cash tax savings will be realized by Cactus Inc. from the tax benefits resulting from our IPO (and the related transactions), the follow-on equity offering in July 2018 and March 2019 and CW Unit exchanges. Future exchanges of CW Units create additional liability and follow the same accounting procedures. Estimating the amount and timing of payments that may become due under the TRA is by its nature imprecise and the assumptions used in the estimate can change. For purposes of the TRA, net cash savings in tax generally will be calculated by comparing Cactus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) to the amount it would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRA. The amounts payable, as well as the timing of any payments under the TRA, are dependent upon significant future events and assumptions, including the timing of the redemption of CW Units, the price of our Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming unit holder’s tax basis in its CW Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future and the U.S. federal income tax rate then applicable, and the portion of Cactus Inc.’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis.

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

The term of the TRA commenced upon completion of our IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we exercise our right to terminate the TRA. In the event that the TRA is not terminated, the payments under the TRA, which commenced in 2019, will continue for approximately 20 years after the date of the last redemption of CW Units. Accordingly, it is expected that payments will continue to be made under the TRA for more than 20 years. If we elect to terminate the TRA early (or it is terminated early due to certain mergers, asset sales, other forms of business combinations or other changes of control), our obligations under the TRA would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the TRA (determined by applying a discount rate of one-year LIBOR plus 150 basis points) and such payment is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the TRA, including the assumptions that (i) we have sufficient taxable income to fully utilize the tax benefits covered by the TRA and (ii) any CW Units (other than those held by Cactus Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates. Assuming no material changes in the relevant tax law, we expect that if the TRA were terminated as of December 31, 2019, the estimated termination payments, based on the assumptions discussed above, would be approximately $331.3 million (calculated using a discount rate equal to one-year LIBOR plus 150 basis points, applied against an undiscounted liability of $434.7 million). A 10% increase in the price of our Class A Common Stock at December 31, 2019 would have increased the discounted liability by $17.2 million to $348.5 million (an undiscounted increase of $23.2 million to $457.9 million), and likewise, a 10% decrease in the price of our Class A Common Stock at December 31, 2019 would have decreased the discounted liability by $17.3 million to $314.0 million (an undiscounted decrease of $23.3 million to $411.4 million).

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

Payments generally are due under the TRA within five business days following the finalization of the schedule with respect to which the payment obligation is calculated. However, interest on such payments will begin to accrue from the due date (without extensions) of our U.S. federal income tax return for the period to which such payments relate until such payment date at a rate equal to one-year LIBOR plus 150 basis points. Except in cases where we elect to terminate the TRA early or it is otherwise terminated as described above, generally we may elect to defer payments due under the TRA if we do not have available cash to satisfy our payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date at a rate of one-year LIBOR plus 550 basis points. However, interest will accrue from the due date for such payment until the payment date at a rate of one-year LIBOR plus 150 basis points if we are unable to make such payment as a result of limitations imposed by our credit facility. We have no present intention to defer payments under the TRA.

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

Two of our independent directors, Messrs. McGovern and O’Donnell, have the right to receive payments under the Tax Receivable Agreement in respect of CW Units owned by them at the time of our IPO. During 2019, a company controlled by Scott Bender and Joel Bender received approximately $2.1 million in payments under the TRA in respect of CW Units owned by them. In addition, Cadent and Steven Bender received payments under the TRA of approximately $6.3 million and $0.2 million, respectively, during 2019 in respect of CW Units owned by them.

Liability related to TRA
2020	$14,630
2021	11,959
2022	12,183
2023	12,439
2024	12,700
Thereafter	152,621
$216,532

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

On March 15, 2019, in accordance with the requirements of the Registration Rights Agreement, we filed a shelf registration statement on Form S-3 pursuant to the Securities Act of 1933, as amended, to, amount other things, permit the resale by the Registration Rights Holders of shares of Class A Common Stock issuable upon the exercise of redemption rights. If at any time we are not eligible to register the sale of our securities on Form S‑3, each of Cadent and Cactus WH Enterprises will have the right to request three “demand” registrations, provided that the aggregate amount of registrable securities that are requested to be included in such demand registration is at least $25,000,000. Further, the Registration Rights Holders and certain of their assignees will have customary “piggyback” registration rights.

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

Currently, Bruce Rothstein and Michael McGovern are each deemed to be designees of Cadent, and Scott Bender, Joel Bender and Alan Semple are each deemed to be designees of Cactus WH Enterprises.

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

Non-Exclusive Aircraft Lease Agreements

In July 2019, Cactus LLC entered into a Non-Exclusive Aircraft Lease Agreement (the “SusieAir Lease”) with SusieAir, LLC (“SusieAir”), an entity wholly owned by Mr. Scott Bender, pursuant to which Cactus LLC leases an aircraft, excluding crew, from SusieAir. The 2019 agreement replaced the previous agreement originally entered into in 2014 due to the sale of the aircraft under the previous lease. Under the SusieAir Lease, the aircraft may be subject to use by other lessees. The SusieAir Lease has an initial term of one year and automatically renews for successive one year terms unless either party gives at least 15 days’ advance notice of its intention to terminate the agreement. The SusieAir Lease shall terminate automatically upon a sale or total loss of the aircraft or at any time, upon 30 days’ written notice by either party. Cactus LLC pays SusieAir a base hourly rent of $1,750 per flight hour of use of the aircraft, payable monthly, for the hours of aircraft operation during the prior calendar month. Cactus LLC is also responsible for employing pilots and certain fuel true up fees. Mr. Scott Bender and Mr. Joel Bender pay the Company $1,800/day for their personal use of the pilots employed by the Company. The SusieAir Lease generally provides that Cactus LLC will indemnify SusieAir from liabilities arising from the operation of the aircraft. During 2019, total expense recognized in connection with these rentals totaled $0.3 million. As of December 31, 2019, we owed less than $0.1 million to SusieAir, which amount is included in accounts payable in the consolidated balance sheets.

Employment Agreements

We have entered into employment agreements and non‑compete agreements with Scott Bender, our Chief Executive Officer, and Joel Bender, our Chief Operating Officer. Mr. Tadlock has an agreement providing him severance pay under certain circumstances.  Mr. Isaac also has an agreement providing him severance pay under certain circumstances and he also has a non-compete agreement. For more information, please read Part III. Item 11. Executive Compensation—Employment, Severance and Change in Control Agreements—Employment Agreements.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” for a discussion of the directors who our Board has determined to be independent.

Item 14.    Principal Accounting Fees and Services

The table below sets forth the aggregate fees billed or expected to be billed by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for services rendered for each of the last two fiscal years:

	2019	2018
	(in thousands)
Audit Fees(1)	$1,760	$1,645
Audit-Related Fees	3	10
Tax Fees(2)	—	328
All Other Fees	—	—
Total	$1,763	$1,983

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

The charter of the Audit Committee and its pre‑approval policy require that the Audit Committee review and pre‑approve the plan and scope of our independent registered public accounting firm’s audit, audit‑related, tax and other services. During 2019 and 2018, all audit and non-audit services were pre-approved by the Audit Committee.

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
3.1

Amended and Restated Certificate of Incorporation of Cactus, Inc., effective February 12, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)

3.2	Amended and Restated Bylaws of Cactus, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the Commission on February 12, 2018)

3.3	First Amendment to the Amended and Restated Bylaws of Cactus, Inc (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on January 31, 2020)

4.1*	Description of Securities

10.1

First Amended and Restated Limited Liability Company Operating Agreement of Cactus Wellhead, LLC, (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)

10.2†

Amended and Restated Employment Agreement with Scott Bender, dated as of February 12, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)

10.3†

First Amendment to the Amended and Restated Employment Agreement, dated February 21, 2019, by and between Scott Bender and Cactus Wellhead, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on February 22, 2019)

10.4†

Amended and Restated Employment Agreement with Joel Bender, dated as of February 12, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)

Exhibit No.	Description
10.5†

First Amendment to the Amended and Restated Employment Agreement, dated February 21, 2019, by and between Joel Bender and Cactus Wellhead, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on February 22, 2019)

10.6†

Amended and Restated Noncompetition Agreement with Scott Bender, dated as of February 12, 2018 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)

10.7†

Amended and Restated Noncompetition Agreement with Joel Bender, dated as of February 12, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)

10.8†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on January 12, 2018)

10.9†*

Schedule of Director and Officer Indemnification Agreements Identical in All Material Respects to the Form of Director and Officer Indemnification Agreement Filed as Exhibit 10.8 to this Annual Report pursuant to Instruction 2 to Item 6-1 of Regulation S-K

10.10	Tax Receivable Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)

10.11	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)

10.12

Stockholders’ Agreement, effective as of February 12, 2018., by and among Cactus, Inc., Cadent Energy Partners II, L.P. and Cactus WH Enterprises, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)

10.13

Credit Agreement, dated July 31, 2014, among Cactus Wellhead, LLC, Credit Suisse AG, as administrative agent, collateral agent and issuing bank, and the lenders named therein as parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑222540) filed with the Commission on January 12, 2018)

10.14†	Cactus, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)

10.15†	Amendment No. 1 to Cactus, Inc. Long Term Incentive Plan, dated November 25, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on November 26, 2019

10.16†

Form of Restricted Stock Agreement under the Cactus Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S‑1 Registration Statement (File No. 333‑222540) filed with the Commission on January 12, 2018)

10.17†

Form of Restricted Stock Unit Agreement under the Cactus Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Form S‑1 Registration Statement (File No. 333‑222540) filed with the Commission on January 12, 2018)

Exhibit No.	Description
10.18

Credit Agreement, dated as of August 21, 2018, among Cactus Wellhead, LLC, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on August 24, 2018)

10.19†

Form of Restricted Stock Unit Agreement (Directors, one-year vesting) (incorporated by reference to Exhibit 4.7 to the Registrants Form S-8 Registration Statement (File No. 333-22569) filed with the Commission on May 29, 2018)

10.20†

Form of Restricted Stock Unit Agreement (Directors, three-year vesting) (incorporated by reference to Exhibit 4.7 to the Registrants Form S-8 Registration Statement (File No. 333-22569) filed with the Commission on May 29, 2018)

10.21†

Offer Letter to Stephen Tadlock dated May 30, 2017 (incorporated by reference to Item 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on March 15, 2019

10.22†*	Offer letter to David Isaac dated September 17, 2018

10.23†*	Severance Agreement by and between Cactus Wellhead, LLC and David Isaac, dated as of September 24, 2018

21.1*	List of Subsidiaries of Cactus, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Document

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

Cactus, Inc.

Date: February 28, 2020	By:	/s/ Scott Bender
Scott Bender
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Bender	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020
Scott Bender

/s/ Stephen Tadlock	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2020
Stephen Tadlock

/s/ Donna Anderson	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2020
Donna Anderson

/s/ Bruce Rothstein	Chairman of the Board and Director	February 28, 2020
Bruce Rothstein

/s/ Joel Bender	Senior Vice President, Chief Operating Officer and Director	February 28, 2020
Joel Bender

/s/ John (Andy) O’Donnell	Director	February 28, 2020
John (Andy) O’Donnell

/s/ Michael McGovern	Director	February 28, 2020
Michael McGovern

/s/ Alan Semple	Director	February 28, 2020
Alan Semple

/s/ Gary Rosenthal	Director	February 28, 2020
Gary Rosenthal

/s/ Melissa Law	Director	February 28, 2020
Melissa Law