Form 10-Q
period 2020-03-31
Cactus, Inc.
filed 2020-05-01
CIK 1699136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38390

Cactus, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2586106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

920 Memorial City Way, Suite 300 Houston, Texas (Address of principal executive offices)	77024 (Zip Code)

(713) 626-8800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01	WHD	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of April 28, 2020, the registrant had 47,400,617 shares of Class A common stock, $0.01 par value per share, and 27,957,699 shares of Class B common stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

Forward-looking statements may include statements about:

●	demand for our products and services, which is affected by, among other things, changes in the price of crude oil and natural gas in domestic and international markets;
●	the level of growth in number of rigs, pad sizes, well spacings and associated well count, availability of takeaway capacity and availability of storage capacity;
●	capital spending discipline exercised by customers;
●	changes in the number of drilled but uncompleted wells and the level of completion activity;
●	the size and timing of orders;
●	availability of raw materials and imported items;
●	transportation differentials associated with reduced capacity in and out of the storage hub in Cushing, Oklahoma;
●	expectations regarding raw materials, overhead and operating costs and margins;
●	availability of skilled and qualified workers;
●	potential liabilities such as warranty and product liability claims arising out of the installation, use or misuse of our products;
●	the possibility of cancellation of orders;
●	our business strategy;
●	our financial strategy, operating cash flows, liquidity and capital required for our business;
●	our future revenue, income and operating performance;
●	our ability to pay dividends and the amounts of any such dividends;
●	the termination of relationships with major customers or suppliers;
●	laws and regulations, including environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;
●	disruptions in the political, regulatory, economic and social conditions domestically or internationally;
●	the ultimate severity and duration of the ongoing outbreak of coronavirus (COVID-19) and the extent of its impact on our business;

i

●	outbreaks of other pandemic or contagious diseases that may disrupt our operations, suppliers or customers or impact demand for oil and gas;
●	the impact of actions taken by the Organization of Petroleum Exporting Countries (OPEC) and other oil and gas producing countries affecting the supply of oil and natural gas;
●	increases in import tariffs assessed on products from China and imported raw materials used in the manufacture of our goods in the United States which could negatively impact margins and our working capital;
●	the significance of future liabilities under the Tax Receivable Agreement (the “TRA”) we entered into with certain current or past direct and indirect owners of Cactus LLC (the “TRA Holders”) in connection with our initial public offering;
●	a failure of our information technology infrastructure or any significant breach of security;
●	potential uninsured claims and litigation against us;
●	competition within the oilfield services industry;
●	our dependence on the continuing services of certain of our key managers and employees;
●	currency exchange rate fluctuations associated with our international operations; and
●	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Annual Report”), this Quarterly Report and in our other filings with the SEC, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

ii

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2020	2019
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$230,202	$202,603
Accounts receivable, net of allowance of $1,430 and $837, respectively	95,236	87,865
Inventories	100,301	113,371
Prepaid expenses and other current assets	9,535	11,044
Total current assets	435,274	414,883

Property and equipment, net	162,871	161,748
Operating lease right-of-use assets, net	24,872	26,561
Goodwill	7,824	7,824
Deferred tax asset, net	217,916	222,545
Other noncurrent assets	1,338	1,403
Total assets	$850,095	$834,964
Liabilities and Equity
Current liabilities
Accounts payable	$34,476	$40,957
Accrued expenses and other current liabilities	19,275	22,067
Current portion of liability related to tax receivable agreement	14,630	14,630
Finance lease obligations, current portion	6,498	6,735
Operating lease liabilities, current portion	6,535	6,737
Total current liabilities	81,414	91,126

Deferred tax liability, net	1,511	1,348
Liability related to tax receivable agreement, net of current portion	201,902	201,902
Finance lease obligations, net of current portion	4,033	3,910
Operating lease liabilities, net of current portion	18,809	20,283
Total liabilities	307,669	318,569
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 47,398 and 47,159 shares issued and outstanding	474	472
Class B common stock, $0.01 par value, 215,000 shares authorized, 27,958 shares issued and outstanding	—	—
Additional paid-in capital	195,381	194,456
Retained earnings	147,670	132,990
Accumulated other comprehensive loss	(1,067)	(452)
Total stockholders' equity attributable to Cactus Inc.	342,458	327,466
Non-controlling interest	199,968	188,929
Total stockholders' equity	542,426	516,395
Total liabilities and equity	$850,095	$834,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)
Revenues
Product revenue	$87,031	$86,640
Rental revenue	36,163	38,497
Field service and other revenue	30,945	33,738
Total revenues	154,139	158,875
Costs and expenses
Cost of product revenue	56,135	53,018
Cost of rental revenue	19,339	17,791
Cost of field service and other revenue	23,811	26,906
Selling, general and administrative expenses	13,662	12,668
Severance expenses	1,007	—
Total costs and expenses	113,954	110,383
Income from operations	40,185	48,492

Interest income, net	410	23
Other expense, net	—	(1,042)
Income before income taxes	40,595	47,473
Income tax expense (benefit)	7,497	(973)
Net income	$33,098	$48,446
Less: net income attributable to non-controlling interest	14,115	21,639
Net income attributable to Cactus Inc.	$18,983	$26,807

Earnings per Class A share - basic	$0.40	$0.69
Earnings per Class A share - diluted	$0.40	$0.59

Weighted average Class A shares outstanding - basic	47,270	38,719
Weighted average Class A shares outstanding - diluted	75,395	75,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net income	$33,098	$48,446
Foreign currency translation adjustments	(1,083)	270
Comprehensive income	$32,015	$48,716
Less: comprehensive income attributable to non-controlling interest	13,647	21,786
Comprehensive income attributable to Cactus Inc.	$18,368	$26,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Non-	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	controlling	Equity
(in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	(Deficit)
Balance at December 31, 2018	37,654	$377	37,236	$—	$126,418	$51,683	$(820)	$184,670	$362,328
Adjustment to prior periods	—	—	—	—	14,035	—	488	(14,523)	—
Member distributions	—	—	—	—	—	—	—	(235)	(235)
Effect of CW Unit redemptions	8,518	85	(8,518)	—	43,899	—	(50)	(43,934)	—
Adjustment to deferred tax asset from CW Unit redemptions	—	—	—	—	(8,232)	—	—	—	(8,232)
Tax impact of equity transactions	—	—	—	—	13,580	—	—	—	13,580
Equity award vestings	219	2	—	—	(1,474)	—	—	—	(1,472)
Other comprehensive income	—	—	—	—	—	—	123	147	270
Stock-based compensation	—	—	—	—	1,676	—	—	—	1,676
Net income	—	—	—	—	—	26,807	—	21,639	48,446
Balance at March 31, 2019	46,391	$464	28,718	$—	$189,902	$78,490	$(259)	$147,764	$416,361

Balance at December 31, 2019	47,159	$472	27,958	$—	$194,456	$132,990	$(452)	$188,929	$516,395
Member distributions	—	—	—	—	—	—	—	(2,203)	(2,203)
Tax impact of equity transactions	—	—	—	—	(94)	—	—	—	(94)
Equity award vestings	239	2	—	—	(221)	—	—	(1,138)	(1,357)
Other comprehensive income	—	—	—	—	—	—	(615)	(468)	(1,083)
Stock-based compensation	—	—	—	—	1,240	—	—	733	1,973
Cash dividends declared ($0.09 per share)	—	—	—	—	—	(4,303)	—	—	(4,303)
Net income	—	—	—	—	—	18,983	—	14,115	33,098
Balance at March 31, 2020	47,398	$474	27,958	$—	$195,381	$147,670	$(1,067)	$199,968	$542,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash flows from operating activities
Net income	$33,098	$48,446
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	10,980	8,881
Deferred financing cost amortization	42	42
Stock-based compensation	1,973	1,676
Provision for expected credit losses	625	—
Inventory obsolescence	1,353	224
Loss on disposal of assets	961	863
Deferred income taxes	4,848	(2,796)
Changes in operating assets and liabilities:
Accounts receivable	(8,244)	(15,597)
Inventories	8,306	(8,875)
Prepaid expenses and other assets	1,497	2,156
Accounts payable	(8,142)	192
Accrued expenses and other liabilities	(2,136)	(973)
Net cash provided by operating activities	45,161	34,239

Cash flows from investing activities
Capital expenditures and other	(9,441)	(14,655)
Proceeds from sale of assets	1,103	808
Net cash used in investing activities	(8,338)	(13,847)

Cash flows from financing activities
Payments on finance leases	(1,764)	(1,846)
Dividends paid to Class A common stock shareholders	(4,281)	—
Distributions to members	(2,203)	(235)
Repurchases of shares	(1,356)	(1,474)
Net cash used in financing activities	(9,604)	(3,555)

Effect of exchange rate changes on cash and cash equivalents	380	438

Net increase in cash and cash equivalents	27,599	17,275

Cash and cash equivalents
Beginning of period	202,603	70,841
End of period	$230,202	$88,116

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Property and equipment acquired under finance leases	$1,896	$216
Property and equipment in payables	$3,767	$3,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except per share data, or as otherwise indicated)

1.   Preparation of Interim Financial Statements and Other Items

Basis of Presentation

The financial statements presented in this report represent the consolidation of Cactus Inc. (“Cactus Inc.”) and its subsidiaries (“the Company”), including Cactus Wellhead, LLC (“Cactus LLC”). Cactus Inc. is a holding company whose only material asset is an equity interest consisting of units representing limited liability company interests in Cactus LLC (“CW Units”). Cactus Inc. is the sole managing member of Cactus LLC and operates and controls all of the business and affairs of Cactus LLC and conducts its business through Cactus LLC and its subsidiaries. As a result, Cactus Inc. consolidates the financial results of Cactus LLC and its subsidiaries and reports a non-controlling interest related to the portion of CW Units not owned by Cactus Inc., which reduces net income attributable to holders of Cactus Inc.’s Class A common stock, par value $0.01 per share (“Class A common stock”). Except as otherwise indicated or required by the context, all references to “Cactus,” “we,” “us” and “our” refer to Cactus Inc. and its consolidated subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recent Accounting Pronouncements

Standards Adopted

Effective January 1, 2020, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance changed the measurement of credit losses on financial assets measured at amortized cost, including but not limited to trade receivables. The new guidance replaced the prior methodology for recognizing credit losses when it is probable that a loss has been incurred with an expected loss model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of an asset. The allowance for credit losses under the new guidance represents the portion of the asset’s amortized cost basis that we do not expect to collect over the asset’s contractual life, considering past events, current conditions and reasonable and supportable forecasts of future economic conditions. Adoption of the standard did not impact our consolidated financial statements other than certain expanded disclosures. See further discussion and expanded disclosures at Note 3.

We also adopted FASB ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) effective January 1, 2020. The new standard simplified the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test. Under the new standard, an entity performs its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Adoption of this standard did not impact our consolidated financial statements.

2.   Concentrations, Risks and Uncertainties

Significant Customers

Our customers are engaged in the oil and natural gas exploration and production business primarily in the U.S. as well as Australia. Our receivables are spread over a number of customers, a majority of which are operators and suppliers to the oil and natural gas industry. For the three months ended March 31, 2020 and 2019, one customer represented 10% and 12%, respectively, of consolidated revenues, and no other customers represented 10% or more of our consolidated revenues during the comparative periods.

Significant Vendors

We purchase a significant portion of supplies, equipment and machined components from a single vendor located in China. For the three months ended March 31, 2020 and 2019, purchases from this vendor totaled $2.9 million and $12.7 million, respectively. These figures represent approximately 7% and 20% for the respective periods of our total third-party vendor purchases of raw materials, finished products, equipment, machining and other services. Amounts due to the vendor included in accounts payable in the consolidated balance sheets as of March 31, 2020 and December 31, 2019 totaled $1.9 million and $4.3 million, respectively.

Low Oil Prices and the Coronavirus (COVID-19)

The significant decline in oil demand due to COVID-19 coupled with the instability of oil prices caused by geopolitical issues and production levels, as well as limited availability of storage capacity have resulted in our customers announcing significant reductions to their capital expenditure budgets for 2020. Management’s expectation is that demand for our products and services will be severely impacted for the duration of 2020 and potentially beyond; however, we are currently unable to estimate the full impact to our business, how long this significant drop in demand will last or the depth of the decline.

In an effort to offset the reduction in revenues resulting from the weakened macroeconomic environment, we implemented certain cost reduction measures beginning in March 2020. These measures included, but were not limited to, the following:

●	50% reduction to our Chief Executive Officer’s base salary;
●	Salary reductions ranging from 25% to 50% for our other named executive officers;
●	Salary and wage reductions for the remaining U.S. workforce ranging from 2% to 15% depending on salary and position;
●	Reduction in board member compensation by 25%; and
●	Reduction of 277 U.S. employee positions.

We have also reduced our planned capital expenditures for 2020 and implemented additional headcount reductions in April 2020. See further discussion of the April workforce reductions at Note 12.

Due to the depressed oil price environment, our reduced cash flow projections resulting from expectations of reduced sales and significant declines in our market capitalization, we assessed whether our long-lived assets and goodwill may have been impaired as of March 31, 2020. We performed quantitative impairment tests using management’s current projections that are subject to various risks and uncertainties of revenues, expenses and cash flows. Our goodwill impairment assessment also includes assumptions regarding discount rates, terminal value and control premiums. Estimates of future cash flows and fair value are highly subjective and inherently imprecise. These estimates can change materially from period to period based on many factors. Accordingly, if conditions change in the future, we may record impairment losses, which could be material to any particular reporting period. Although we determined based on our current impairment assessments that our long-lived assets and goodwill were not impaired as of March 31, 2020, we can provide no assurance that we will not incur an impairment loss in the future.

3. Accounts Receivable and Allowance for Credit Losses

We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas companies in the U.S. Our receivables are short-term in nature and typically due in 30 to 45 days. We do not accrue interest on delinquent receivables. Accounts receivable includes amounts billed and currently due from customers and unbilled amounts for products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of March 31, 2020 and December 31, 2019 was $21.5 million and $23.8 million, respectively.

We maintain an allowance for credit losses to provide for the amount of receivables we do not expect to collect. In our determination of the allowance for credit losses, we pool receivables with similar risk characteristics based on customer size, credit ratings, payment history, bankruptcy status and other factors known to us and apply an expected credit loss percentage. The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. Accounts deemed uncollectible are applied against the allowance for credit losses. The following is a rollforward of our allowance for credit losses. The increase in the allowance during the three months ended March 31, 2020 reflects the estimated impact of the current economic environment on our receivable balance.

	Balance at				Balance at
	Beginning of	Expense			End of
	Period	(recovery)	Write off	Other	Period
Three Months Ended March 31, 2020	$837	$625	$(32)	$—	$1,430
Three Months Ended March 31, 2019	576	—	—	2	578

4.   Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard cost (which approximates average cost) and weighted average methods. Costs include an application of related direct labor and overhead cost. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Reserves are made for excess and obsolete items based on a range of factors, including age, usage and technological or market changes that may impact demand for those products. Inventories consist of the following:

	March 31,	December 31,
	2020	2019
Raw materials	$1,702	$1,538
Work-in-progress	3,857	4,619
Finished goods	94,742	107,214
	$100,301	$113,371

5. Property and Equipment, net

Property and equipment are stated at cost. We manufacture or construct most of our own rental assets. During the manufacture of these assets, they are reflected as construction in progress until complete. Property and equipment consists of the following:

	March 31,	December 31,
	2020	2019
Land	$3,203	$3,203
Buildings and improvements	21,812	21,655
Machinery and equipment	55,826	55,494
Vehicles under finance lease	24,936	24,275
Rental equipment	169,307	161,156
Furniture and fixtures	1,762	1,684
Computers and software	3,475	3,317
Gross property and equipment	280,321	270,784
Less: Accumulated depreciation	(130,853)	(123,397)
Net property and equipment	149,468	147,387
Construction in progress	13,403	14,361
Total property and equipment, net	$162,871	$161,748

6.    Debt

We had no debt outstanding as of March 31, 2020 and December 31, 2019.

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

The ABL Credit Facility matures on August 21, 2023. The maximum amount that Cactus LLC may borrow under the ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments. At March 31, 2020, in accordance with the terms of our borrowing base, we had access to the full $75.0 million revolving credit facility capacity.

At March 31, 2020 and December 31, 2019, although there were no borrowings outstanding under the ABL Credit Facility, the applicable margin on our Eurodollar borrowings was 1.5% plus an adjusted base rate of one- or three-month LIBOR. We were in compliance with all covenants under the ABL Credit Facility as of March 31, 2020.

7. Revenue

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

We disaggregate revenue into three categories: product revenues, rental revenues and field service and other revenues. We have predominately domestic operations, with a small amount of sales being generated in Australia. The following table presents our revenues disaggregated by category:

	Three Months Ended March 31,
	2020		2019
Product revenue	$87,031	57%	$86,640	55%
Rental revenue	36,163	23%	38,497	24%
Field service and other revenue	30,945	20%	33,738	21%
Total revenue	$154,139	100%	$158,875	100%

At March 31, 2020, we had a deferred revenue balance of $1.5 million compared to the December 31, 2019 balance of $1.4 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of March 31, 2020, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.

8. Tax Receivable Agreement (TRA)

In connection with our initial public offering (“IPO”) in February 2018, we entered into the TRA with certain direct and indirect owners of Cactus LLC (the “TRA Holders”). The TRA generally provides for payment by Cactus Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. Cactus Inc. will retain the benefit of the remaining 15% of these net cash savings.

The TRA liability is calculated by determining the tax basis subject to TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other income (expense), net. As of March 31, 2020, the total liability from the TRA was $216.5 million with $14.6 million reflected in current liabilities based on the expected timing of our next payment. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus LLC or Cactus Inc.

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

9. Equity

As of March 31, 2020, Cactus Inc. owned 62.9% of Cactus LLC as compared to 62.8% as of December 31, 2019. As of March 31, 2020, Cactus Inc. had outstanding 47.4 million shares of Class A common stock (representing 62.9% of the total voting power) and 28.0 million shares of Class B common stock (representing 37.1% of the total voting power).

Redemptions of CW Units

Pursuant to the First Amended and Restated Limited Liability Company Operating Agreement of Cactus Wellhead, LLC (the “Cactus Wellhead LLC Agreement”), holders of CW Units are entitled to redeem their CW Units, which results in additional Class A common stock outstanding. Since our IPO in February 2018, 32.6 million CW Units have been redeemed in exchange for shares of Class A common stock with 8.5 million occurring during the three months ended March 31, 2019 as part of a secondary offering. We did not receive any of the proceeds as part of the offering and incurred $1.0 million in offering expenses which were recorded in other expense, net, in the consolidated statement of income. No CW Unit redemptions occurred during the three months ended March 31, 2020.

Dividends

On January 30, 2020, our board of directors declared a cash dividend of $0.09 per share of Class A common stock of which $4.3 million was paid on March 19, 2020. A de minimis amount of dividends was paid during 2020 to restricted stock unit holders with accrued dividends that vested during the period.

Member Distributions

Distributions made by Cactus LLC are generally required to be made pro rata among all its members. For the three months ended March 31, 2020, Cactus LLC distributed $3.7 million to Cactus Inc. to fund the March 19, 2020 dividend payment and made pro rata distributions to its other members totaling $2.2 million over the same period. During the three months ended March 31, 2019, Cactus LLC made $0.2 million in pro rata distributions to its members other than Cactus Inc.

Limitation of Members’ Liability

Under the terms of the Cactus Wellhead LLC Agreement, the members of Cactus LLC are not obligated for debt, liabilities, contracts or other obligations of Cactus LLC. Profits and losses are allocated to members as defined in the Cactus LLC Agreement.

10.   Commitments and Contingencies

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

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income attributable to Cactus Inc.—basic	$18,983	$26,807
Net income attributable to non-controlling interest (1)	11,166	17,505
Net income attributable to Cactus Inc.—diluted (1)	$30,149	$44,312
Denominator:
Weighted average Class A shares outstanding—basic	47,270	38,719
Effect of dilutive shares (2)	28,125	36,527
Weighted average Class A shares outstanding—diluted (2)	75,395	75,246

Earnings per Class A share—basic	$0.40	$0.69
Earnings per Class A share—diluted (1) (2)	$0.40	$0.59

(1)	Under the if-converted method for the three months ended March 31, 2020 and 2019, the numerator is adjusted in the calculation of diluted earnings per share to include $11.2 million and $17.5 million, respectively, attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 26% and 24%, respectively.
(2)	Diluted earnings per share for the three months ended March 31, 2020 and 2019 includes 28.0 million and 36.3 million, respectively, weighted average shares of Class B common stock assuming conversion, plus the dilutive effect of restricted stock unit awards.

12. Subsequent Events

As a result of significant declines in sales activity, we notified 277 U.S. associates on March 31, 2020 that their position with the Company had been eliminated. Due to the fact that the outlook for our industry has continued to rapidly deteriorate, we reduced our U.S. workforce by an additional 212 associates in April.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise indicated or required by the context, all references in this Quarterly Report to the “Company,” “Cactus,” “we,” “us” and “our” refer to Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries, unless we state otherwise or the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Note Regarding Forward-Looking Statements” and included elsewhere in this Quarterly Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

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

In the three months ended March 31, 2020, we derived 57% of total revenues from the sale of our products, 23% of total revenues from rental and 20% of total revenues from field service and other. In the three months ended March 31, 2019, we derived 55% of total revenues from the sale of our products, 24% of total revenues from rental and 21% of total revenues from field service and other. We have predominantly U.S. operations, with a small amount of sales being generated in Australia.

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

The key market factors impacting our product sales are the number of wells drilled and placed on production, as each well requires an individual wellhead assembly and, at some time after completion, the installation of an associated production tree. We measure our product sales activity levels against our competitors by the number of rigs that we are supporting on a monthly basis, as it is correlated to wells drilled. Each active drilling rig produces different levels of revenue based on the customer’s drilling plan, which includes factors such as the number of wells drilled per pad, the time taken to drill each well, the number and size of casing strings, the working pressure, material selection and the complexity of the wellhead system chosen by the customer and the rate at which production trees are eventually deployed. All of these factors may be influenced by the oil and gas region in which our customer is operating. While these factors may lead to differing revenues per rig, we have historically been able to broadly forecast our product needs and anticipated revenue levels based on general trends in a given region and with a specific customer. Increases in horizontal wells drilled as a percentage of total wells drilled, the shift towards pad drilling, and an increase in the number of wells drilled per rig are all favorable trends that we believe enhance the demand for our products relative to the active rig count.

Our rental revenues are primarily dependent on the number of wells completed (i.e., hydraulically fractured), the number of wells on a well pad and the number of fracture stages per well. Well completion activity generally follows the level of drilling activity but can be delayed due to such factors as takeaway capacity, storage capacity and budget constraints.

Field service and other revenues are closely correlated to revenues from product sales and rentals, as items sold or rented almost always have an associated service component. Therefore, the market factors and trends of product sales and rental revenues similarly impact the associated levels of service and other revenues generated.

Recent Developments and Trends

In early 2020, a novel strain of coronavirus (also referred to as COVID-19) began spreading in the Hubei province in China. Although located in a separate province, our factory in Suzhou, China was closed for 10 days beginning in late January 2020 as a result of travel restrictions and other measures taken by the Chinese government in response to the outbreak of the coronavirus. Our Suzhou facility reopened on February 10, 2020 and returned to full capacity by the end of the first quarter of 2020. We are currently experiencing no issues with workforce or supply chain disruptions in China. In March 2020, as a result of the continued spread of the virus, the World Health Organization declared COVID-19 a pandemic resulting in countries taking urgent and aggressive action to stop the spread of the disease. These actions have included restrictions on travel (foreign or domestic) and stay-at-home orders. The combination of travel restrictions, school and business closures and stay-at-home orders worldwide has resulted in a severe decline in the demand for oil.

In early March 2020, as a result of the ongoing decrease in global oil demand resulting from the coronavirus pandemic, members of the Organization of Petroleum Exporting Countries (OPEC) and Russia considered extending their oil production cuts and agreeing to additional cuts. Negotiations were unsuccessful. Saudi Arabia then announced an immediate reduction in its oil export prices and a substantial increase in production over prior levels. Further, it was announced that previously agreed upon oil production cuts between Russia and OPEC members would expire on April 1, 2020. Oil prices declined sharply following the outcome of these failed negotiations. In mid-April 2020, an agreement was reached with oil-producing nations to make production cuts in an effort to stabilize oil prices. However, the growing concern regarding the limited availability of crude oil storage capacity and continued weakness in demand has placed extreme pressure on oil prices with West Texas Intermediate (WTI) prices trading at negative levels for a brief period in the month of April. Current WTI prices for June deliveries closed at $12.34 per barrel on April 28, 2020.

Overall, the significant decline in oil demand due to COVID-19 coupled with the instability of oil prices caused by geopolitical issues and production levels have resulted in our customers announcing significant reductions to their capital expenditure budgets for 2020. This is evidenced by the significant decline in U.S. onshore rig counts from the beginning of the year. At the end of 2019, the U.S. onshore rig count as reported by Baker Hughes was 781 rigs. For the three months ended March 31, 2020, the weekly average U.S. onshore rig count was 763 rigs compared to 1,021 rigs for the three months ended March 31, 2019. As of April 24, 2020, the U.S. onshore rig count was 448 and is expected to continue declining over the next several months.

While visibility regarding customer activity levels is low, we believe that the impact of lower oil prices and limited availability of storage capacity will result in severely reduced demand for our products and services. The duration and extent of the downturn in oil and gas activity is unknown at this time, and while management anticipates that the economic impact of lower oil prices will have a significantly negative effect on its results of operations, the degree to which these factors will impact our business remains uncertain.

We believe we are well positioned to successfully navigate the industry downturn. We are actively reviewing all opportunities to reduce costs and believe we will be able to manage our expenses and capital expenditures relative to market conditions. As a result, we implemented certain workforce, wage, and capital expenditure reductions beginning in March 2020 which included the reduction of our total U.S. associate headcount by 277 associates (or approximately 30%). We continued to implement reductions in our workforce during April affecting 212 additional U.S. associates. The April headcount reductions are estimated to result in approximately $23 million of incremental annualized cost savings. The estimated cost savings include base salaries and wages, overtime, payroll taxes and benefits, but exclude estimated reductions in annual incentive bonuses associated with the Company’s financial performance. Our required capital expenditures have historically tended to be lower than most other oilfield service providers due to the asset-lite nature of our business model. As of March 31, 2020 we had no long-term debt and over $230 million of cash. We also believe that the operating environment following the industry downturn may prove more favorable for companies that are financially well positioned.

Tariffs

On March 26, 2020, the U.S. Trade Representative (‘‘USTR’’) announced their determination to grant certain exclusion requests related to tariffs on Chinese imports under Section 301 of the Trade Act of 1974 (“Section 301”). Not all of our products with Section 301 tariffs fall under this exclusion. The product exclusions apply retroactively as of September 24, 2018 until August 7, 2020 on covered products that were exported from China to the United States. The tariff rate on covered products was 10% beginning in September 2018 and raised to 25% in May 2019. Going forward, we will not be required to pay a tariff on covered products until at least August 7, 2020. We will continue to monitor the situation for an extension of this tariff suspension beyond the August 2020 deadline. Substantially all of the products that we import through our Chinese supply chain have been subject to Section 301 tariffs.

Consolidated Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$87,031	$86,640	$391	0.5%
Rental revenue	36,163	38,497	(2,334)	(6.1)
Field service and other revenue	30,945	33,738	(2,793)	(8.3)
Total revenues	154,139	158,875	(4,736)	(3.0)
Costs and expenses
Cost of product revenue	56,135	53,018	3,117	5.9
Cost of rental revenue	19,339	17,791	1,548	8.7
Cost of field service and other revenue	23,811	26,906	(3,095)	(11.5)
Selling, general and administrative expenses	13,662	12,668	994	7.8
Severance expenses	1,007	—	1,007	nm
Total costs and expenses	113,954	110,383	3,571	3.2
Income from operations	40,185	48,492	(8,307)	(17.1)

Interest income, net	410	23	387	nm
Other expense, net	—	(1,042)	1,042	nm
Income before income taxes	40,595	47,473	(6,878)	(14.5)
Income tax expense (benefit)	7,497	(973)	8,470	nm
Net income	$33,098	$48,446	$(15,348)	(31.7)
nm = not meaningful

Revenues

Product revenue for the three months ended March 31, 2020 was $87.0 million, reflecting a moderate increase of $0.4 million from $86.6 million for the three months ended March 31, 2019. The increase was primarily attributable to product mix, greater drilling efficiencies and increased market share offset by the lower rig count year-over-year. Market share is calculated as the number of rigs followed by Cactus divided by the Baker Hughes U.S. onshore rig count quarterly average. The term “rigs followed” represents the approximate number of active U.S. onshore drilling rigs to which we were the primary provider of wellhead products and corresponding services during drilling. Additionally, the Company generated greater revenue from its business in Australia compared to the three months ended March 31, 2019.

Rental revenue for the three months ended March 31, 2020 was $36.2 million, a decrease of $2.3 million, or 6%, from $38.5 million for the three months ended March 31, 2019. The decrease was primarily attributable to lower completion activity from our customers and increased competition.

Field service and other revenue for the three months ended March 31, 2020 was $30.9 million, a decrease of $2.8 million, or 8%, from $33.7 million for the three months ended March 31, 2019. The decrease was primarily attributable to decreased customer activity, as rig counts declined in the first quarter of 2020 along with completion activity.

Costs and expenses

Cost of product revenue for the three months ended March 31, 2020 was $56.1 million, an increase of $3.1 million, or 6%, from $53.0 million for the three months ended March 31, 2019. The increase was largely attributable to an increase in product sales volume, tariffs and reserves for inventory obsolescence.

Cost of rental revenue for the three months ended March 31, 2020 was $19.3 million, an increase of $1.5 million, or 9%, from $17.8 million for the three months ended March 31, 2019. The increase was largely attributable to higher depreciation expense on a larger rental fleet as well as increased scrap and rework expenses during the current period.

Cost of field service and other revenue for the three months ended March 31, 2020 was $23.8 million, a decrease of $3.1 million, or 12%, from $26.9 million for the three months ended March 31, 2019. The decrease was attributable to lower payroll costs associated with fewer field personnel.

Selling, general and administrative expense for the three months ended March 31, 2020 was $13.7 million, an increase of $1.0 million, or 8%, from $12.7 million for the three months ended March 31, 2019. The increase was attributable to an increase in our credit loss reserve, higher stock-based compensation expense and greater professional fees. These increases were partially offset by a reduction in annual incentive bonus accruals.

Severance expense for the three months ended March 31, 2020 of $1.0 million was due to severance benefits associated with headcount reductions of 277 U.S. associates announced before the end of the quarter.

In addition to headcount reductions, we also implemented company-wide salary reductions in March 2020 as well as other cost savings, which are estimated to result in approximately $35 million of annualized cost savings, $5 million of which are associated with selling, general and administrative expenses. These cost savings estimates include items such as overtime reductions, benefits and payroll taxes. These estimates are, however, exclusive of additional potential cost saving measures to be taken by the Company, such as a reduction in discretionary payments to associates related to annual incentive bonuses associated with the Company’s financial performance, which totaled approximately $8 million in 2019, $4 million of which was categorized as selling, general and administrative expenses.

Interest income, net. Interest income for the three months ended March 31, 2020 was $0.4 million, compared to less than $0.1 million for the three months ended March 31, 2019. The change is primarily due to higher interest income due to the Company’s higher cash balance.

Other expense, net. Other expense for the three months ended March 31, 2019 of $1.0 million related to offering expenses associated with a secondary offering in March 2019 of our Class A common stock. There was no such expense in the first quarter of 2020.

Income tax expense (benefit). Cactus Inc. is subject to U.S. federal and state income taxes on its share of income of Cactus LLC. Income tax expense for the three months ended March 31, 2020 was $7.5 million (18.5% effective tax rate) compared to income tax benefit of $1.0 million for the three months ended March 31, 2019. Our effective tax rate for the quarter is lower than the federal statutory rate of 21% primarily due to the fact that Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus LLC. Income allocated to the non-controlling interest is not subject to U.S. federal or state tax.

Liquidity and Capital Resources

At March 31, 2020 we had $230.2 million of cash and cash equivalents. At March 31, 2020, we had no borrowings outstanding under our ABL Credit Facility and we had $75.0 million of available borrowing capacity. See Note 6 of the Notes to Condensed Consolidated Financial Statements. We were in compliance with the covenants of the ABL Credit Facility as of March 31, 2020.

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

We currently estimate our net capital expenditures for the year ending December 31, 2020 will range from $20 million to $30 million mostly related to rental fleet investments. The majority of our net capital expenditures are expected to be weighted toward the first half of the 2020 fiscal year. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, available capacity in existing locations, prevailing economic conditions, market conditions in the E&P industry, customers’ forecasts, demand and volatility and company initiatives.

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

Cash Flows

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$45,161	$34,239
Net cash used in investing activities	(8,338)	(13,847)
Net cash used in financing activities	(9,604)	(3,555)

Net cash provided by operating activities was $45.2 million and $34.2 million for the three months ended March 31, 2020 and 2019, respectively. Operating cash flows for 2020 increased from 2019 primarily due to a decrease in net working capital use.

Net cash used in investing activities was $8.3 million and $13.8 million for the three months ended March 31, 2020 and 2019, respectively. The decrease was primarily due to lower capital expenditures associated with our rental fleet in 2020 due to reductions in our capital expenditures as a result of the current industry environment.

Net cash used in financing activities was $9.6 million and $3.6 million for the three months ended March 31, 2020 and 2019, respectively. The increase was attributable to $4.3 million in dividend payments to holders of Class A common stock in 2020 and an increase of $2.0 million in Cactus LLC member distributions.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2019 Annual Report. Our exposure to market risk has not changed materially since December 31, 2019.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.

In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2019 Annual Report and the risk factors and other cautionary statements contained in our other filings with the Securities and Exchange Commission, which could materially affect our business, results of operations, financial condition or cash flows.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition or cash flows. There have been no material changes in our risk factors from those described in our 2019 Annual Report or our other Securities and Exchange Commission filings except that we are updating the risk factor entitled “Demand for our products and services depends on oil and gas industry activity and customer expenditure levels, which are directly affected by trends in the demand for and price of crude oil and natural gas and availability of capital” as set forth below:

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

Factors affecting the prices of oil and natural gas include, but are not limited to, the following:

●	demand for hydrocarbons, which is affected by worldwide population growth, economic growth rates and general economic and business conditions;
●	available excess production capacity within the Organization of Petroleum Exporting Countries (“OPEC”) and the level of oil and gas production by non-OPEC countries;
●	the continued development of shale plays which may influence worldwide supply;
●	transportation differentials associated with reduced capacity in and out of the storage hub in Cushing, Oklahoma;
●	costs of exploring for, producing and delivering oil and natural gas;
●	political and economic uncertainty and sociopolitical unrest;
●	oil refining activity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;
●	conservation measures and technological advances affecting energy consumption;
●	potential acceleration of the commercial development of alternative energy sources (such as wind, solar, geothermal, tidal, fuel cells and biofuels);
●	access to capital and credit markets, which may affect our customers’ activity levels and spending for our products and services;
●	changes in laws and regulations related to hydraulic fracturing activities;
●	changes in environmental laws and regulations (including relating to the use of coal in power plants); and

●	natural disasters.

The oil and gas industry is cyclical and has historically experienced periodic downturns, which have been characterized by diminished demand for our products and services and downward pressure on the prices we charge. The effects of the COVID-19 pandemic and actions taken by governments worldwide to stop the spread of the disease have adversely affected the demand for oil and gas, as well as for our products and services. The collapse in the demand for oil caused by this global health and economic crisis, coupled with oversupply of oil and limited availability of storage capacity could have a material adverse impact on the demand for our products and services which in turn would have a material adverse impact on our financial condition, results of operations and cash flows. The duration and extent of the downturn in oil and gas activity is unknown at this time and the full impact is not yet known and while management anticipates that the industry and economic impact of lower oil prices will have a negative effect on its results of operations, the degree to which these factors will impact our business remains uncertain.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following sets forth information with respect to our repurchase of Class A common stock during the three months ended March 31, 2020 (in whole shares).

Period	Total number of shares purchased (1)	Average price paid per share (2)
January 1-31, 2020	—	$—
February 1-29, 2020	39,779	28.79
March 1-31, 2020	16,217	13.00
Total	55,996	$24.22
(1)	Consists of shares of Class A common stock repurchased from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period.
(2)	Average price paid for Class A common stock purchased from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period.

Item 6.   Exhibits.

The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report.

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Cactus, Inc., effective February 12, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on February 12, 2018)

3.2*	Amended and Restated Bylaws of Cactus, Inc., effective as of January 28, 2020

10.1†

Form of Performance Stock Unit Agreement (three-year vesting) under the Cactus, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on March 17, 2020)

10.2†

Form of Performance Stock Unit Agreement (two and three-year vesting) under the Cactus, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on March 17, 2020)

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cactus, Inc.

April 30, 2020	By:	/s/ Scott Bender
Date		Scott Bender
President, Chief Executive Officer and Director (Principal Executive Officer)

April 30, 2020	By:	/s/ Stephen Tadlock
Date		Stephen Tadlock
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)