Form 10-Q
period 2020-06-30
Cactus, Inc.
filed 2020-07-31
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38390
______________________________________________________________________________
Cactus, Inc.
(Exact name of registrant as specified in its charter)
______________________________________________________________________________

Delaware		35-2586106
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

920 Memorial City Way, Suite 300		77024
Houston,	Texas	(Zip Code)
(Address of principal executive offices)
(713) 626-8800
(Registrant’s telephone number, including area code)
______________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of July 28, 2020, the registrant had 47,478,234 shares of Class A common stock, $0.01 par value per share, and 27,883,286 shares of Class B common stock, $0.01 par value per share, outstanding.

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
Forward-looking statements may include statements about:
•demand for our products and services, which is affected by, among other things, changes in the price of crude oil and natural gas in domestic and international markets;
•the level of growth or decline in number of rigs, pad sizes, well spacings and associated well count, availability of takeaway capacity and availability of storage capacity;
•availability of capital and the associated capital spending discipline exercised by customers;
•the financial health of our customers and our credit risk of customer non-payment;
•changes in the number of drilled but uncompleted wells and the level of completion activity;
•the size and timing of orders;
•availability of raw materials and imported items;
•transportation differentials associated with reduced capacity in and out of the storage hub in Cushing, Oklahoma;
•expectations regarding raw materials, overhead and operating costs and margins;
•availability of skilled and qualified workers;
•potential liabilities such as warranty and product liability claims arising out of the installation, use or misuse of our products;
•the possibility of cancellation of orders;
•our business strategy;
•our financial strategy, operating cash flows, liquidity and capital required for our business;
•our future revenue, income and operating performance;
•our ability to pay dividends and the amounts of any such dividends;
•the termination of relationships with major customers or suppliers;
•laws and regulations, including environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;
•disruptions in the political, regulatory, economic and social conditions domestically or internationally;
•the ultimate severity and duration of the ongoing outbreak of coronavirus (“COVID-19”) and the extent of its impact on our business;
•outbreaks of other pandemic or contagious diseases that may disrupt our operations, suppliers or customers or impact demand for oil and gas;
i

•the impact of actions taken by the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing countries affecting the supply of oil and natural gas;
•increases in import tariffs assessed on products from China and imported raw materials used in the manufacture of our goods in the United States which could negatively impact margins and our working capital;
•the significance of future liabilities under the Tax Receivable Agreement (the “TRA”) we entered into with certain current or past direct and indirect owners of Cactus LLC (the “TRA Holders”) in connection with our initial public offering;
•a failure of our information technology infrastructure or any significant breach of security;
•potential uninsured claims and litigation against us;
•competition within the oilfield services industry;
•our dependence on the continuing services of certain of our key managers and employees;
•currency exchange rate fluctuations associated with our international operations; and
•plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
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
ii

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2020	December 31, 2019
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$270,673	$202,603
Accounts receivable, net of allowance of $1,270 and $837, respectively	46,824	87,865
Inventories	90,719	113,371
Prepaid expenses and other current assets	8,450	11,044
Total current assets	416,666	414,883
Property and equipment, net	157,145	161,748
Operating lease right-of-use assets, net	22,500	26,561
Goodwill	7,824	7,824
Deferred tax asset, net	216,732	222,545
Other noncurrent assets	1,285	1,403
Total assets	$822,152	$834,964
Liabilities and Equity
Current liabilities
Accounts payable	$13,288	$40,957
Accrued expenses and other current liabilities	13,925	22,067
Current portion of liability related to tax receivable agreement	21,402	14,630
Finance lease obligations, current portion	5,398	6,735
Operating lease liabilities, current portion	4,765	6,737
Total current liabilities	58,778	91,126
Deferred tax liability, net	718	1,348
Liability related to tax receivable agreement, net of current portion	194,101	201,902
Finance lease obligations, net of current portion	2,977	3,910
Operating lease liabilities, net of current portion	17,671	20,283
Total liabilities	274,245	318,569
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 47,478 and 47,159 shares issued and outstanding	475	472
Class B common stock, $0.01 par value, 215,000 shares authorized, 27,884 and 27,958 shares issued and outstanding	—	—
Additional paid-in capital	197,484	194,456
Retained earnings	149,356	132,990
Accumulated other comprehensive loss	(569)	(452)
Total stockholders’ equity attributable to Cactus Inc.	346,746	327,466
Non-controlling interest	201,161	188,929
Total stockholders’ equity	547,907	516,395
Total liabilities and equity	$822,152	$834,964
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Revenues
Product revenue	$40,893	$94,494	$127,924	$181,134
Rental revenue	11,535	39,576	47,698	78,073
Field service and other revenue	14,120	34,423	45,065	68,161
Total revenues	66,548	168,493	220,687	327,368
Costs and expenses
Cost of product revenue	25,962	57,517	82,097	110,535
Cost of rental revenue	10,675	19,450	30,014	37,241
Cost of field service and other revenue	11,486	26,824	35,297	53,730
Selling, general and administrative expenses	8,693	13,252	22,355	25,920
Severance expenses	857	—	1,864	—
Total costs and expenses	57,673	117,043	171,627	227,426
Income from operations	8,875	51,450	49,060	99,942

Interest income, net	223	93	633	116
Other income (expense), net	1,310	—	1,310	(1,042)
Income before income taxes	10,408	51,543	51,003	99,016
Income tax expense	1,313	10,793	8,810	9,820
Net income	$9,095	$40,750	$42,193	$89,196
Less: net income attributable to non-controlling interest	3,067	19,342	17,182	40,981
Net income attributable to Cactus Inc.	$6,028	$21,408	$25,011	$48,215

Earnings per Class A share - basic	$0.13	$0.46	$0.53	$1.13
Earnings per Class A share - diluted	$0.11	$0.45	$0.51	$1.07

Weighted average Class A shares outstanding - basic	47,436	46,881	47,353	42,819
Weighted average Class A shares outstanding - diluted	75,367	47,145	75,347	75,326
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$9,095	$40,750	$42,193	$89,196
Foreign currency translation adjustments	879	(371)	(204)	(101)
Comprehensive income	$9,974	$40,379	$41,989	$89,095
Less: comprehensive income attributable to non-controlling interest	3,448	19,203	17,095	40,989
Comprehensive income attributable to Cactus Inc.	$6,526	$21,176	$24,894	$48,106
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity (Deficit)
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at March 31, 2020	47,398	$474	27,958	$—	$195,381	$147,670	$(1,067)	$199,968	$542,426
Member distributions	—	—	—	—	—	—	—	(2,509)	(2,509)
Effect of CW Unit redemptions	74	1	(74)	—	539	—	—	(540)	—
Tax impact of equity transactions	—	—	—	—	156	—	—	—	156
Equity award vestings	6	—	—	—	3	—	—	(32)	(29)
Other comprehensive income	—	—	—	—	—	—	498	381	879
Stock-based compensation	—	—	—	—	1,405	—	—	826	2,231
Cash dividends declared on Class A common stock ($0.09 per share)	—	—	—	—	—	(4,342)	—	—	(4,342)
Net income	—	—	—	—	—	6,028	—	3,067	9,095
Balance at June 30, 2020	47,478	$475	27,884	$—	$197,484	$149,356	$(569)	$201,161	$547,907

Balance at March 31, 2019	46,391	$464	28,718	$—	$189,902	$78,490	$(259)	$147,764	$416,361
Member distributions	—	—	—	—	—	—	—	(3,613)	(3,613)
Effect of CW Unit redemptions	698	7	(698)	—	4,406	—	(7)	(4,406)	—
Adjustment to deferred tax asset from CW Unit redemptions	—	—	—	—	(1,519)	—	—	—	(1,519)
Tax impact of equity transactions	—	—	—	—	1,072	—	—	—	1,072
Equity award vestings	4	—	—	—	(2,593)	—	—	2,551	(42)
Other comprehensive loss	—	—	—	—	—	—	(232)	(139)	(371)
Stock-based compensation	—	—	—	—	1,892	—	—	—	1,892
Net income	—	—	—	—	—	21,408	—	19,342	40,750
Balance at June 30, 2019	47,093	$471	28,020	$—	$193,160	$99,898	$(498)	$161,499	$454,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity (Deficit)
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2019	47,159	$472	27,958	$—	$194,456	$132,990	$(452)	$188,929	$516,395
Member distributions	—	—	—	—	—	—	—	(4,712)	(4,712)
Effect of CW Unit redemptions	74	1	(74)	—	539	—	—	(540)	—
Tax impact of equity transactions	—	—	—	—	62	—	—	—	62
Equity award vestings	245	2	—	—	(218)	—	—	(1,170)	(1,386)
Other comprehensive loss	—	—	—	—	—	—	(117)	(87)	(204)
Stock-based compensation	—	—	—	—	2,645	—	—	1,559	4,204
Cash dividends declared on Class A common stock ($0.18 per share)	—	—	—	—	—	(8,645)	—	—	(8,645)
Net income	—	—	—	—	—	25,011	—	17,182	42,193
Balance at June 30, 2020	47,478	$475	27,884	$—	$197,484	$149,356	$(569)	$201,161	$547,907

Balance at December 31, 2018	37,654	$377	37,236	$—	$126,418	$51,683	$(820)	$184,670	$362,328
Adjustment to prior periods	—	—	—	—	14,035	—	488	(14,523)	—
Member distributions	—	—	—	—	—	—	—	(3,848)	(3,848)
Effect of CW Unit redemptions	9,216	92	(9,216)	—	48,305	—	(57)	(48,340)	—
Adjustment to deferred tax asset from CW Unit redemptions	—	—	—	—	(9,751)	—	—	—	(9,751)
Tax impact of equity transactions	—	—	—	—	14,652	—	—	—	14,652
Equity award vestings	223	2	—	—	(4,067)	—	—	2,551	(1,514)
Other comprehensive income (loss)	—	—	—	—	—	—	(109)	8	(101)
Stock-based compensation	—	—	—	—	3,568	—	—	—	3,568
Net income	—	—	—	—	—	48,215	—	40,981	89,196
Balance at June 30, 2019	47,093	$471	28,020	$—	$193,160	$99,898	$(498)	$161,499	$454,530
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash flows from operating activities
Net income	$42,193	$89,196
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	21,500	18,257
Deferred financing cost amortization	84	84
Stock-based compensation	4,204	3,568
Provision for expected credit losses	574	—
Inventory obsolescence	2,322	1,188
(Gain) loss on disposal of assets	(438)	1,403
Deferred income taxes	5,565	7,060
Gain from revaluation of liability related to tax receivable agreement	(1,310)	—
Changes in operating assets and liabilities:
Accounts receivable	42,039	(20,696)
Inventories	17,076	(12,010)
Prepaid expenses and other assets	2,619	1,261
Accounts payable	(25,686)	1,691
Accrued expenses and other liabilities	(8,193)	7,316
Net cash provided by operating activities	102,549	98,318

Cash flows from investing activities
Capital expenditures and other	(18,902)	(29,924)
Proceeds from sale of assets	2,352	1,175
Net cash used in investing activities	(16,550)	(28,749)

Cash flows from financing activities
Payments on finance leases	(3,265)	(3,723)
Dividends paid to Class A common stock shareholders	(8,568)	—
Distributions to members	(4,712)	(3,848)
Repurchases of shares	(1,385)	(1,516)
Net cash used in financing activities	(17,930)	(9,087)

Effect of exchange rate changes on cash and cash equivalents	1	(174)

Net increase in cash and cash equivalents	68,070	60,308

Cash and cash equivalents
Beginning of period	202,603	70,841
End of period	$270,673	$131,149

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Property and equipment acquired under finance leases	$1,896	$2,359
Property and equipment in payables	$808	$3,943
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share data, or as otherwise indicated)
1.Preparation of Interim Financial Statements and Other Items
Basis of Presentation
The financial statements presented in this report represent the consolidation of Cactus, Inc. (“Cactus Inc.”) and its subsidiaries (“the Company”), including Cactus Wellhead, LLC (“Cactus LLC”). Cactus Inc. is a holding company whose only material asset is an equity interest consisting of units representing limited liability company interests in Cactus LLC (“CW Units”). Cactus Inc. is the sole managing member of Cactus LLC and operates and controls all of the business and affairs of Cactus LLC and conducts its business through Cactus LLC and its subsidiaries. As a result, Cactus Inc. consolidates the financial results of Cactus LLC and its subsidiaries and reports a non-controlling interest related to the portion of CW Units not owned by Cactus Inc., which reduces net income attributable to holders of Cactus Inc.’s Class A common stock, par value $0.01 per share (“Class A common stock”). Except as otherwise indicated or required by the context, all references to “Cactus,” “we,” “us” and “our” refer to Cactus Inc. and its consolidated subsidiaries.
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
Recent Accounting Pronouncements
Standards Adopted
Effective January 1, 2020, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance changed the measurement of credit losses on financial assets measured at amortized cost, including but not limited to trade receivables. The new guidance replaced the prior methodology for recognizing credit losses when it is probable that a loss has been incurred with an expected loss model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of an asset. The allowance for credit losses under the new guidance represents the portion of the asset’s amortized cost basis that we do not expect to collect over the asset’s contractual life, considering past events, current conditions and reasonable and supportable forecasts of future economic conditions. Adoption of the standard did not impact our consolidated financial statements other than certain expanded disclosures. See further discussion and expanded disclosures in Note 3.
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
2.Concentrations, Risks and Uncertainties
Significant Customers
Our customers are engaged in the oil and natural gas exploration and production business primarily in the U.S. as well as Australia. Our receivables are spread over a number of customers, a majority of which are operators and suppliers to the oil and natural gas industry. For the six months ended June 30, 2020, no customer represented 10% or more of our consolidated revenues. For the six months ended June 30, 2019, one customer represented 10% of our consolidated revenue.
Significant Vendors
We have historically purchased a significant portion of supplies, equipment and machined components from a single vendor located in China. For the six months ended June 30, 2020 and 2019, purchases from this vendor totaled $4.7 million and $23.0 million, respectively. These figures represent approximately 7% and 19% for the respective periods of our total third-party vendor purchases of raw materials, finished products, equipment, machining and other services. Amounts due to the vendor included in accounts payable in the consolidated balance sheets as of June 30, 2020 and December 31, 2019 totaled $1.2 million and $4.3 million, respectively.
COVID-19
The significant decline in oil demand due to COVID-19 coupled with the instability of oil prices caused by geopolitical issues and production levels, as well as limited availability of storage capacity have resulted in our customers significantly reducing their capital expenditure budgets for 2020. As a result, demand for our products and services were severely impacted beginning in late March and our expectation is that this will continue for the second half of 2020 and potentially beyond. We are currently unable to estimate the full impact to our business, how long this significant drop in demand will last or the depth of the decline.
In an effort to offset the reduction in revenues resulting from the weakened macroeconomic environment, we implemented certain cost reduction measures beginning in March 2020. These initial measures included, but were not limited to, the following:
•50% reduction to our Chief Executive Officer’s base salary;
•Salary reductions ranging from 25% to 50% for our other named executive officers;
•Salary and wage reductions for the remaining U.S. workforce ranging from 2% to 15% depending on salary and position;
•Reduction in board member compensation by 25%; and
•Workforce reductions.
In May 2020, we implemented an additional 10% reduction in salary and wages for all U.S. employees in addition to further reductions to our Chief Executive Officer’s salary as well as suspension of our 401(k) match program. During the six months ended June 30, 2020, we reduced our worldwide workforce by approximately 50%. Additionally, we have reduced our planned capital expenditures for 2020.
Due to our reduced cash flow projections resulting from reduced sales, we assessed whether our long-lived assets and goodwill may have been impaired as of June 30, 2020. We previously performed quantitative impairment tests using management’s current projections of revenues, expenses and cash flows as of March 31, 2020. At that time, we calculated significant cushion in our quantitative tests. Actual results during the quarter ended June 30, 2020 were consistent with expectations and our forecasts have not materially changed; therefore, we concluded that our long-lived assets and goodwill were not impaired as of June 30, 2020.

3.Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas companies in the U.S. Our receivables are short-term in nature and typically due in 30 to 45 days. We do not accrue interest on delinquent receivables. Accounts receivable includes amounts billed and currently due from customers and unbilled amounts for products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of June 30, 2020 and December 31, 2019 was $5.9 million and $23.8 million, respectively.
We maintain an allowance for credit losses to provide for the amount of billed receivables we believe to be at risk of loss. In our determination of the allowance for credit losses, we pool receivables with similar risk characteristics based on customer size, credit ratings, payment history, bankruptcy status and other factors known to us and apply an expected credit loss percentage. The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. Accounts deemed uncollectible are applied against the allowance for credit losses. The following is a rollforward of our allowance for credit losses. The increase in the allowance during the six months ended June 30, 2020 reflects the estimated impact of the current economic environment on our receivable balance.

	Balance at Beginning of Period	Expense (recovery)	Write off	Other	Balance at End of Period
Six Months Ended June 30, 2020	$837	$574	$(141)	$—	$1,270
Six Months Ended June 30, 2019	576	—	(56)	2	522
4.Inventories
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

	June 30, 2020	December 31, 2019
Raw materials	$2,363	$1,538
Work-in-progress	2,770	4,619
Finished goods	85,586	107,214
	$90,719	$113,371
5.Property and Equipment, net
Property and equipment are stated at cost. We manufacture or construct most of our own rental assets. During the manufacture of these assets, they are reflected as construction in progress until complete. Property and equipment consists of the following:

	June 30, 2020	December 31, 2019
Land	$3,203	$3,203
Buildings and improvements	21,884	21,655
Machinery and equipment	56,634	55,494
Vehicles under finance lease	19,964	24,275
Rental equipment	169,963	161,156
Furniture and fixtures	1,766	1,684
Computers and software	3,485	3,317
Gross property and equipment	276,899	270,784
Less: Accumulated depreciation	(136,123)	(123,397)
Net property and equipment	140,776	147,387
Construction in progress	16,369	14,361
Total property and equipment, net	$157,145	$161,748

6.Debt
We had no debt outstanding as of June 30, 2020 and December 31, 2019.
On August 21, 2018, Cactus LLC entered into a five-year senior secured asset-based revolving credit facility with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for such lenders and as an issuing bank and swingline lender (the “ABL Credit Facility”). The ABL Credit Facility provides for up to $75.0 million in revolving commitments, up to $15.0 million of which is available for the issuance of letters of credit. The maximum amount that Cactus LLC may borrow under the ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments. We were in compliance with all covenants under the ABL Credit Facility as of June 30, 2020.
7.Revenue
The majority of our revenues are derived from short-term contracts for fixed consideration. Product sales generally do not include right of return or other significant post-delivery obligations. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenues are recognized when we satisfy a performance obligation by transferring control of the promised goods or providing services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The majority of our contracts with customers contain a single performance obligation to provide agreed upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. We do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. We do not incur any material costs of obtaining contracts.
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
We disaggregate revenue into three categories: product revenues, rental revenues and field service and other revenues. We have predominately domestic operations, with a small amount of sales being generated in Australia. The following table presents our revenues disaggregated by category:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Product revenue	$40,893	62%	$94,494	56%	$127,924	58%	$181,134	55%
Rental revenue	11,535	17%	39,576	24%	47,698	22%	78,073	24%
Field service and other revenue	14,120	21%	34,423	20%	45,065	20%	68,161	21%
Total revenue	$66,548	100%	$168,493	100%	$220,687	100%	$327,368	100%
At June 30, 2020, we had a deferred revenue balance of $1.0 million compared to the December 31, 2019 balance of $1.4 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of June 30, 2020, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.
8.Tax Receivable Agreement (TRA)
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

The TRA liability is calculated by determining the tax basis subject to TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other income (expense), net. After finalizing its 2019 federal tax return in July 2020, Cactus, Inc. made a $14.2 million TRA payment, which is equal to 85% of the $16.7 million 2019 tax benefit resulting from the exchange of CW Units for shares of Class A common stock. As of June 30, 2020, the total liability from the TRA was $215.5 million with $21.4 million reflected in current liabilities. The current liability balance includes the July 2020 payment and our next estimated payment in 2021 based on the expected timing of that payment. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus LLC or Cactus Inc.
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
9.Equity
As of June 30, 2020, Cactus Inc. owned 63.0% of Cactus LLC as compared to 62.8% as of December 31, 2019. As of June 30, 2020, Cactus Inc. had outstanding 47.5 million shares of Class A common stock (representing 63.0% of the total voting power) and 27.9 million shares of Class B common stock (representing 37.0% of the total voting power).

Redemptions of CW Units
Pursuant to the First Amended and Restated Limited Liability Company Operating Agreement of Cactus Wellhead, LLC (the “Cactus Wellhead LLC Agreement”), holders of CW Units are entitled to redeem their CW Units, which results in additional Class A common stock outstanding. Since our IPO in February 2018, 32.7 million CW Units and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock. During the six months ended June 30, 2020, 74 thousand CW Units were redeemed in exchange for Class A common stock as compared to 9.2 million CW Units redeemed as part of a secondary offering and other CW Unit redemptions during the six months ended June 30, 2019. We did not receive any of the proceeds from the 2019 offering and incurred $1.0 million in offering expenses which were recorded in other expense, net, in the consolidated statement of income.
Dividends
Cash dividends of $0.18 per share of Class A common stock declared and paid during the six months ended June 30, 2020 totaled $8.6 million. Dividends accrue on unvested restricted stock on the date of record and are paid upon vesting. A de minimis amount of accrued dividends was paid during 2020 to holders of restricted stock units that vested during the period.
Member Distributions
Distributions made by Cactus LLC are generally required to be made pro rata among all its members. For the six months ended June 30, 2020, Cactus LLC distributed $8.0 million to Cactus Inc. to fund dividend payments and made pro rata distributions to its other members totaling $4.7 million over the same period. During the six months ended June 30, 2019, Cactus LLC distributed $5.8 million to Cactus Inc. to fund a portion of its expected 2019 TRA liability payments and made pro rata distributions to its other members totaling $3.8 million.

As disclosed in Note 8, after finalizing its 2019 federal tax return in July 2020, Cactus, Inc. made a $14.2 million TRA payment, which is equal to 85% of the $16.7 million 2019 tax benefit resulting from the exchange of CW Units for shares of Class A common stock. Cactus LLC distributed $14.2 million to Cactus Inc. to fund the 2020 TRA liability payment and made pro rata distributions to its other members totaling $8.3 million.
Limitation of Members’ Liability
Under the terms of the Cactus Wellhead LLC Agreement, the members of Cactus LLC are not obligated for debt, liabilities, contracts or other obligations of Cactus LLC. Profits and losses are allocated to members as defined in the Cactus LLC Agreement.
10.Commitments and Contingencies
Loss Contingencies
We are involved in various disputes arising in the ordinary course of business. Management does not believe the outcome of these disputes will have a material adverse effect on our consolidated financial position or consolidated results of operations.
Gain Contingencies
On March 26, 2020, the U.S. Trade Representative (“USTR”) announced certain exclusion requests related to tariffs on our Chinese imports under Section 301 of the Trade Act of 1974 (“Section 301”). The tariff exemption applies to covered products exported from China to the United States from September 24, 2018 until August 7, 2020. Accordingly, we filed protests and post summary corrections with U.S. Customs and Border Protection in order to recover tariffs paid on excluded products. The filing requests for refunds are subject to review and approval; therefore, we are not recognizing these potential gains until the amounts are realized or considered realizable based on information available to us prior to issuance of the financial statements. As of June 30, 2020, we have recognized approximately $7.7 million in refunds, inclusive of $0.2 million in interest. Approximately $4.0 million of the tariff recoveries related to balances included in inventory and were recorded as a reduction to inventory during the period. Approximately $3.5 million represented amounts previously recorded in cost of goods sold; therefore, we recorded the corresponding refunds as credits to those accounts during the second quarter of 2020. Potential refunds not recorded as of June 30, 2020 totaled approximately $6.3 million (excluding interest) and will be recognized as a reduction to cost of goods sold if and when received. Although we feel our requests for refunds are supportable, we cannot be sure they will not be challenged by the government. We are also unable to predict the timing of receipt of any amounts approved. Additionally, $3.5 million of the above-mentioned remaining refunds represent protests, which require more time and scrutiny before processing. The tariff suspension remains in effect until August 7, 2020. At this time, we do not know if the exclusions will be extended.

11.Earnings per Share
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
The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to Cactus Inc.—basic	$6,028	$21,408	$25,011	$48,215
Net income attributable to non-controlling interest (1)	2,491	—	13,657	32,204
Net income attributable to Cactus Inc.—diluted (1)	$8,519	$21,408	$38,668	$80,419
Denominator:
Weighted average Class A shares outstanding—basic	47,436	46,881	47,353	42,819
Effect of dilutive shares (2)	27,931	264	27,994	32,507
Weighted average Class A shares outstanding—diluted (2)	75,367	47,145	75,347	75,326

Earnings per Class A share—basic	$0.13	$0.46	$0.53	$1.13
Earnings per Class A share—diluted (1) (2)	$0.11	$0.45	$0.51	$1.07
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 26% for the three and six months ended June 30, 2020 and 24% for the six months ended June 30, 2019.
(2)Diluted earnings per share for both the three and six months ended June 30, 2020 includes 27.9 million weighted average shares of Class B common stock outstanding assuming conversion, plus the dilutive effect of restricted stock unit awards. Diluted earnings per share for the three months ended June 30, 2019 excludes 28.2 million weighted average shares of Class B common stock as the effect would be anti-dilutive. Diluted earnings per share for the six months ended June 30, 2019 includes 32.2 million shares of Class B common stock outstanding assuming conversion, plus the dilutive effect of restricted stock unit awards.

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
In the six months ended June 30, 2020, we derived 58% of total revenues from the sale of our products, 22% of total revenues from rental and 20% of total revenues from field service and other. In the six months ended June 30, 2019, we derived 55% of total revenues from the sale of our products, 24% of total revenues from rental and 21% of total revenues from field service and other. We have predominantly U.S. operations, with a small amount of sales being generated in Australia.
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
Field service and other revenues are closely correlated to revenues from product sales and rentals, as items sold or rented almost always have an associated service component. Therefore, the market factors and trends of product sales and rental revenues similarly impact the associated levels of field service and other revenues generated.
Recent Developments and Trends
In March 2020, COVID-19 continued spreading worldwide and was declared a pandemic by the World Health Organization. The combination of travel restrictions, school and business closures and stay-at-home orders worldwide resulted in a severe decline in the demand for oil. Oil prices declined sharply in April 2020, with West Texas Intermediate (WTI) prices trading at negative levels for a brief period. Although oil prices have recovered from their lows in April to over $40 a barrel in July, demand for oil remains severely depressed and our customer activity levels have dropped significantly as capital expenditure budgets have been cut drastically this year. This has resulted in reduced demand for our products and services. As COVID-19 continues to spread rapidly throughout the U.S. as well as other countries, demand for oil and natural gas products may not improve significantly in the near term.
Evidence of the industry downturn can be seen in the decline in U.S. onshore rig counts throughout 2020. At the end of 2019, the U.S. onshore rig count as reported by Baker Hughes was 781 rigs. The weekly average U.S. onshore rig count dropped to 378 rigs for the three months ended June 30, 2020. This is compared to 963 rigs for the comparable period in 2019. As of July 24, 2020, the U.S. onshore rig count was 239.
We believe we are well positioned to successfully navigate the industry downturn even though the duration and extent remains unknown at this time. We are continuing to actively review all opportunities to reduce costs and capital deployed and believe we will be able to manage our expenses and capital expenditures relative to market conditions. To date, we have implemented certain workforce, wage and capital expenditure reductions beginning as early as March 2020. As of June 30, 2020, we have reduced our worldwide workforce by approximately 50%. Total annualized cost savings on the headcount and wage reductions and other payroll-related measures are estimated to be approximately $85 million. Additionally, our required capital expenditures have historically tended to be lower than most other oilfield service providers due to the asset-lite nature of our business model. As of June 30, 2020 we had no long-term debt and over $270 million of cash. We also believe that the operating environment following the industry downturn may prove more favorable for companies that are financially well positioned.
Tariffs
On March 26, 2020, the U.S. Trade Representative (“USTR”) announced certain exclusion requests related to tariffs on our Chinese imports under Section 301 of the Trade Act of 1974 (“Section 301”). Not all of our products with Section 301 tariffs were included under this exclusion. The tariff exemption applies to covered products exported from China to the United States from September 24, 2018 until August 7, 2020. The tariff rate on the covered products was 10% beginning in September 2018 and raised to 25% in June 2019. In April 2020, we completed filing post summary corrections and protests in order to request refunds back to 2018 for tariffs paid on the now excluded products. To date, we have recognized $7.7 million in refunds, inclusive of $0.2 million in interest, and applied those amounts against inventory and cost of goods sold based on whether the costs had been recognized in our statements of income or remained in inventory pending sale. The post summary correction and protest filings are subject to review and approval; therefore, we are not recognizing the refunds until we have confirmation of the refund amounts paid. As of June 30, 2020, we have approximately $6.3 million in refunds pending that will be recognized as credits to cost of sales if and when received. We are unable to predict when that will occur. Although we feel our requests for refunds are supportable, we cannot be sure they will not be challenged by the government. The tariff suspension currently remains in effect until August 7, 2020. At this time, we do not know if the exclusions will be extended.

Consolidated Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$40,893	$94,494	$(53,601)	(56.7)%
Rental revenue	11,535	39,576	(28,041)	(70.9)
Field service and other revenue	14,120	34,423	(20,303)	(59.0)
Total revenues	66,548	168,493	(101,945)	(60.5)
Costs and expenses
Cost of product revenue	25,962	57,517	(31,555)	(54.9)
Cost of rental revenue	10,675	19,450	(8,775)	(45.1)
Cost of field service and other revenue	11,486	26,824	(15,338)	(57.2)
Selling, general and administrative expenses	8,693	13,252	(4,559)	(34.4)
Severance expenses	857	—	857	nm
Total costs and expenses	57,673	117,043	(59,370)	(50.7)
Income from operations	8,875	51,450	(42,575)	(82.8)

Interest income, net	223	93	130	nm
Other income	1,310	—	1,310	nm
Income before income taxes	10,408	51,543	(41,135)	(79.8)
Income tax expense	1,313	10,793	(9,480)	(87.8)
Net income	$9,095	$40,750	$(31,655)	(77.7)
nm = not meaningful
Revenues
Product revenue was $40.9 million in the second quarter of 2020 compared to $94.5 million in the second quarter of 2019. The decrease of $53.6 million from 2019 was the result of lower sales of wellhead and production related equipment primarily due to lower drilling and completion activity in 2020 by our customers.
Rental revenue of $11.5 million in the second quarter of 2020 decreased $28.0 million, or 71%, from $39.6 million in the second quarter of 2019. The decrease was primarily due to reduced completion activity by our customers in 2020.
Field service and other revenue was $14.1 million in the second quarter of 2020, a decrease of $20.3 million, or 59%, from $34.4 million in the second quarter of 2019. The decrease was due to lower customer activity related to the overall industry downturn, resulting in lower billable hours and ancillary services.
Costs and expenses
Cost of product revenue for the second quarter of 2020 was $26.0 million, a decrease of $31.6 million, or 55%, from $57.5 million for the second quarter of 2019. The decrease was largely attributable to a reduction in product sales but was also due to approximately $3.1 million in credits related to tariff refunds recorded during the second quarter of 2020.
Cost of rental revenue of $10.7 million for the second quarter of 2020 decreased $8.8 million, or 45%, from $19.5 million for the second quarter of 2019. The decrease was primarily attributable to lower repair costs, scrap and rework expense and branch expenses. Rental cost of sales in the second quarter of 2020 also included approximately $0.3 million in credits related to tariff refunds recorded during the quarter. These decreases in cost were partially offset by an increase in depreciation expense on a larger rental fleet.
Cost of field service and other revenue was $11.5 million for the second quarter of 2020, a decrease of $15.3 million, or 57%, from $26.8 million for the second quarter of 2019. The decrease was mainly related to lower payroll costs associated with fewer field and branch personnel in addition to gains from sales of field service vehicles of $1.6 million.
Selling, general and administrative expenses for the second quarter of 2020 was $8.7 million compared to $13.3 million for the second quarter of 2019. The $4.6 million decrease was largely attributable to lower personnel costs including annual incentive bonus accruals as a result of headcount and salary reductions implemented during the quarter, lower professional fees and reduced travel and entertainment costs. These cost savings were partially offset by slightly higher stock-based compensation expense.
Severance expense for the second quarter of 2020 of $0.9 million represents severance benefits associated with headcount reductions of approximately 300 associates announced during the quarter.
Interest income, net. Interest income for the second quarter of 2020 was $0.2 million compared to $0.1 million for the second quarter of 2019. The increase in interest income from 2019 was primarily due to $0.2 million of interest income recognized on tariff refunds.
Other income. Other income for the second quarter of 2020 of $1.3 million related to a non-cash adjustment for the revaluation of the liability related to the tax receivable agreement.
Income tax expense. Cactus Inc. is subject to U.S. federal and state income taxes on its share of income of Cactus LLC. Income tax expense for the second quarter of 2020 was $1.3 million (12.6% effective tax rate) compared to $10.8 million (20.9% effective tax rate) for the second quarter of 2019. The second quarter of 2019 included additional tax expense of $4.0 million related to a valuation allowance increase. Our effective tax rate for the second quarter of 2020 is lower than the federal statutory rate of 21% primarily due to the Company amending its 2018 tax return to claim a more favorable foreign tax credit position and the fact that Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus LLC. Income allocated to the non-controlling interest is not subject to U.S. federal or state tax.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table presents summary consolidated operating results for the periods indicated:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$127,924	$181,134	$(53,210)	(29.4)%
Rental revenue	47,698	78,073	(30,375)	(38.9)
Field service and other revenue	45,065	68,161	(23,096)	(33.9)
Total revenues	220,687	327,368	(106,681)	(32.6)
Costs and expenses
Cost of product revenue	82,097	110,535	(28,438)	(25.7)
Cost of rental revenue	30,014	37,241	(7,227)	(19.4)
Cost of field service and other revenue	35,297	53,730	(18,433)	(34.3)
Selling, general and administrative expenses	22,355	25,920	(3,565)	(13.8)
Severance expenses	1,864	—	1,864	nm
Total costs and expenses	171,627	227,426	(55,799)	(24.5)
Income from operations	49,060	99,942	(50,882)	(50.9)

Interest income, net	633	116	517	nm
Other income (expense), net	1,310	(1,042)	2,352	nm
Income before income taxes	51,003	99,016	(48,013)	(48.5)
Income tax expense	8,810	9,820	(1,010)	(10.3)
Net income	$42,193	$89,196	$(47,003)	(52.7)
nm = not meaningful
Revenues
Product revenue for the six months ended June 30, 2020 was $127.9 million, a decrease of $53.2 million, or 29.4%, from $181.1 million for the six months ended June 30, 2019. The decrease was primarily due to lower sales of wellhead and production related equipment primarily resulting from lower drilling and completion activity by our customers in the second quarter of 2020.
Rental revenue for the six months ended June 30, 2020 was $47.7 million, a decrease of $30.4 million, or 39%, from $78.1 million for the six months ended June 30, 2019. The decrease was primarily due to reduced completion activity by our customers in the second quarter of 2020.
Field service and other revenue for the six months ended June 30, 2020 was $45.1 million, a decrease of $23.1 million, or 34%, from $68.2 million for the six months ended June 30, 2019. The decrease was due to lower customer activity in the second quarter of 2020 related to the overall industry downturn, resulting in lower billable hours and ancillary services.
Costs and expenses
Cost of product revenue for the six months ended June 30, 2020 was $82.1 million, a decrease of $28.4 million, or 26%, from $110.5 million for the six months ended June 30, 2019. The decrease was attributable to a reduction in product sales in the second quarter of 2020 but was also due to approximately $3.1 million in credits related to tariff refunds recorded.
Cost of rental revenue for the six months ended June 30, 2020 was $30.0 million, a decrease of $7.2 million, or 19%, from $37.2 million for the six months ended June 30, 2019. The decrease was primarily attributable to lower repair costs but also due to lower branch expenses. Rental cost of sales in 2020 also included approximately $0.3 million in credits related to tariff refunds recorded during the second quarter. These decreases were partially offset by an increase in depreciation expense on a larger rental fleet during 2020 and slightly higher scrap and rework expenses.

Cost of field service and other revenue for the six months ended June 30, 2020 was $35.3 million, a decrease of $18.4 million, or 34%, from $53.7 million for the six months ended June 30, 2019. The decrease was mainly related to lower payroll costs associated with fewer field and branch personnel as well as gains from sales of field service vehicles of $1.9 million.
Selling, general and administrative expense for the six months ended June 30, 2020 was $22.4 million, a decrease of $3.6 million, or 14%, from $25.9 million for the six months ended June 30, 2019. The decrease was primarily due to lower personnel costs related to headcount and salary reductions in the second quarter of 2020 including annual incentive bonus accruals and a reduction in professional fees. These reductions were partially offset by increases in stock-based compensation expense, credit loss reserves and foreign currency losses during 2020.
Severance expense for the six months ended June 30, 2020 of $1.9 million was due to severance benefits associated with headcount reductions in 2020.
Interest income, net. Interest income for the six months ended June 30, 2020 was $0.6 million, compared to $0.1 million for the six months ended June 30, 2019. The change is primarily due to higher interest income due to the Company’s higher cash balance as well as interest income recognized on tariff refunds.
Other income (expense), net. Other income for the six months ended June 30, 2020 of $1.3 million represents a non-cash adjustment for the revaluation of the liability related to the tax receivable agreement during the second quarter. Other expense for the six months ended June 30, 2019 of $1.0 million related to offering expenses associated with a secondary offering in March 2019 of our Class A common stock.
Income tax expense. Cactus Inc. is subject to U.S. federal and state income taxes on its share of income of Cactus LLC. Income tax expense for the six months ended June 30, 2020 was $8.8 million (17.3% effective tax rate) compared to $9.8 million (9.9% effective tax rate) for the six months ended June 30, 2019. Tax expense for the six months ended June 30, 2019 was net of a $4.2 million tax benefit related to the release of our valuation allowance in conjunction with the redemptions of CW Units and the March 2019 Secondary Offering, as a portion of our deferred tax asset for our investment in Cactus LLC became realizable. Our effective tax rate is lower than the federal statutory rate of 21% primarily due to the fact that Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus LLC. Income allocated to the non-controlling interest is not subject to U.S. federal or state tax.
Liquidity and Capital Resources
At June 30, 2020, we had $270.7 million of cash and cash equivalents, no borrowings outstanding under our ABL Credit Facility and $45.8 million of available borrowing capacity. See Note 6 of the Notes to Condensed Consolidated Financial Statements. We were in compliance with the covenants of the ABL Credit Facility as of June 30, 2020.
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
For the six months ended June 30, 2020, net capital expenditures totaled $16.6 million, which were primarily related to rental fleet investments planned prior to the downturn. We currently estimate our net capital expenditures for the year ending December 31, 2020 will range from $20 million to $25 million. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, available capacity in existing locations, prevailing economic conditions, market conditions in the E&P industry, customers’ forecasts, demand and volatility and company initiatives.
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
Cash Flows
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$102,549	$98,318
Net cash used in investing activities	(16,550)	(28,749)
Net cash used in financing activities	(17,930)	(9,087)
Net cash provided by operating activities was $102.5 million and $98.3 million for the six months ended June 30, 2020 and 2019, respectively. Operating cash flows for 2020 increased from 2019 primarily due to a decrease in net working capital use.
Net cash used in investing activities was $16.6 million and $28.7 million for the six months ended June 30, 2020 and 2019, respectively. The decrease was primarily due to lower capital expenditures associated with our rental fleet in 2020 due to reductions in purchases as a result of the current industry environment.
Net cash used in financing activities was $17.9 million and $9.1 million for the six months ended June 30, 2020 and 2019, respectively. The increase was attributable to $8.6 million in dividend payments to holders of Class A common stock in 2020 and an increase of $0.9 million in Cactus LLC member distributions, partially offset by a $0.5 million reduction in payments on finance leases.
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
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.   Risk Factors.
In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2019 Annual Report and the risk factors and other cautionary statements contained in our other filings with the Securities and Exchange Commission, which could materially affect our business, results of operations, financial condition or cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition or cash flows. Except as previously disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2020, there have been no material changes in our risk factors from those described in our 2019 Annual Report or our other Securities and Exchange Commission filings.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchase of Class A common stock during the three months ended June 30, 2020 (in whole shares).

Period	Total number of shares purchased (1)	Average price paid per share (2)
April 1-30, 2020	858	$11.00
May 1-31, 2020	—	—
June 1-30, 2020	1,032	19.08
Total	1,890	$15.41
(1)Consists of shares of Class A common stock repurchased from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period.
(2)Average price paid for Class A common stock purchased from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period.

Item 6.   Exhibits.
The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report.

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Cactus, Inc., effective February 12, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on February 12, 2018)

3.2	Amended and Restated Bylaws of Cactus, Inc., effective as of January 28, 2020 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q filed with the Commission on April 30, 2020)

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cactus, Inc.

July 30, 2020	By:	/s/ Scott Bender
Date		Scott Bender President, Chief Executive Officer and Director (Principal Executive Officer)

July 30, 2020	By:	/s/ Stephen Tadlock
Date		Stephen Tadlock Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)