Form 10-Q
period 2020-09-30
Cactus, Inc.
filed 2020-11-05
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of November 3, 2020, the registrant had 47,549,381 shares of Class A common stock, $0.01 par value per share, and 27,815,584 shares of Class B common stock, $0.01 par value per share, outstanding.

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
•corporate consolidation activity involving our customers;
•the addition or termination of relationships with major customers or suppliers;
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
ii

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2020	December 31, 2019
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$273,941	$202,603
Accounts receivable, net of allowance of $904 and $837, respectively	40,290	87,865
Inventories	87,702	113,371
Prepaid expenses and other current assets	9,961	11,044
Total current assets	411,894	414,883
Property and equipment, net	148,696	161,748
Operating lease right-of-use assets, net	24,167	26,561
Goodwill	7,824	7,824
Deferred tax asset, net	217,659	222,545
Other noncurrent assets	1,248	1,403
Total assets	$811,488	$834,964
Liabilities and Equity
Current liabilities
Accounts payable	$15,573	$40,957
Accrued expenses and other current liabilities	14,565	22,067
Current portion of liability related to tax receivable agreement	8,902	14,630
Finance lease obligations, current portion	4,009	6,735
Operating lease liabilities, current portion	4,948	6,737
Total current liabilities	47,997	91,126
Deferred tax liability, net	792	1,348
Liability related to tax receivable agreement, net of current portion	194,616	201,902
Finance lease obligations, net of current portion	2,286	3,910
Operating lease liabilities, net of current portion	19,237	20,283
Total liabilities	264,928	318,569
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 47,547 and 47,159 shares issued and outstanding	475	472
Class B common stock, $0.01 par value, 215,000 shares authorized, 27,816 and 27,958 shares issued and outstanding	—	—
Additional paid-in capital	199,570	194,456
Retained earnings	151,240	132,990
Accumulated other comprehensive loss	(266)	(452)
Total stockholders’ equity attributable to Cactus Inc.	351,019	327,466
Non-controlling interest	195,541	188,929
Total stockholders’ equity	546,560	516,395
Total liabilities and equity	$811,488	$834,964
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Revenues
Product revenue	$35,857	$92,582	$163,781	$273,716
Rental revenue	9,881	35,528	57,579	113,601
Field service and other revenue	14,051	32,698	59,116	100,859
Total revenues	59,789	160,808	280,476	488,176
Costs and expenses
Cost of product revenue	19,879	57,768	101,976	168,303
Cost of rental revenue	9,647	17,194	39,661	54,435
Cost of field service and other revenue	9,323	25,375	44,620	79,105
Selling, general and administrative expenses	8,384	13,348	30,739	39,268
Severance expenses	—	—	1,864	—
Total costs and expenses	47,233	113,685	218,860	341,111
Income from operations	12,556	47,123	61,616	147,065

Interest income, net	218	373	851	489
Other income (expense), net	(1,865)	558	(555)	(484)
Income before income taxes	10,909	48,054	61,912	147,070
Income tax expense	23	12,221	8,833	22,041
Net income	$10,886	$35,833	$53,079	$125,029
Less: net income attributable to non-controlling interest	4,653	16,494	21,835	57,475
Net income attributable to Cactus Inc.	$6,233	$19,339	$31,244	$67,554

Earnings per Class A share - basic	$0.13	$0.41	$0.66	$1.53
Earnings per Class A share - diluted	$0.13	$0.41	$0.64	$1.50

Weighted average Class A shares outstanding - basic	47,510	47,095	47,406	44,260
Weighted average Class A shares outstanding - diluted	75,622	47,322	75,427	75,337
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$10,886	$35,833	$53,079	$125,029
Foreign currency translation adjustments	533	(469)	329	(570)
Comprehensive income	$11,419	$35,364	$53,408	$124,459
Less: comprehensive income attributable to non-controlling interest	4,883	16,494	21,978	57,475
Comprehensive income attributable to Cactus Inc.	$6,536	$18,870	$31,430	$66,984
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at June 30, 2020	47,478	$475	27,884	$—	$197,484	$149,356	$(569)	$201,161	$547,907
Member distributions	—	—	—	—	—	—	—	(10,848)	(10,848)
Effect of CW Unit redemptions	68	—	(68)	—	476	—	—	(476)	—
Tax impact of equity transactions	—	—	—	—	199	—	—	—	199
Equity award vestings	1	—	—	—	4	—	—	(4)	—
Other comprehensive income	—	—	—	—	—	—	303	230	533
Stock-based compensation	—	—	—	—	1,407	—	—	825	2,232
Cash dividends declared on Class A common stock ($0.09 per share)	—	—	—	—	—	(4,349)	—	—	(4,349)
Net income	—	—	—	—	—	6,233	—	4,653	10,886
Balance at September 30, 2020	47,547	$475	27,816	$—	$199,570	$151,240	$(266)	$195,541	$546,560

Balance at June 30, 2019	47,093	$471	28,020	$—	$193,160	$99,898	$(498)	$161,499	$454,530
Adjustments to prior periods	—	—	—	—	(1,466)	—	—	960	(506)
Member distributions	—	—	—	—	—	—	—	(2,005)	(2,005)
Effect of CW Unit redemptions	5	—	(5)	—	39	—	—	(39)	—
Equity award vestings	2	—	—	—	(13)	—	—	—	(13)
Other comprehensive loss	—	—	—	—	—	—	(294)	(175)	(469)
Stock-based compensation	—	—	—	—	1,689	—	—	—	1,689
Net income	—	—	—	—	—	19,339	—	16,494	35,833
Balance at September 30, 2019	47,100	$471	28,015	$—	$193,409	$119,237	$(792)	$176,734	$489,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2019	47,159	$472	27,958	$—	$194,456	$132,990	$(452)	$188,929	$516,395
Member distributions	—	—	—	—	—	—	—	(15,560)	(15,560)
Effect of CW Unit redemptions	142	1	(142)	—	1,015	—	—	(1,016)	—
Tax impact of equity transactions	—	—	—	—	261	—	—	—	261
Equity award vestings	246	2	—	—	(214)	—	—	(1,174)	(1,386)
Other comprehensive income	—	—	—	—	—	—	186	143	329
Stock-based compensation	—	—	—	—	4,052	—	—	2,384	6,436
Cash dividends declared on Class A common stock ($0.27 per share)	—	—	—	—	—	(12,994)	—	—	(12,994)
Net income	—	—	—	—	—	31,244	—	21,835	53,079
Balance at September 30, 2020	47,547	$475	27,816	$—	$199,570	$151,240	$(266)	$195,541	$546,560

Balance at December 31, 2018	37,654	$377	37,236	$—	$126,418	$51,683	$(820)	$184,670	$362,328
Adjustment to prior periods	—	—	—	—	12,569	—	488	(13,563)	(506)
Member distributions	—	—	—	—	—	—	—	(5,853)	(5,853)
Effect of CW Unit redemptions	9,221	92	(9,221)	—	48,344	—	(57)	(48,379)	—
Adjustment to deferred tax asset from CW Unit redemptions	—	—	—	—	(9,751)	—	—	—	(9,751)
Tax impact of equity transactions	—	—	—	—	14,652	—	—	—	14,652
Equity award vestings	225	2	—	—	(4,080)	—	—	2,551	(1,527)
Other comprehensive loss	—	—	—	—	—	—	(403)	(167)	(570)
Stock-based compensation	—	—	—	—	5,257	—	—	—	5,257
Net income	—	—	—	—	—	67,554	—	57,475	125,029
Balance at September 30, 2019	47,100	$471	28,015	$—	$193,409	$119,237	$(792)	$176,734	$489,059
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash flows from operating activities
Net income	$53,079	$125,029
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	31,262	28,264
Deferred financing cost amortization	126	126
Stock-based compensation	6,436	5,257
Provision for expected credit losses	341	255
Inventory obsolescence	3,376	1,708
(Gain) loss on disposal of assets	(1,810)	820
Deferred income taxes	5,182	15,072
(Gain) loss from revaluation of liability related to tax receivable agreement	555	(558)
Changes in operating assets and liabilities:
Accounts receivable	48,190	(8,326)
Inventories	19,188	(14,513)
Prepaid expenses and other assets	1,127	4,032
Accounts payable	(23,753)	(4,334)
Accrued expenses and other liabilities	(7,607)	4,694
Payments pursuant to tax receivable agreement	(14,207)	(9,335)
Net cash provided by operating activities	121,485	148,191

Cash flows from investing activities
Capital expenditures and other	(21,908)	(40,526)
Proceeds from sale of assets	5,414	2,811
Net cash used in investing activities	(16,494)	(37,715)

Cash flows from financing activities
Payments on finance leases	(4,298)	(5,660)
Dividends paid to Class A common stock shareholders	(12,847)	—
Distributions to members	(15,560)	(5,853)
Repurchases of shares	(1,385)	(1,529)
Net cash used in financing activities	(34,090)	(13,042)

Effect of exchange rate changes on cash and cash equivalents	437	(730)

Net increase in cash and cash equivalents	71,338	96,704

Cash and cash equivalents
Beginning of period	202,603	70,841
End of period	$273,941	$167,545

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Property and equipment acquired under finance leases	$2,018	$2,921
Property and equipment in payables	$621	$4,968
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
2.Concentrations, Risks and Uncertainties
Significant Customers
Our customers are engaged in the oil and natural gas exploration and production business primarily in the U.S. as well as Australia. Our receivables are spread over a number of customers, a majority of which are operators and suppliers to the oil and natural gas industry. For the nine months ended September 30, 2020, no customer represented 10% or more of our consolidated revenues. For the nine months ended September 30, 2019, one customer represented 10% of our consolidated revenue.
Significant Vendors
We have historically purchased a significant portion of supplies, equipment and machined components from a single vendor located in China. For the nine months ended September 30, 2020 and 2019, purchases from this vendor totaled $5.6 million and $30.3 million, respectively. These figures represent approximately 7% and 17% for the respective periods of our total third-party vendor purchases of raw materials, finished products, equipment, machining and other services. Amounts due to the vendor included in accounts payable in the consolidated balance sheets as of September 30, 2020 and December 31, 2019 totaled $0.9 million and $4.3 million, respectively.
COVID-19
The significant decline in oil demand due to COVID-19 coupled with the instability of oil prices caused by geopolitical issues and production levels, as well as limited availability of storage capacity have resulted in our customers significantly reducing their capital expenditure budgets for 2020. As a result, demand for our products and services was severely impacted beginning in late March and continued through the third quarter of 2020. Our expectation is that this will continue through the end of 2020 and potentially beyond.
In an effort to offset the reduction in revenues resulting from the weakened macroeconomic environment, we implemented certain cost reduction measures throughout 2020. These measures included, but were not limited to, the following:
•More than 80% reduction to our Chief Executive Officer’s base salary;
•Salary reductions ranging from 32.5% to 55% for our other named executive officers;
•Salary and wage reductions for the remaining U.S. workforce ranging from 2% to 15% depending on salary and position beginning in March 2020 with an additional 10% reduction in May 2020;
•Reduction in board member compensation by 25%;
•Suspension of our 401(k) match program;
•Headcount reductions during 2020 representing an almost 50% reduction in our worldwide workforce;
•Sales of fleet vehicles in line with the reduction in headcount; and
•Reduction in our 2020 planned capital expenditures.
Due to our reduced cash flows and projections resulting from reduced sales, we assessed whether our long-lived assets and goodwill may have been impaired as of September 30, 2020. We previously performed quantitative impairment tests using management’s current projections of revenues, expenses and cash flows as of March 31, 2020. At that time, we calculated significant cushion in our quantitative tests. Actual results during the second and third quarters of 2020 were broadly consistent with expectations and our forecasts have not materially changed; therefore, we concluded that our long-lived assets and goodwill were not impaired as of September 30, 2020.

3.Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas companies in the U.S. Our receivables are short-term in nature and typically due in 30 to 45 days. We do not accrue interest on delinquent receivables. Accounts receivable includes amounts billed and currently due from customers and unbilled amounts for products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of September 30, 2020 and December 31, 2019 was $8.4 million and $23.8 million, respectively.
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

	Balance at Beginning of Period	Expense	Write off	Other	Balance at End of Period
Nine Months Ended September 30, 2020	$837	$341	$(274)	$—	$904
Nine Months Ended September 30, 2019	576	255	(59)	2	774
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

	September 30, 2020	December 31, 2019
Raw materials	$1,999	$1,538
Work-in-progress	3,573	4,619
Finished goods	82,130	107,214
	$87,702	$113,371
5.Property and Equipment, net
Property and equipment are stated at cost. We manufacture or construct most of our own rental assets. During the manufacture of these assets, they are reflected as construction in progress until complete. Property and equipment consists of the following:

	September 30, 2020	December 31, 2019
Land	$3,203	$3,203
Buildings and improvements	21,903	21,655
Machinery and equipment	56,994	55,494
Vehicles under finance lease	14,007	24,275
Rental equipment	171,580	161,156
Furniture and fixtures	1,770	1,684
Computers and software	3,498	3,317
Gross property and equipment	272,955	270,784
Less: Accumulated depreciation	(139,627)	(123,397)
Net property and equipment	133,328	147,387
Construction in progress	15,368	14,361
Total property and equipment, net	$148,696	$161,748

6.Debt
We had no debt outstanding as of September 30, 2020 and December 31, 2019.
On August 21, 2018, Cactus LLC entered into a five-year senior secured asset-based revolving credit facility with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for such lenders and as an issuing bank and swingline lender (the “ABL Credit Facility”). The ABL Credit Facility provides for up to $75.0 million in revolving commitments, up to $15.0 million of which is available for the issuance of letters of credit. The maximum amount that Cactus LLC may borrow under the ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments. We were in compliance with all covenants under the ABL Credit Facility as of September 30, 2020.
The ABL Credit Facility was amended in September 2020 to incorporate certain changes related to revised and new definitions associated with alternative interest rates to LIBOR and satisfaction of payment conditions for restricted payments, investments, permitted acquisitions and asset dispositions. The amendment did not change covenants, the Alternate Base Rate, applicable margin rates, commitment fees, the maturity date or borrowing availability under the ABL Credit Facility.
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
We disaggregate revenue into three categories: product revenues, rental revenues and field service and other revenues. We have predominately domestic operations, with a small amount of sales being generated in Australia. The following table presents our revenues disaggregated by category:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Product revenue	$35,857	60%	$92,582	58%	$163,781	58%	$273,716	56%
Rental revenue	9,881	17%	35,528	22%	57,579	21%	113,601	23%
Field service and other revenue	14,051	23%	32,698	20%	59,116	21%	100,859	21%
Total revenue	$59,789	100%	$160,808	100%	$280,476	100%	$488,176	100%
At September 30, 2020, we had a deferred revenue balance of $1.1 million compared to the December 31, 2019 balance of $1.4 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of September 30, 2020, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.

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
The TRA liability is calculated by determining the tax basis subject to TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other income (expense), net. After finalizing its 2019 federal tax return in July 2020, Cactus, Inc. made a $14.2 million TRA payment, which is equal to 85% of the $16.7 million 2019 tax benefit resulting from the exchange of CW Units for shares of Class A common stock. As of September 30, 2020, the total liability from the TRA was $203.5 million with $8.9 million reflected in current liabilities based on the expected timing of our next payment. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus LLC or Cactus Inc.
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
9.Equity
As of September 30, 2020, Cactus Inc. owned 63.1% of Cactus LLC as compared to 62.8% as of December 31, 2019. As of September 30, 2020, Cactus Inc. had outstanding 47.5 million shares of Class A common stock (representing 63.1% of the total voting power) and 27.8 million shares of Class B common stock (representing 36.9% of the total voting power).

Redemptions of CW Units
Pursuant to the First Amended and Restated Limited Liability Company Operating Agreement of Cactus Wellhead, LLC (the “Cactus Wellhead LLC Agreement”), holders of CW Units are entitled to redeem their CW Units, which results in additional Class A common stock outstanding. Since our IPO in February 2018, 32.7 million CW Units and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock. During the nine months ended September 30, 2020, 142 thousand CW Units were redeemed in exchange for Class A common stock as compared to 9.2 million CW Units redeemed as part of a secondary offering and other CW Unit redemptions during the nine months ended September 30, 2019. We did not receive any of the proceeds from the 2019 offering and incurred $1.0 million in offering expenses which were recorded in other income (expense), net, in the consolidated statement of income.
Dividends
Cash dividends of $0.27 per share of Class A common stock declared and paid during the nine months ended September 30, 2020 totaled $13.0 million and $12.8 million, respectively. Dividends accrue on unvested restricted stock on the date of record and are paid upon vesting. A de minimis amount of accrued dividends was paid during 2020 to holders of restricted stock units that vested during the period.

Member Distributions
Distributions made by Cactus LLC are generally required to be made pro rata among all its members. For the nine months ended September 30, 2020, Cactus LLC distributed $26.5 million to Cactus Inc. to fund dividend and TRA liability payments and made pro rata distributions to its other members totaling $15.6 million over the same period. During the nine months ended September 30, 2019, Cactus LLC distributed $9.9 million to Cactus Inc. to fund the 2019 TRA liability payments and made pro rata distributions to its other members totaling $5.9 million.
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
Gain Contingencies
On March 26, 2020, the U.S. Trade Representative (“USTR”) announced certain exclusion requests related to tariffs on our Chinese imports under Section 301 of the Trade Act of 1974 (“Section 301”). The tariff exemption applied to covered products exported from China to the United States from September 24, 2018 until August 7, 2020. Accordingly, we filed protests and post summary corrections with U.S. Customs and Border Protection in order to recover tariffs paid on the excluded products. The filing requests for refunds were subject to review and approval; therefore, we did not recognize these potential gains until the amounts were realized or considered realizable based on information available to us prior to issuance of the financial statements. As of September 30, 2020, we recognized approximately $14.0 million in refunds, inclusive of $0.5 million in interest. Approximately $4.0 million of the tariff recoveries related to balances included in inventory and were recorded as a reduction to inventory in the second quarter of 2020. Approximately $6.0 million and $9.5 million were recorded as credits to cost of goods sold during the three and nine months ended September 30, 2020, respectively, to offset the accounts where the tariff expenses were originally recorded. Remaining refunds applied for and not recorded as of September 30, 2020 totaled approximately $0.1 million (excluding interest) and will be recognized as a reduction to cost of goods sold when received. The tariff exemption ended August 7, 2020; therefore, we have resumed paying tariffs at 25% on the aforementioned previously excluded parts imported from China.
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

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to Cactus Inc.—basic	$6,233	$19,339	$31,244	$67,554
Net income attributable to non-controlling interest (1)	3,522	—	17,271	45,683
Net income attributable to Cactus Inc.—diluted (1)	$9,755	$19,339	$48,515	$113,237
Denominator:
Weighted average Class A shares outstanding—basic	47,510	47,095	47,406	44,260
Effect of dilutive shares (2)	28,112	227	28,021	31,077
Weighted average Class A shares outstanding—diluted (2)	75,622	47,322	75,427	75,337

Earnings per Class A share—basic	$0.13	$0.41	$0.66	$1.53
Earnings per Class A share—diluted (1) (2)	$0.13	$0.41	$0.64	$1.50
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 25.5% for the three and nine months ended September 30, 2020 and 24.0% for the nine months ended September 30, 2019.
(2)Diluted earnings per share for the three and nine months ended September 30, 2020 includes 28.1 million and 28.0 million, respectively, of weighted average shares of Class B common stock outstanding assuming conversion and the dilutive effect of restricted stock unit awards. Diluted earnings per share for the three months ended September 30, 2019 excludes 28.0 million weighted average shares of Class B common stock as the effect would be anti-dilutive. Diluted earnings per share for the nine months ended September 30, 2019 includes 31.1 million shares of Class B common stock outstanding assuming conversion and the dilutive effect of restricted stock unit awards.

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
We operate through service centers in the United States, which are strategically located in the key oil and gas producing regions, including the Permian, SCOOP/STACK, Marcellus, Utica, Haynesville, Eagle Ford, Bakken, among other active oil and gas regions in the United States, and in Eastern Australia. These service centers support our field services and provide equipment assembly and repair services. Our manufacturing and production facilities are located in Bossier City, Louisiana and Suzhou, China.
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
During the nine months ended September 30, 2020, we derived 58% of total revenues from the sale of our products, 21% of total revenues from rental and 21% of total revenues from field service and other. During the nine months ended September 30, 2019, we derived 56% of total revenues from the sale of our products, 23% of total revenues from rental and 21% of total revenues from field service and other. We have predominantly U.S. operations, with a small amount of sales being generated in Australia.
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
Recent Developments and Trends
In March 2020, amid the initial worldwide spread of COVID-19, many countries instituted lockdowns to slow the rapid spread of the virus resulting in a severe decline in the demand for fossil fuels. Throughout 2020, the inability to control the spread of the virus has resulted in continued travel restrictions, school and business closures and stay-at-home orders worldwide. Although the United States and other countries have since reopened businesses and schools at limited capacity, until vehicle and airline travel returns to activity levels closer to those prior to the pandemic, demand for oil will continue to be depressed. Although oil prices have recovered from the lows experienced in April 2020, they have remained in the $35 to $45 per barrel range for the last several months. In an attempt to better match supply and demand, OPEC+ members have taken actions to curtail production. U.S. operators have also significantly reduced drilling and completion activity. As a result, our customers’ activity continues to be significantly lower than 2019 and early 2020 levels, which translates into reduced demand for our products and services. A resurgence of COVID-19 cases in the United States and other countries may limit improvements in the demand for oil and natural gas products and could lead to government-mandated lockdowns and other restrictions, which would likely have a negative impact on global energy demand.
During 2020, there has been a significant decline in the level of onshore drilling activity in the U.S. At the end of 2019, the U.S. onshore rig count as reported by Baker Hughes was 781 rigs. The weekly average U.S. onshore rig count declined to 240 rigs for the three months ended September 30, 2020. This is compared to 894 rigs for the comparable period in 2019. The increase in commodity prices and their relative stability has led to modest rebounds in the level of U.S. drilling activity since bottoming in August of 2020. As of October 30, 2020, the U.S. onshore rig count was 282.
In recent months, there has been an increase in large-scale merger and acquisition activity among exploration and production (“E&P”) companies that operate in the United States. These transactions may be driven in part by an effort to reduce the cost of hydrocarbon production per barrel equivalent and increase overall company efficiencies. These transactions generally increase the size and scale of the counterparties involved, which may provide better access to capital and lead to a healthier overall industry. Consolidation among our potential customer base presents both risks and opportunities as we have historically focused on providing our products and services to large and well capitalized customers.
We believe our company is well positioned to successfully navigate the current market environment, although the pace and extent of a potential activity recovery remains unknown at this time. We continue to actively review all opportunities to manage costs and efficiently deploy capital relative to market conditions. We have implemented certain workforce, wage and capital expenditure reductions beginning as early as March 2020. As of September 30, 2020, we have reduced our worldwide workforce by almost 50%, had no long-term debt and had approximately $274 million of cash. Our required capital expenditures have historically tended to be lower than most other oilfield service providers due to the asset-lite nature of our business model. We also believe that the operating environment following the industry downturn may prove more favorable for companies that are financially well positioned.
Tariffs
On March 26, 2020, the U.S. Trade Representative (“USTR”) announced certain exclusion requests related to tariffs on our Chinese imports under Section 301 of the Trade Act of 1974 (“Section 301”). Not all of our products with Section 301 tariffs were included under this exclusion. The tariff exemption applied to covered products exported from China to the United States from September 24, 2018 until August 7, 2020. The tariff rate on the covered products was 10% beginning in September 2018 and was raised to 25% in June 2019. In April 2020, we completed filing post summary corrections and protests in order to request refunds back to 2018 for tariffs paid on the now excluded products. To date, we have recognized $14.0 million in refunds, inclusive of $0.5 million in interest, and applied those amounts against inventory and cost of goods sold based on whether the costs had been recognized in our statements of income or remained in inventory pending sale. As of September 30, 2020, $0.1 million in refunds remain to be recognized as credits to cost of sales when received. The tariff suspension expired on August 7, 2020 and was not extended; therefore, we have resumed paying tariffs at 25% on the aforementioned previously excluded parts imported from China. Substantially all of the products that we import through our Chinese supply chain are subject to the tariffs. In the nine months ended September 30, 2020, we estimate that approximately 40% of the items received were sourced through our Chinese supply chain.
Consolidated Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$35,857	$92,582	$(56,725)	(61.3)%
Rental revenue	9,881	35,528	(25,647)	(72.2)
Field service and other revenue	14,051	32,698	(18,647)	(57.0)
Total revenues	59,789	160,808	(101,019)	(62.8)
Costs and expenses
Cost of product revenue	19,879	57,768	(37,889)	(65.6)
Cost of rental revenue	9,647	17,194	(7,547)	(43.9)
Cost of field service and other revenue	9,323	25,375	(16,052)	(63.3)
Selling, general and administrative expenses	8,384	13,348	(4,964)	(37.2)
Total costs and expenses	47,233	113,685	(66,452)	(58.5)
Income from operations	12,556	47,123	(34,567)	(73.4)

Interest income, net	218	373	(155)	(41.6)
Other income (expense), net	(1,865)	558	(2,423)	nm
Income before income taxes	10,909	48,054	(37,145)	(77.3)
Income tax expense	23	12,221	(12,198)	(99.8)
Net income	$10,886	$35,833	$(24,947)	(69.6)%
nm = not meaningful
Revenues
Product revenue was $35.9 million in the third quarter of 2020 compared to $92.6 million in the third quarter of 2019. The decrease of $56.7 million from 2019 was the result of lower sales of wellhead and production related equipment primarily due to lower drilling and completion activity in 2020 by our customers.
Rental revenue of $9.9 million in the third quarter of 2020 decreased $25.6 million, or 72%, from $35.5 million in the third quarter of 2019. The decrease was primarily due to reduced completion activity by our customers and heightened competition in 2020.
Field service and other revenue was $14.1 million in the third quarter of 2020, a decrease of $18.6 million, or 57%, from $32.7 million in the third quarter of 2019. The decrease was attributable to lower customer activity related to the overall industry downturn, resulting in lower billable hours and ancillary services.

Costs and expenses
Cost of product revenue for the third quarter of 2020 was $19.9 million, a decrease of $37.9 million, or 66%, from $57.8 million for the third quarter of 2019. The decrease was due to the reduction in product sales. Additionally, product cost of sales for the third quarter of 2020 includes approximately $5.4 million in credits related to tariff refunds.
Cost of rental revenue of $9.6 million for the third quarter of 2020 decreased $7.5 million, or 44%, from $17.2 million for the third quarter of 2019. The decrease was primarily attributable to lower repair costs and branch expenses. Rental cost of sales in the third quarter of 2020 also included approximately $0.6 million in credits related to tariff refunds recorded during the quarter. These decreases in cost were partially offset by an increase in depreciation expense on a larger rental fleet.
Cost of field service and other revenue was $9.3 million for the third quarter of 2020, a decrease of $16.1 million, or 63%, from $25.4 million for the third quarter of 2019. The decrease was mainly related to lower payroll costs associated with fewer field and branch personnel, higher gains from sales of field service vehicles of $1.5 million, lower depreciation and repair expenses on a smaller fleet of vehicles and various other decreases resulting from lower overall activity.
Selling, general and administrative expenses for the third quarter of 2020 were $8.4 million compared to $13.3 million for the third quarter of 2019. The $5.0 million decrease was largely attributable to lower personnel costs including annual incentive bonus accruals related to 2020 headcount and salary reductions, lower credit loss reserves, decreased professional fees, reduced travel and entertainment costs and other decreases associated with lower activity. These cost savings were partially offset by slightly higher stock-based compensation expense.
Interest income, net. Interest income, net for the third quarter of 2020 was $0.2 million compared to $0.4 million for the third quarter of 2019. The decrease in interest income from 2019 was primarily due to lower interest income on cash invested in interest-bearing accounts and money market funds as a result of lower interest rates in 2020. Interest income, net in the third quarter of 2020 includes $0.3 million of interest income recognized on tariff refunds.
Other income (expense), net. Other expense for the third quarter of 2020 of $1.9 million and other income for the third quarter of 2019 of $0.6 million related to non-cash adjustments for the revaluation of the liability related to the tax receivable agreement. The expense recorded in 2020 related to an increase in the blended state tax rate applied toward calculating the tax receivable agreement liability whereas 2019 related to a decrease in the blended state tax rate applied.
Income tax expense. Income tax expense for the third quarter of 2020 was $23 thousand (0.2% effective tax rate) compared to $12.2 million (25.4% effective tax rate) for the third quarter of 2019. Income tax expense for the third quarter of 2020 included a $2.2 million benefit associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate. Income tax expense for the third quarter of 2019 included $2.2 million associated with the reduction of anticipated benefits in Texas and $1.9 million related to the write-off of foreign tax credits. Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus LLC. Income allocated to the non-controlling interest is not subject to U.S. federal or state tax.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table presents summary consolidated operating results for the periods indicated:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$163,781	$273,716	$(109,935)	(40.2)%
Rental revenue	57,579	113,601	(56,022)	(49.3)
Field service and other revenue	59,116	100,859	(41,743)	(41.4)
Total revenues	280,476	488,176	(207,700)	(42.5)
Costs and expenses
Cost of product revenue	101,976	168,303	(66,327)	(39.4)
Cost of rental revenue	39,661	54,435	(14,774)	(27.1)
Cost of field service and other revenue	44,620	79,105	(34,485)	(43.6)
Selling, general and administrative expenses	30,739	39,268	(8,529)	(21.7)
Severance expenses	1,864	—	1,864	nm
Total costs and expenses	218,860	341,111	(122,251)	(35.8)
Income from operations	61,616	147,065	(85,449)	(58.1)

Interest income, net	851	489	362	74.0
Other expense, net	(555)	(484)	(71)	14.7
Income before income taxes	61,912	147,070	(85,158)	(57.9)
Income tax expense	8,833	22,041	(13,208)	(59.9)
Net income	$53,079	$125,029	$(71,950)	(57.5)%
nm = not meaningful
Revenues
Product revenue for the nine months ended September 30, 2020 was $163.8 million, a decrease of $109.9 million, or 40%, from $273.7 million for the nine months ended September 30, 2019. The decrease was primarily due to lower sales of wellhead and production related equipment primarily resulting from lower drilling and completion activity by our customers in the second and third quarters of 2020.
Rental revenue for the nine months ended September 30, 2020 was $57.6 million, a decrease of $56.0 million, or 49%, from $113.6 million for the nine months ended September 30, 2019. The decrease was primarily due to reduced completion activity by our customers in 2020.
Field service and other revenue for the nine months ended September 30, 2020 was $59.1 million, a decrease of $41.7 million, or 41%, from $100.9 million for the nine months ended September 30, 2019. The decrease was due to lower customer activity in 2020 related to the overall industry downturn, resulting in lower billable hours and ancillary services.
Costs and expenses
Cost of product revenue for the nine months ended September 30, 2020 was $102.0 million, a decrease of $66.3 million, or 39%, from $168.3 million for the nine months ended September 30, 2019. The decrease was attributable to a reduction in product sales during 2020 and approximately $8.5 million in credits related to tariff refunds.
Cost of rental revenue for the nine months ended September 30, 2020 was $39.7 million, a decrease of $14.8 million, or 27%, from $54.4 million for the nine months ended September 30, 2019. The decrease was primarily attributable to lower repair costs and lower branch expenses. Rental cost of sales in 2020 also included approximately $0.9 million in credits related to tariff refunds. These decreases were partially offset by an increase in depreciation expense on a larger rental fleet during 2020 and higher scrap and rework expenses.
Cost of field service and other revenue for the nine months ended September 30, 2020 was $44.6 million, a decrease of $34.5 million, or 44%, from $79.1 million for the nine months ended September 30, 2019. The decrease was mainly related to lower payroll costs associated with fewer field and branch personnel, an increase in gains from sales of field service vehicles of $3.1 million, lower depreciation and repair expenses on a smaller fleet of vehicles and various other decreases resulting from lower overall activity.
Selling, general and administrative expenses for the nine months ended September 30, 2020 were $30.7 million, a decrease of $8.5 million, or 22%, from $39.3 million for the nine months ended September 30, 2019. The decrease was primarily due to lower personnel costs including annual incentive bonus accruals related to headcount and salary reductions during 2020, a reduction in professional fees and travel and entertainment costs and other decreases associated with certain cost savings measures. These reductions were partially offset by increases in stock-based compensation expense and foreign currency losses during 2020.
Severance expense for the nine months ended September 30, 2020 of $1.9 million was due to severance benefits associated with headcount reductions in 2020.
Interest income, net. Interest income, net for the nine months ended September 30, 2020 was $0.9 million, compared to $0.5 million for the nine months ended September 30, 2019. The increase is primarily due to $0.5 million in interest income recognized on tariff refunds in 2020.
Other expense, net. Other expense for the nine months ended September 30, 2020 of $0.6 million represents non-cash adjustments for the revaluation of the liability related to the tax receivable agreement. Other expense for the nine months ended September 30, 2019 of $0.5 million related to $1.0 million in offering expenses associated with the secondary offering of our Class A common stock in March 2019 by certain selling stockholders, partially offset by a $0.6 million non-cash adjustment for the revaluation of the liability related to the tax receivable agreement.
Income tax expense. Income tax expense for the nine months ended September 30, 2020 was $8.8 million (14.3% effective tax rate) compared to $22.0 million (15.0% effective tax rate) for the nine months ended September 30, 2019. Income tax expense for the nine months ended September 30, 2020 included a $2.2 million benefit associated with the revaluation of deferred tax asset as a result of a change in our forecasted state tax rate. Income tax expense for the nine months ended September 30, 2019 included $2.2 million associated with the reduction of anticipated benefits in Texas and $1.9 million related to the write-off of foreign tax credits offset by a $4.2 million tax benefit related to the partial release of our valuation allowance. The partial valuation allowance release was recorded in conjunction with the redemptions of CW Units and the March 2019 Secondary Offering as a portion of our deferred tax asset for our investment in Cactus LLC became realizable. Our effective tax rate is lower than the federal statutory rate of 21% primarily due to the fact that Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus LLC. Income allocated to the non-controlling interest is not subject to U.S. federal or state tax.
Liquidity and Capital Resources
At September 30, 2020, we had $273.9 million of cash and cash equivalents, no borrowings outstanding under our ABL Credit Facility and $39.3 million of available borrowing capacity. See Note 6 of the Notes to Condensed Consolidated Financial Statements. We were in compliance with the covenants of the ABL Credit Facility as of September 30, 2020.
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
For the nine months ended September 30, 2020, net capital expenditures totaled $16.5 million, which were primarily related to rental fleet investments planned prior to the downturn. We currently estimate our net capital expenditures for the year ending

December 31, 2020 will range from $17.5 million to $22.5 million. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, available capacity in existing locations, prevailing economic conditions, market conditions in the E&P industry, customers’ forecasts, demand and volatility and company initiatives.
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
Cash Flows
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$121,485	$148,191
Net cash used in investing activities	(16,494)	(37,715)
Net cash used in financing activities	(34,090)	(13,042)
Net cash provided by operating activities was $121.5 million and $148.2 million for the nine months ended September 30, 2020 and 2019, respectively. Operating cash flows for 2020 decreased from 2019 primarily due to a decrease in net income adjusted for certain noncash items offset by an increase in cash generated from changes in net working capital.
Net cash used in investing activities was $16.5 million and $37.7 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily due to lower capital expenditures associated with our rental fleet in 2020 due to reductions in purchases as a result of the current industry environment.
Net cash used in financing activities was $34.1 million and $13.0 million for the nine months ended September 30, 2020 and 2019, respectively. The increase was attributable to $12.8 million in dividend payments to holders of Class A common stock in 2020 and an increase of $9.7 million in Cactus LLC member distributions, partially offset by a $1.4 million reduction in payments on finance leases.
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
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchase of Class A common stock during the three months ended September 30, 2020 (in whole shares).

Period	Total number of shares purchased (1)	Average price paid per share (2)
July 1-31, 2020	—	$—
August 1-31, 2020	—	—
September 1-30, 2020	426	19.66
Total	426	$19.66
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

3.2	Amended and Restated Bylaws of Cactus, Inc., effective as of September 8, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on September 9, 2020)

10.1*
First Amendment to Credit Agreement, dated as of September 18, 2020, among Cactus Wellhead, LLC, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.C., as administrative agent, an issuing bank and swingline lender

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

Cactus, Inc.

November 5, 2020	By:	/s/ Scott Bender
Date		Scott Bender President, Chief Executive Officer and Director (Principal Executive Officer)

November 5, 2020	By:	/s/ Stephen Tadlock
Date		Stephen Tadlock Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)