Form 10-K
period 2020-12-31
Cactus, Inc.
filed 2021-03-01
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 001-38390

Cactus, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2586106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

920 Memorial City Way, Suite 300 Houston , Texas	77024
(Address of principal executive offices)	(Zip code)
(713) 626-8800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01	WHD	New York Stock Exchange
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☑
As of June 30, 2020, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $1.0 billion.
As of February 23, 2021, the registrant had 47,894,842 shares of Class A common stock, $0.01 par value per share, and 27,655,077 shares of Class B common stock, $0.01 par value per share, outstanding.
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
•the level of growth in number of rigs, pad sizes, well spacings and associated well count and availability of takeaway and storage capacity;
•availability of capital and the associated capital spending discipline exercised by customers;
•the financial health of our customers and our credit risk of customer non-payment;
•changes in the number of drilled but uncompleted wells (“DUC’s”) and the level of completion activity;
•the size and timing of orders;
•availability of raw materials and imported items;
•shipping costs and availability of ocean freight from China;
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
•the ability to pay dividends and the amount of any such dividends;
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
•the severity and duration of the ongoing outbreak of coronavirus (“COVID-19”) and the extent of its impact on our business;
ii

•outbreaks of other pandemic or contagious diseases that may disrupt our operations, suppliers or facilities or impact demand for oil and natural gas;
•the impact of actions taken by the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing countries affecting the supply of oil and gas;
•increases in import tariffs assessed on products and imported raw materials used in the manufacture of our goods in the United States which could negatively impact margins and our working capital;
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
•currency exchange rate fluctuations associated with our international operations; and
•plans, objectives, expectations and intentions contained in this Annual Report that are not historical.
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
iii

PART I
Item 1.     Business
General
Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries (the “Company,” “we,” “us,” “our” and “Cactus,”), including Cactus Wellhead, LLC (“Cactus LLC”), are primarily engaged in the design, manufacture and sale of wellhead and pressure control equipment. Our products are sold and rented principally for onshore unconventional oil and gas wells and are utilized during the drilling, completion and production phases of our customers’ wells. We also provide field services for all of our products and rental items to assist with the installation, maintenance and handling of the wellhead and pressure control equipment. Additionally, we offer repair and refurbishment services. We operate through 14 U.S. service centers located in Texas, New Mexico, Pennsylvania, North Dakota, Louisiana, Oklahoma, Colorado and Wyoming as well as three service centers in Eastern Australia. Our corporate headquarters are located in Houston, Texas. We also have manufacturing and production facilities in Bossier City, Louisiana and Suzhou, China.
Cactus Inc. was incorporated on February 17, 2017 as a Delaware corporation for the purpose of completing an initial public offering of equity and related transactions, which was completed on February 12, 2018 (our “IPO”). We began operating in August 2011 following the formation of Cactus LLC in part by Scott Bender and Joel Bender, who have owned or operated wellhead manufacturing businesses since the late 1970s. Cactus Inc. is a holding company whose only material asset is an equity interest consisting of units representing limited liability company interests in Cactus LLC (“CW Units”). Cactus Inc. became the sole managing member of Cactus LLC upon completion of our IPO and is responsible for all operational, management and administrative decisions relating to Cactus LLC’s business. Pursuant to the First Amended and Restated Limited Liability Company Operating Agreement of Cactus LLC (the “Cactus Wellhead LLC Agreement”), owners of CW Units are entitled to redeem their CW Units for shares of Cactus Inc.’s Class A common stock, par value $0.01 per share (“Class A common stock”) on a one-for-one basis, which results in a corresponding increase in Cactus Inc.’s membership interest in Cactus LLC and an increase in the number of shares of Class A common stock outstanding. We refer to the owners of CW Units, other than Cactus Inc., (along with their permitted transferees) as “CW Unit Holders.” CW Unit Holders own one share of our Class B common stock, par value $0.01 per share (“Class B common stock”) for each CW Unit such CW Unit Holder owns. Cadent Energy Partners II, L.P. (“Cadent”), an affiliate of Cadent Energy Partners LLC, and Cactus WH Enterprises, LLC (“Cactus WH Enterprises”) are the largest CW Unit Holders. Cactus WH Enterprises is a Delaware limited liability company owned by Scott Bender, Joel Bender, Steven Bender and certain of our other employees. Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our amended and restated certificate of incorporation.
As of December 31, 2020, Cactus Inc. owned 63.3% and CW Unit Holders owned 36.7% of Cactus LLC, which was based on 47.7 million shares of Class A common stock issued and outstanding and 27.7 million shares of Class B common stock issued and outstanding. Cadent and Cactus WH Enterprises held approximately 11% and 23% of our voting power, respectively, as of December 31, 2020. The following is a rollforward of ownership of legacy CW Units by legacy CW Unit Holders:

CW Units
(in thousands)
CW Units held by legacy CW Unit Holders as of February 7, 2018	60,558
IPO on February 12, 2018	(12,118)
July 2018 follow-on equity offering	(11,197)
Other CW Unit redemptions	(7)
CW Units held by legacy CW Unit Holders as of December 31, 2018	37,236
March 2019 follow-on equity offering	(8,474)
Other CW Unit redemptions	(804)
CW Units held by legacy CW Unit Holders as of December 31, 2019	27,958
Other CW Unit redemptions	(303)
CW Units held by legacy CW Unit Holders as of December 31, 2020	27,655

For more information on our 2018 IPO, see our Annual Report of Form 10-K for the year ended December 31, 2018. For further information on the follow-on equity offerings in July 2018 and March 2019, see Note 10 in the Notes to the Consolidated Financial Statements.
The following diagram indicates our simplified ownership structure as of December 31, 2020:
Our Products
Our principal products include our Cactus SafeDrill® wellhead systems as well as frac stacks, our Cactus SafeLink™ monobore, SafeClamp® and SafeInject® systems, zipper manifolds and production trees that we design and manufacture. Every oil and gas well requires a wellhead, which is installed at the onset of the drilling process and remains with the well through its entire productive life. The Cactus SafeDrill® wellhead systems employ technology which allows technicians to land and secure casing strings more safely from the rig floor, reducing the need to descend into the cellar. We believe we are a market leader in the application of such technology, with thousands of our products sold and installed across the United States since 2011. During the completion phase of a well, we rent frac stacks, zipper manifolds and other high-pressure equipment including our SafeLink™, SafeClamp® and SafeInject® systems that are used for well control and managing the transmission of frac fluids and proppants during the hydraulic fracturing process. These severe service applications require robust and reliable equipment. Cactus, through its proprietary equipment, digital offerings and services, reduces the need for human intervention in the exclusion zone, eliminating non-productive time while leading to inherently safer and more environmentally responsible operations. For the subsequent production phase of a well, we sell production trees and the equipment to interface with various forms of artificial lift that regulate hydrocarbon production, which are installed on the wellhead after the frac stack has been removed. In addition, we provide mission-critical field services for all of our products and rental items, including 24-hour service crews to assist with the installation, maintenance, repair and safe handling of the wellhead and pressure control equipment. Our innovative wellhead products and pressure control equipment are developed internally. We believe our close relationship with our customers provides us with insight into the specific issues encountered in the drilling and completion processes, allowing us to provide them the highest quality products and service solutions.
We have achieved significant market share, as measured by the percentage of total active U.S. onshore rigs that we follow (which we define as the number of active U.S. onshore drilling rigs to which we are the primary provider of wellhead products and corresponding services during drilling), and brand name recognition with respect to our engineered products, which we believe is due to our focus on safety, reliability, cost effectiveness and time saving features. We optimize our products for pad drilling (i.e., the process of drilling multiple wellbores from a single surface location) to reduce rig time and provide operators with significant efficiencies that translate into increased safety, reduced environmental impact and cost savings at the wellsite.
We operate through service centers in the United States, which are strategically located in the key oil and gas producing regions, including the Permian, Marcellus, Utica, Haynesville, Eagle Ford, Bakken and SCOOP/STACK, among other active oil and gas regions in the United States, and in Eastern Australia. These service centers support our field services and provide equipment assembly and repair services.
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
For the year ended December 31, 2020, we derived 59% of our total revenues from the sale of our products, 19% from rental and 22% from field service and other. In 2019, we derived 57% of our total revenues from the sale of our products, 22% from rental and 21% from field service and other. In 2018, we derived 53% of our total revenues from the sale of our products, 25% from rental and 22% from field service and other. We have predominantly domestic operations, with a small amount of sales in Australia.
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
Suppliers and Raw Materials
Forgings, castings and bar stock represent the principal raw materials used in the manufacture of our products and rental equipment. In addition, we require accessory items (such as elastomers, ring gaskets, studs and nuts) and machined components. We purchase these items from vendors in the United States, China, India and Australia. For the years ended December 31, 2020, 2019 and 2018, approximately $6.7 million, $36.5 million and $46.7 million, respectively, of machined component purchases were made from a vendor located in China, representing approximately 7%, 16% and 21%, respectively, of our total third-party vendor purchases of raw materials, finished products, equipment, machining and other services. We do not believe that we are overly dependent on any individual vendor to supply our required materials or services. The materials and services essential to our business are normally readily available and, where we use one or a few vendors as a source of any particular materials or services, we believe that we can, within a reasonable period of time, make satisfactory alternative arrangements in the event of an interruption of supply from any vendor. We believe that our materials and services vendors have the capacity to meet additional demand should we require it, although initially at higher costs and delayed deliveries.
Manufacturing
Our manufacturing and production facilities are located in Bossier City, Louisiana and Suzhou, China. Although both facilities can produce our full range of products, our Bossier City facility has advanced capabilities and is designed to support time-sensitive and rapid turnaround of made-to-order equipment, while our facility in China is optimized for longer lead time orders and outsources its machining requirements. Both facilities are licensed to the latest American Petroleum Institute (“API”) 6A specification for both wellheads and valves and API Q1 and ISO 9001:2015 quality management systems. Where traditional manufacturing facilities are designed to run in batches with different machining processes occurring in stages, our Bossier City facility uses advanced computer numeric control machines to perform multiple machining operations in a single step. We believe eliminating the setup and queue times between machining processes allows us to offer significantly shorter order-to-delivery time for equipment than our competitors, albeit at higher costs than China. Responsiveness to urgent needs strengthens our relationship with key customers. Our Bossier City manufacturing facility also functions as a repair and testing facility with its API 6A certification and full Quality Assurance and Quality Control department. The facility also has the ability to perform phosphate and oiling, copper coating and frac rental equipment remanufacturing. Our production facility in China is configured to efficiently produce our range of pressure control products and components for less time-sensitive, higher-volume orders. All employees in our Suzhou facility are Cactus employees, which we believe is a key factor in ensuring high quality. Our Suzhou facility currently assembles and tests machined components before shipment to Cactus facilities in the United States and Australia.
Trademarks and Patents
Trademarks are important to the marketing of our products. We consider the Cactus Wellhead trademark to be important to our business as a whole. The Company has numerous trademarks registered with the U.S. Patent and Trademark Office and has also applied for registration status of several trademarks which are pending. Once registered, our trademarks can be renewed every 10 years as long as we are using them in commerce. We also seek to protect our technology through use of patents, which afford us 20 years of protection of our proprietary inventions and technology, although we do not deem patents to be critical to our success. We have been awarded several U.S. patents and currently have additional patent applications pending. We also rely on trade secret protection for our confidential and proprietary information. To protect our information, we customarily enter into confidentiality agreements with our employees and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to our trade secrets.
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
Due to the ongoing COVID-19 pandemic, 2020 witnessed a severe decline in demand for fossil fuels resulting from government mandated lockdowns and travel restrictions. The oil and gas industry was first impacted by this decline in March 2020 amid the initial worldwide spread of the virus, with West Texas Intermediate (WTI) prices trading at negative levels for a brief period in April. Although oil prices recovered in the last quarter of 2020 from such lows, demand for oil and our customer activity levels remain significantly below levels before the pandemic.
Seasonality
Our business is not significantly impacted by seasonality, although our fourth quarter has historically been impacted by holidays and our clients’ budget cycles.

Customers
We serve over 200 customers representing majors, independents and other oil and gas companies with operations in the key U.S. oil and gas producing basins as well as in Australia. No customer represented 10% or more of total revenues during the year ended December 31, 2020, whereas one customer represented approximately 10% of total revenues during the year ended December 31, 2019 and 11% during the year ended December 31, 2018.
Competition
The markets in which we operate are highly competitive. We believe that we are one of the largest suppliers of wellheads in the United States. We compete with divisions of Schlumberger and TechnipFMC, as well as with a number of other companies. Similar to Cactus, Schlumberger and TechnipFMC manufacture their own engineered products. We believe that the rental market for frac stacks and related flow control equipment is more fragmented than the wellhead product market. Cactus does not believe that any individual company represents more than 20% of the U.S. rental market. As is the case in the wellhead market, Cactus, Schlumberger and TechnipFMC rent internally engineered and manufactured products. The majority of our other competitors generally rent foreign manufactured generic products.
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
Environmental, Health and Safety Regulation
We are subject to stringent governmental laws and regulations, both in the United States and other countries, pertaining to protection of the environment and occupational safety and health. Compliance with environmental legal requirements in the United States at the federal, state or local levels may require acquiring permits to conduct regulated activities, incurring capital expenditures to limit or prevent emissions, discharges and any unauthorized releases, and complying with stringent practices to handle, recycle and dispose of certain wastes. These laws and regulations include, among others:
•the Federal Water Pollution Control Act (the “Clean Water Act”);
•the Clean Air Act;
•the Comprehensive Environmental Response, Compensation and Liability Act;
•the Resource Conservation and Recovery Act;
•the Occupational Safety and Health Act; and
•national and local environmental protection laws in Australia and the People’s Republic of China.
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
Licenses and Certifications. Our manufacturing facility in Bossier City, Louisiana and our production facility in Suzhou, China are currently licensed by the API to monogram manufactured products in accordance with API 6A, 21st Edition product specification for both wellheads and valves while the quality management system is certified to API Q1, 9th Edition, Addendum 2 and ISO 9001:2015. These licenses and certifications expire every three years and are renewed upon successful completion of annual audits. Our current API licenses and certifications are published on our website under the “Quality

Assurance & Control” section of our website at www.CactusWHD.com. API’s standards are subject to revision, however, and there is no guarantee that future amendments or substantive changes to the standards would not require us to modify our operations or manufacturing processes to meet the new standards. Doing so may materially affect our operational costs. We also cannot guarantee that changes to the standards would not lead to the rescission of our licenses should we be unable to make the changes necessary to meet the new standards. Loss of our API licenses could materially affect demand for these products.
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
Climate Change. State, national and foreign governments and agencies continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases. Changes in environmental requirements related to greenhouse gases, climate change and alternative energy sources may negatively impact demand for our services. For example, oil and natural gas exploration and production may decline as a result of environmental requirements, including land use policies responsive to environmental concerns. In January 2021, the Acting Secretary of the Department of the Interior issued an order suspending new leasing and drilling permits for fossil fuel production on federal lands and waters for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. To the extent that the review results in the development of additional restrictions on drilling, limitations on the availability of leases, or restrictions on the ability to obtain required permits, it could impact our customers’ opportunities and reduce demand for our products and services in the aforementioned areas. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, may reduce demand for oil and natural gas and could have a negative impact on our business. Likewise, such restrictions may result in additional compliance obligations that could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
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
Human Capital Management
As of December 31, 2020, we employed over 660 people worldwide, of which more than 550 were employed in the United States. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our workforce to be good. Our business’s success depends mainly on our ability to attract, retain and motivate a diverse population of talented employees at all levels of our organization, including the individuals who comprise our global workforce and executive officers and other key personnel. To succeed in a competitive industry, we have developed key recruitment and retention strategies, objectives and measures which we focus on as part of the overall management of our business.
Recruiting and Development. Our talent strategy is focused on attracting the best talent and rewarding their performance while developing and retaining them. Fiscal year 2020 was a challenging year in which we made difficult staffing decisions, resulting in significant reductions to our workforce. We strive to maintain good relationships with our employees and prioritize rehiring our most experienced branch and field positions as the industry recovers. We reinstated 145 employees before the end of 2020 who were part of our workforce reductions earlier in the year. When hiring, we utilize employee referrals, diverse social media platforms, regional job fairs and partner with educational organizations across the United States to find diverse, qualified, motivated and responsible employees. We are dedicated to the continual training and development of our employees, especially those in field and branch operations. Our internal training focuses on safety, corporate and personal responsibility, product knowledge, behavioral development and ethical conduct. Other training courses offered outside of the company are attended by employees with specialized skills, knowledge or certifications as needed for their ongoing success and professional development.
Compensation and Benefits. We provide compensation and benefits programs to help meet the needs of our employees. In addition to salaries and wages, these programs (which vary by country) include annual bonuses, retirement plans such as a 401(k) plan, healthcare and insurance benefits, health savings accounts partially funded by the Company, standard flexible spending accounts, legal insurance, company-sponsored long and short term disability, accident and critical illness, paid time off, family leave, partially paid maternity and paternity leave, family care resources and employee assistance programs, among others. We also offer tuition reimbursement in certain circumstances to support the continued growth and development of our employees. Additionally, we use targeted equity-based grants with vesting conditions to facilitate the retention of key personnel.
Health and Safety. Our health and safety programs are designed around global standards with appropriate variations addressing the multiple jurisdictions and regulations, specific hazards and unique working environments of our manufacturing and production facilities, service centers and headquarter operations. We require each location to conduct regular safety evaluations to verify that expectations for safety program procedures and training are being met. We also engage in third party conformity assessments of our Health, Safety & Environment (“HSE”) processes to determine adherence to our HSE management system and to global health and safety standards. We monitor our Occupational Safety and Health Administration Total Recordable Incident Rate (“TRIR”) to assess our operation’s health and safety performance. TRIR is defined as the number of incidents per 100 full-time employees that have resulted in a recordable injury or illness in the pertinent period. During fiscal year 2020, we had a TRIR of 0.55 and no work-related fatalities.
We are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to various flexible and convenient health and wellness programs. These programs include benefits that offer protection and security to have peace of mind concerning events that may require time away from work or impact their financial well-being. These tools also support their physical and mental health by providing resources to improve or maintain their health status. In response to the COVID-19 pandemic, we have implemented additional safety measures for employees performing critical on-site work. Our facilities implemented mandatory personal protective wear, extensive deep cleaning and sanitation processes. Any associate who has exhibited symptoms or believes they may have been exposed to the virus is tested and quarantined based on guidelines provided by the Centers for Disease Control and Prevention. We provide paid time off for our associates who miss work due to COVID at their regular pay. Additionally, we have allowed administrative employees to work from home if desired.
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
Risks Related to the Oilfield Services Industry and Our Business
The global outbreak of COVID-19 and associated responses has had, and is expected to continue to have, an adverse impact on our business and operations.
The COVID-19 pandemic has negatively affected, and is expected to continue to negatively affect, our business and operations and has had and continues to have a negative impact on the oil and gas industry as well as the global economy. In an attempt to slow the spread of the COVID-19 virus, governments worldwide have implemented measures such as travel restrictions, school and business closures and stay-at-home or shelter-in-place orders. These actions have severely reduced the demand for fossil fuels which, in turn, has adversely affected demand for our products and services.
We have experienced, and may experience in the future, slowdowns or temporary idling of certain of our manufacturing and production facilities due to a number of factors, including implementing additional safety measures, testing of our team members, team member absenteeism and governmental orders. In January 2020, our production facility in Suzhou, China closed for 10 days as a result of a government mandated closure. We cannot be sure the Suzhou facility will not face additional closures in the future. A prolonged closure could have a material adverse impact on our ability to operate our business and on our results of operations. We have also experienced, and expect to continue to experience, disruption and volatility in our supply chain, which has resulted, and may continue to result, in increased costs for certain raw materials. The spread of COVID-19 has also disrupted and may continue to disrupt logistics necessary to import, export and deliver products to us and our customers. Ports and other channels of entry have been closed or were operating at only a portion of capacity, as workers have been prohibited or otherwise unable to report to work, and means of transporting products within regions or countries may be limited for the same reason.
As the United States and other countries have attempted to lessen travel restrictions and reopen their businesses and schools, even at reduced occupancy, there has been a resurgence in COVID-19 cases. Governmental authorities at the federal, state and local levels may increase or impose new or stricter social distancing directives, stay-at-home restrictions, travel bans, quarantines, workforce and workplace restrictions or other measures related to the resurgence of the virus. These actions and the broader economic impact of the COVID-19 pandemic have had, and are expected to continue to have, an adverse effect on our business, results of operations and financial condition. The duration of the pandemic and its continued adverse impact on commodity prices and the oil and gas industry are unknown and impossible to predict with certainty. Additionally, there remains uncertainty with regard to whether new work from home policies will remain in place once our communities achieve herd immunity and can return to the office safely. Despite vaccines being distributed worldwide, the extent of future impacts of the coronavirus and any new variants that cause COVID-19 on general economic conditions and on our business, operations and results of operations remains uncertain.
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

Factors affecting the prices of oil and natural gas include, but are not limited to, the following:
•demand for hydrocarbons, which is affected by worldwide population growth, economic growth rates and general economic and business conditions;
•available excess production capacity within OPEC and the level of oil and gas production by non‑OPEC countries;
•the continued development of shale plays which may influence worldwide supply;
•transportation differentials associated with reduced capacity in and out of the storage hub in Cushing, Oklahoma;
•costs of exploring for, producing and delivering oil and natural gas;
•political and economic uncertainty and sociopolitical unrest;
•oil refining activity and shifts in end‑customer preferences toward fuel efficiency and increased transition to electric vehicles;
•conservation measures and technological advances affecting energy consumption;
•potential acceleration of the commercial development of alternative energy sources (such as wind, solar, geothermal, tidal, fuel cells and biofuels);
•access to capital and credit markets, which may affect our customers’ activity levels and spending for our products and services;
•changes in laws and regulations related to hydraulic fracturing activities or oil and gas drilling, particularly on public properties;
•changes in environmental laws and regulations (including relating to the use of coal in power plants which can impact the demand for natural gas);
•adverse weather conditions and natural disasters;
•terrorist attacks and armed conflicts; and
•global pandemics.
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
The delivery of our products and services requires personnel with specialized skills and experience. Our ability to be productive and profitable will depend upon our ability to attract and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers is high while supply is limited, and the cost to attract and retain qualified personnel has increased. During industry downturns, skilled workers may leave the industry, reducing the availability of qualified workers when conditions improve. In addition, a significant increase in the wages paid by competing employers could result in increases in the wage rates that we must pay. If we are not able to employ and retain skilled workers, our ability to respond quickly to customer demands or strong market conditions may inhibit our growth, which could have a material adverse effect on our business, results of operations and financial condition.

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
In addition to our facilities in the United States, we operate one production facility in China and have facilities in Australia that sell and rent equipment as well as provide parts, repair services and field services associated with installation. Instability and unforeseen changes in any of the markets in which we conduct business could have an adverse effect on the demand for, or supply of, our products and services, our results of operations and our financial condition. These factors include, but are not limited to, the following:
•nationalization and expropriation;
•potentially burdensome taxation;
•inflationary and recessionary markets, including capital and equity markets;
•civil unrest, labor issues, political instability, natural disasters, terrorist attacks, cyber‑terrorism, military activity and wars;
•outbreaks of pandemic or contagious diseases;
•supply disruptions in key oil producing countries;
•tariffs, trade restrictions, trade protection measures or price controls;
•foreign ownership restrictions;
•import or export licensing requirements;
•restrictions on operations, trade practices, trade partners and investment decisions resulting from domestic and foreign laws and regulations;
•changes in, and the administration of, laws and regulations;
•inability to repatriate income or capital;
•reductions in the availability of qualified personnel;
•development and implementation of new technologies;
•foreign currency fluctuations or currency restrictions; and
•fluctuations in the interest rate component of forward foreign currency rates.
We are dependent on a relatively small number of customers in a single industry. The loss of an important customer could adversely affect our results of operations and financial condition.
Our customers are engaged in the oil and natural gas E&P business primarily in the United States and also Australia. Historically, we have been dependent on a relatively small number of customers for our revenues. Our business, results of operations and financial condition could be materially adversely affected if an important customer ceases to engage us for our services on favorable terms, or at all, or fails to pay or delays paying us significant amounts of our outstanding receivables. Additionally, the E&P industry is characterized by frequent consolidation activity. Changes in ownership of our customers may result in the loss of, or reduction in, business from those customers, which could materially and adversely affect our business, results of operations and financial condition.

Delays in obtaining, or inability to obtain or renew, permits or authorizations by our customers for their operations could impair our business.
In both the United States and Australia, our customers are required to obtain permits or authorizations from one or more governmental agencies or other third parties to perform drilling and completion activities, including hydraulic fracturing. Such permits or approvals are typically required by state agencies but can also be required by federal and local governmental agencies or other third parties. The requirements for such permits or authorizations vary depending on the location where such drilling and completion activities will be conducted. As with most permitting and authorization processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit or approval to be issued and the conditions which may be imposed in connection with the granting of the permit. In some jurisdictions, certain regulatory authorities have delayed or suspended the issuance of permits or authorizations while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. In Texas, rural water districts have begun to impose restrictions on water use and may require permits for water used in drilling and completion activities. In addition, in January 2021, President Biden indefinitely suspended new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. This review could result in additional restrictions or limitations on the issuance of federal leases and permits for drilling on public lands. Permitting, authorization or renewal delays, the inability to obtain new permits or the revocation of current permits could impact our customers’ operations and cause a loss of revenue and potentially have a materially adverse effect on our business, results of operations and financial condition.
Competition within the oilfield services industry may adversely affect our ability to market our services.
The oilfield services industry is highly competitive and fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than we do. The amount of equipment available may exceed demand, which could result in active price competition. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. In addition, adverse market conditions lower demand for well servicing equipment, which results in excess equipment and lower utilization rates. If market conditions in our operating areas deteriorate from current levels or if adverse market conditions persist, the prices we are able to charge and utilization rates may decline. Any significant future increase in overall market capacity for the products, rental equipment or services that we offer could adversely affect our business and results of operations.
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
Our ability to source low cost raw materials and components, such as steel castings, bar stock and forgings, is critical to our ability to manufacture and sell our products and provide our services competitively. Our results of operations may be adversely affected by our inability to manage rising costs and availability of raw materials and components, in particular steel, used in our wide variety of products and systems. Additionally, freight costs, specifically ocean freight costs, may rise due to a number of factors including, but not limited to a shortage of shipping containers, congested seaports, capacity constraints on vessels or lockdown in certain markets. We cannot assure that we will be able to continue to purchase and move these materials on a timely basis or at commercially viable prices, nor can we be certain of the impact of changes to tariffs and future legislation that may impact trade with China or other countries. Further, unexpected changes in the size of regional and/or product markets, particularly for short lead‑time products, could affect our results of operations and cash flows. Should our current suppliers be unable to provide the necessary raw materials or components or otherwise fail to deliver such materials and components timely and in the quantities required, resulting delays in the provision of products or services to our customers could have a material adverse effect on our business.
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
Environmental laws and regulations in the United States and foreign countries affect the equipment, systems and services we design, market and sell, as well as the facilities where we manufacture and produce our equipment and systems in the United States and China, and opportunities our customers pursue that create demand for our products. For example, we may be affected by such laws as the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Clean Water Act, the Clean Air Act and the Occupational Safety and Health Act of 1970. Further, our customers may be subject to a range of laws and regulations governing hydraulic fracturing, drilling and greenhouse gas emissions.
We are required to invest financial and managerial resources to comply with environmental laws and regulations and believe that we will continue to be required to do so in the future. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, or the issuance of orders enjoining operations. These laws and regulations, as well as the adoption of other new laws and regulations affecting our operations or the exploration and production and transportation of crude oil and natural gas by our customers, could adversely affect our business and operating results by increasing our costs of compliance, increasing the costs of compliance and costs of doing business for our customers, limiting the demand for our products and services or restricting our operations. Increased regulation or a move away from the use of fossil fuels caused by additional regulation could also reduce demand for our products and services.
Existing or future laws and regulations related to greenhouse gases and public sentiment associated with climate change could have a negative impact on our business and may result in additional compliance obligations with respect to the release, capture, and use of greenhouse gases that could have a material adverse effect on our business, results of operations, prospects, and financial condition.
Changes in environmental requirements related to greenhouse gas emissions and public sentiment associated with climate change may negatively impact demand for our products and services. For example, oil and natural gas E&P may decline as a result of environmental requirements, including land use policies and other actions to restrict oil and gas leasing and permitting in response to environmental and climate change concerns. In January 2021, the Acting Secretary of the Department of the Interior issued an order suspending new leasing and drilling permits for fossil fuel production on federal lands and waters for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. To the extent that the review results in the development of additional restrictions on drilling, limitations on the availability of leases, or restrictions on the ability to obtain required permits, it could impact our customers’ opportunities and reduce demand for our products and services in the aforementioned areas.
Federal, state, and local agencies have been evaluating climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases in areas in which we conduct business. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws and regulations related to greenhouse gases and sentiment to climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws or regulations reduce demand for oil and natural gas. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration, and use of greenhouse gases. These additional obligations could increase our costs and have a material adverse effect on our business, results of operations, prospects, and financial condition. Additional compliance obligations could also increase costs of compliance and costs of doing business for our customers, thereby reducing demand for our products and services. Finally, increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events; if such effects were to occur, they could have an adverse impact on our operations.
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
Moreover, because we have no independent means of generating revenue, our ability to make payments under the TRA is dependent on the ability of Cactus LLC to make distributions to us in an amount sufficient to cover our obligations under the TRA. This ability, in turn, may depend on the ability of Cactus LLC’s subsidiaries to make distributions to it. The ability of Cactus LLC and its subsidiaries to make such distributions will be subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable U.S. and foreign jurisdictions) that may limit the amount of funds available for distribution and (ii) restrictions in relevant debt instruments issued by Cactus LLC or its subsidiaries. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid.
Cadent and Cactus WH Enterprises LLC have the ability to direct the voting of a significant percentage of the voting power of our common stock, and their interests may conflict with those of our other shareholders.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our amended and restated certificate of incorporation. Cadent and Cactus WH Enterprises owned approximately 11% and 23% of our voting power, respectively, as of December 31, 2020. As a result, Cadent and Cactus WH Enterprises effectively control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership will limit your ability to affect the way we are managed or the direction of our business. The interests of Cadent and Cactus WH Enterprises with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. In addition, the Chairman of our board of directors is currently a member of Cadent Energy Partners LLC. This director’s duties as a partner of Cadent Energy Partners LLC may conflict with his duties as our director, and the resolution of these conflicts may not always be in our or your best interest. Furthermore, in connection with our IPO, we entered into a stockholders’ agreement with Cadent and Cactus WH Enterprises. Among other things, the stockholders’ agreement provides each of Cadent and Cactus WH Enterprises with the right to designate a certain number of nominees to our board of directors so long as they and their respective affiliates collectively beneficially own at least 5% of the outstanding shares of our common stock. The existence of significant stockholders and the stockholders’ agreement may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management or limiting the ability of our other stockholders to approve transactions that they may deem to be in our best interests. Cadent and Cactus WH Enterprises’ concentration of stock ownership may also adversely affect the trading price of our Class A common stock to the extent investors perceive a disadvantage in owning stock of a company with significant stockholders. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Stockholders’ Agreement.”
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
Our amended and restated certificate of incorporation authorizes our board of directors to issue preferred stock without shareholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our shareholders, including:
•limitations on the removal of directors;
•limitations on the ability of our shareholders to call special meetings;
•establishing advance notice provisions for shareholder proposals and nominations for elections to the board of directors to be acted upon at meetings of shareholders;
•providing that the board of directors is expressly authorized to adopt, or to alter or repeal our bylaws; and
•establishing advance notice and certain information requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings.
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
Subject to certain limitations and exceptions, the CW Unit Holders may cause Cactus LLC to redeem their CW Units for shares of Class A common stock (on a one‑for‑one basis, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions) and then sell those shares of Class A common stock. Additionally, we may issue additional shares of Class A common stock or convertible securities in subsequent public offerings. We have 47,712,577 outstanding shares of Class A common stock and 27,655,077 outstanding shares of Class B common stock as of December 31, 2020. The CW Unit Holders own all 27,655,077 shares of Class B common stock, representing approximately 36.7% of our total outstanding common stock. As required pursuant to the terms of the registration rights agreement that we entered into at the time of our IPO, we have filed a registration statement on Form S-3 under the Securities Act of 1933, as amended, to permit the public resale of shares of Class A common stock owned by Cadent, Cactus WH Enterprises, Lee Boquet and certain existing members of our board of directors. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Stockholders’ Agreement” for more information.
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
As a result of either an early termination or a change of control, we could be required to make payments under the TRA that exceed our actual cash tax savings under the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. If the TRA were terminated as of December 31, 2020, the estimated termination payments, based on the assumptions discussed above, would have been approximately $315.1 million (calculated using a discount rate equal to one-year LIBOR plus 150 basis points, applied against an undiscounted liability of approximately $362.5 million). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the TRA.
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
General Risks
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
Item 1B.   Unresolved Staff Comments
None.

Item 2.    Properties
The following table sets forth information with respect to our principal facilities as of December 31, 2020. We do not believe any of the omitted properties, consisting primarily of sales offices and service centers, are individually or collectively material to our operations or business. We believe that our facilities are suitable and adequate for our current operations.

Location	Type	Own/ Lease
United States
Bossier City, LA(1)	Manufacturing Facility and Service Center	Lease
Bossier City, LA(1)	Manufacturing and Assembly Facilities, Warehouse and Land	Own
Donora, PA	Service Center	Lease
DuBois, PA(2)	Service Center	Lease
Hobbs, NM	Service Center / Land	Own
Houston, TX	Administrative Headquarters	Lease
New Waverly, TX	Service Center / Land	Own
Odessa, TX	Service Center	Lease
Odessa, TX	Land	Own
Oklahoma City, OK	Service Center	Lease
Pleasanton, TX(2)	Service Center	Lease
Williston, ND(2)	Service Center	Lease
China and Australia
Queensland, Australia	Service Centers and Offices / Land	Lease
Suzhou, China	Production Facility and Offices	Lease
(1)    Consists of various facilities adjacent to each other constituting our manufacturing facility, assembly facility, warehouse and service center.
(2)    We also own land adjacent to these facilities.
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
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
We have issued and outstanding two classes of common stock, Class A common stock and Class B common stock. Holders of Class B common stock own a corresponding number of CW Units which may be redeemed for shares of Class A common stock. The principal market for our Class A common stock is the New York Stock Exchange (“NYSE”), where it is traded under the symbol “WHD.” No public trading market currently exists for our Class B common stock. As of December 31, 2020, there was one holder of record of our Class A common stock. This number excludes owners for whom Class A common stock may be held in “street name.” There were five holders of record of our Class B common stock.

Dividends
In October 2019, our board of directors authorized the introduction of a regular quarterly cash dividend of $0.09 per share of Class A common stock. Dividends are not paid to our Class B common stock holders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to our CW Unitholders for any dividends declared on our Class A common stock. We have paid quarterly dividends uninterrupted since initiation of the program by our board of directors. In fiscal year 2020, the annual dividend rate for our Class A common stock was $0.36 per share. We currently intend to continue paying the quarterly dividend while retaining the balance of future earnings, if any, to finance the growth of our business. However, our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory and contractual restrictions on our ability to pay dividends and other factors our board of directors may deem relevant.
Performance Graph
The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index, the S&P Oil & Gas Equipment & Services Index and the PHLX Oil Service Index from the date our common stock began trading through December 31, 2020. The total shareholder return assumes $100 invested on February 7, 2018 in Cactus Inc., the S&P 500 Index, the S&P Oil & Gas Equipment & Services Index and the PHLX Oil Service Index. It also assumes reinvestment of all dividends. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Cactus Inc. specifically incorporates it by reference into such filing.

Comparison of Cumulative Total Return Among Cactus Inc.,
the S&P 500 Index, the S&P Oil and Gas Equipment Select
Industry Index and the PHLX Oil Service Index
$250
$200
$150
$100
$50
$0
02/07/18
12/31/18
12/31/19
12/31/20
Cactus Inc.
S&P 500 Index
S&P Oil & Gas Equipment Select Industry Index
PHLX Oil Service Index

Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchase of Class A common stock during the three months ended December 31, 2020 (in whole shares).

Period	Total number of shares purchased(1)	Average price paid per share(2)
October 1-31, 2020	983	$18.71
November 1-30, 2020	595	23.21
December 1-31, 2020	716	26.53
Total	2,294	$22.32
(1)    Consists of shares of Class A common stock repurchased from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period.
(2)    Average price paid for Class A common stock purchased from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period.
Item 6.    (Reserved)
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Except as otherwise indicated or required by the context, all references in this Annual Report to the “Company,” “Cactus,” “we,” “us” and “our” refer to Cactus, Inc. and its consolidated subsidiaries, unless we state otherwise or the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” included elsewhere in this Annual Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.
This section includes comparisons of certain 2020 financial information to the same information for 2019. Year-to-year comparisons of the 2019 financial information to the same information for 2018 are contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 28, 2020, which comparative information and the information therein under the caption “Factors Affecting the Comparability of our Financial Condition and Results of Operations” are incorporated by reference herein.
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
Our rental revenues are primarily dependent on the number of wells completed (i.e., hydraulically fractured), the number of wells on a well pad and the number of fracture stages per well. Well completion activity generally follows the level of drilling activity but can be delayed due to such factors as takeaway capacity, storage capacity and budget constraints. Changes to the number of drilled but uncompleted wells (“DUCs”) could provide additional opportunities or headwinds for our rental business relative to general drilling activity.
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
Recent Developments and Trends
The ongoing COVID-19 pandemic negatively impacted our business and revenues beginning as early as March 2020. Throughout 2020, the inability to control the spread of the virus and the recent resurgence in cases globally has resulted in continued travel restrictions, school and business closures and stay-at-home orders worldwide. Although vaccines have begun to be administered all over the world, until vehicle and airline travel returns to activity levels closer to those prior to the pandemic, demand for oil will continue to be depressed. Oil prices have recovered from the lows experienced in April 2020, trading above $50 per barrel in January 2021 partially due to Saudi Arabia announcing that it will cut one million barrels a day of crude production starting in February 2021. As oil began trading above $60 per barrel in mid-February 2021 primarily due to harsh winter weather conditions resulting in production disruptions, there has been increasing speculation that Saudi Arabia will restore production of an incremental one million barrels per day starting in April 2021. Even with these recent increases in commodity prices, our customers’ activity continues to be significantly lower than 2019 and early 2020 levels, which translates into reduced demand for our products and services. The resurgence of COVID-19 cases in the United States and other countries as well as delays in vaccinations may limit improvements in the demand for oil and natural gas products and could lead to additional government-mandated lockdowns and other restrictions, which would likely continue to have a negative impact on global energy demand.
During 2020, we saw a significant decline in the level of onshore drilling activity in the U.S. primarily caused by commodity price weakness compounded by the impacts from the COVID-19 pandemic. At the end of 2019, the U.S. onshore rig count as reported by Baker Hughes was 781 rigs. The weekly average U.S. onshore rig count for the three months ended December 31, 2020 was 295 rigs, a 63% decline when compared to 796 rigs for the comparable period in 2019. The increase in commodity prices beginning late in 2020 and into 2021 has led to rebounds in the level of U.S. onshore drilling activity since bottoming in August of 2020 at 230 rigs. As of February 19, 2021, the U.S. onshore rig count was 380.
Recently, there has been an increase in large-scale merger and acquisition activity among E&P companies that operate in the United States. These transactions may be driven in part by an effort to reduce the cost of hydrocarbon production per barrel equivalent and increase overall company efficiencies. These transactions generally increase the size and scale of the counterparties involved, which may provide better access to capital and lead to a healthier overall industry. We have historically focused on providing our products and services to large and well capitalized customers. Consolidation of E&P companies presents both risks and opportunities depending on a number of factors, but namely whether the companies involved are existing customers.
We believe our company is well positioned to continue successfully navigating the challenges posed by the current market environment. At December 31, 2020, we had no long term debt and a strong balance sheet. In response to the drop in demand and customer activity in 2020, we had implemented certain workforce, wage and capital expenditure reductions beginning as early as March 2020. Given the significant service component of our business, we adjust our headcount to reflect current activity levels. By mid-year 2020, we had reduced our global workforce by approximately 50%. As demand and activity started showing signs of recovery, we began bringing our associates back and reinstated 145 associates before the end of the year. We have continued adding personnel in 2021 in line with market activity and implemented a partial roll-back of the wage reductions effective late January 2021. The magnitude of the partial roll-back is less than half of the wage and salary reductions that were implemented in 2020. We are cautiously optimistic regarding signs of recovery. However, we continue to actively review all opportunities to manage costs and efficiently deploy capital relative to market conditions. Our required capital expenditures have historically tended to be lower than most other oilfield service providers due to the asset-lite nature of our business model.
Tariffs
Substantially all of the products and frac rental equipment that we import through our Chinese supply chain are subject to tariffs under Section 301 of the Trade Act of 1974 (“Section 301”). For the year ended December 31, 2020, we estimate that approximately 40% of the items received were sourced through our Chinese supply chain. In May 2019, the U.S. Trade Representative announced that it was increasing the level of tariffs on approximately $200 billion worth of Chinese imports pursuant to Section 301. The tariff rate on covered products that were exported on or after May 10, 2019 was raised from 10% to 25%. In 2020, we received a temporary exclusion and tariff suspension on certain covered products exported from China to the United States under Section 301 and received refunds totaling $14.2 million, inclusive of $0.5 million in interest, for tariffs paid on excluded products exported after September 24, 2018. Approximately $4.0 million of the tariff recoveries related to balances included in inventory and were recorded as a reduction to inventory and $9.7 million was recorded as credits to cost of goods sold to offset the accounts where the tariff expenses were originally recorded. The tariff exemption ended August 7, 2020; therefore, we have resumed paying tariffs at 25% on the previously excluded parts imported from China. We believe further increases in the tariff rate above 25% may adversely affect our business, but a combination of factors may mitigate some of the impact of any future increases in tariff rates on our results of operations. These include, among other things, use of product received prior to the introduction of tariffs, our negotiations with suppliers, use of alternative supply chains and favorable currency exchange movements.
Consolidated Results of Operations
The following discussions relating to significant line items from our condensed consolidated statements of income are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where reasonably practicable, have quantified the impact of such items.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table presents summary consolidated operating results for the periods indicated:

	Year Ended
	December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$206,801	$357,087	$(150,286)	(42.1)%
Rental revenue	66,169	141,816	(75,647)	(53.3)
Field service and other revenue	75,596	129,511	(53,915)	(41.6)
Total revenues	348,566	628,414	(279,848)	(44.5)
Costs and expenses
Cost of product revenue	131,728	220,615	(88,887)	(40.3)
Cost of rental revenue	49,077	69,829	(20,752)	(29.7)
Cost of field service and other revenue	56,143	103,163	(47,020)	(45.6)
Selling, general and administrative expenses	39,715	51,657	(11,942)	(23.1)
Severance expenses	1,864	—	1,864	nm
Total costs and expenses	278,527	445,264	(166,737)	(37.4)
Income from operations	70,039	183,150	(113,111)	(61.8)

Interest income, net	701	879	(178)	(20.3)
Other income (expense), net	(555)	4,294	(4,849)	nm
Income before income taxes	70,185	188,323	(118,138)	(62.7)
Income tax expense	10,970	32,020	(21,050)	(65.7)
Net income	59,215	156,303	(97,088)	(62.1)
Less: net income attributable to non-controlling interest	24,769	70,691	(45,922)	(65.0)
Net income attributable to Cactus Inc.	$34,446	$85,612	$(51,166)	(59.8)%
nm = not meaningful
Revenues
Product revenue for the year ended December 31, 2020 was $206.8 million, a decrease of $150.3 million, or 42%, from $357.1 million for the year ended December 31, 2019. The decrease was primarily due to lower sales of wellhead and production related equipment as our customers reduced their drilling and completion activity for most of 2020 in direct response to the overall industry downturn resulting from depressed commodity prices exacerbated by the COVID-19 pandemic.
Rental revenue for the year ended December 31, 2020 was $66.2 million, a decrease of $75.6 million, or 53%, from $141.8 million for the year ended December 31, 2019. The decrease was primarily attributable to reduced completion activity by our customers as part of the industry downturn in 2020.
Field service and other revenue for the year ended December 31, 2020 was $75.6 million, a decrease of $53.9 million, or 42%, from $129.5 million for the year ended December 31, 2019. The decrease was primarily attributable to lower customer activity in 2020 related to the industry downturn, resulting in lower billable hours and ancillary services.
Costs and expenses
Cost of product revenue for the year ended December 31, 2020 was $131.7 million, a decrease of $88.9 million, or 40%, from $220.6 million for the year ended December 31, 2019. The decrease was largely attributable to the reduction in product sales and approximately $8.7 million in credits related to tariff refunds.

Cost of rental revenue for the year ended December 31, 2020 was $49.1 million, a decrease of $20.8 million, or 30%, from $69.8 million for the year ended December 31, 2019. The decrease was primarily attributable to lower repair costs and lower branch expenses. Rental cost of sales in 2020 also included approximately $1.0 million in credits related to tariff refunds. These decreases were partially offset by an increase in depreciation expense on a larger rental fleet during 2020 and higher scrap and rework expenses.
Cost of field service and other revenue for the year ended December 31, 2020 was $56.1 million, a decrease of $47.0 million, or 46%, from $103.2 million for the year ended December 31, 2019. The decrease was mainly related to lower payroll costs associated with fewer field and branch personnel, an increase in gains from sales of field service vehicles of $3.2 million, lower depreciation, fuel and repair expenses on a smaller fleet of vehicles and various other savings resulting from lower overall activity.
Selling, general and administrative expense for the year ended December 31, 2020 was $39.7 million, a decrease of $11.9 million, or 23%, from $51.7 million for the year ended December 31, 2019. The decrease was primarily due to lower personnel costs, including annual incentive bonuses, related to headcount and salary reductions during 2020, a reduction in professional fees, travel and entertainment costs and other decreases associated with certain targeted cost savings measures. These reductions were partially offset by increases in stock-based compensation expense and foreign currency losses.
Severance expense for the year ended December 31, 2020 of $1.9 million was related to severance benefits associated with headcount reductions in the second and third quarters of 2020 resulting from the economic downturn and decline in demand for our products and services.
Interest income, net. Interest income, net was $0.7 million in 2020 compared to $0.9 million in 2019, a decrease of $0.2 million. The decrease was primarily due to lower interest income on cash invested in interest-bearing accounts and money market funds as a result of lower interest rates in 2020, partially offset by $0.5 million of interest income in 2020 associated with the tariff refunds.
Other income (expense), net. Other expense, net for the year ended December 31, 2020 consisted of non-cash adjustments for the revaluation of the liability related to the TRA. Other income, net for the year ended December 31, 2019 of $4.3 million consisted of a $5.3 million non-cash gain on the revaluation of the liability related to the TRA, partially offset by $1.0 million in offering expenses associated with the secondary offering of our Class A common stock in March 2019 by certain selling stockholders.
Income tax expense. Income tax expense for the year ended December 31, 2020 was $11.0 million (15.6% effective tax rate) compared to $32.0 million (17.0% effective tax rate) for 2019. Income tax expense for the year ended December 31, 2020 included a $2.2 million benefit primarily comprised of tax credit adjustments and the revaluation of our deferred tax asset resulting from a change in our forecasted state tax rate. Our effective tax rate is lower than the federal statutory rate of 21% primarily due to the fact that Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus LLC. Income allocated to the non-controlling interest is not subject to U.S. federal or state tax.
Liquidity and Capital Resources
At December 31, 2020 we had $288.7 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under our ABL Credit Facility. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of December 31, 2020, we had no borrowings outstanding under our ABL Credit Facility and had $45.2 million of available borrowing capacity. Additionally, we were in compliance with the covenants of the ABL Credit Facility as of December 31, 2020.
We expect that our existing cash on hand, cash generated from operations and available borrowings under our ABL Credit Facility will be sufficient for the next 12 months to meet working capital requirements, anticipated capital expenditures, expected TRA liability payments, anticipated tax liabilities and dividends to holders of our Class A common stock as well as pro rata cash distributions to holders of CW units (other than Cactus Inc.).
We currently estimate our net capital expenditures for the year ending December 31, 2021 will range from $10 million to $15 million, excluding acquisitions, mostly related to rental fleet investments. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, available capacity in existing locations, prevailing economic conditions, market conditions in the E&P industry, customers’ forecasts, volatility and company initiatives.

Our ability to satisfy our long-term liquidity requirements, including cash distributions to CW Unit Holders to fund their respective income tax liabilities relating to their share of the income of Cactus LLC and to fund liabilities related to the TRA, depends on our future operating performance, which is affected by, and subject to, prevailing economic conditions, market conditions in the E&P industry, availability and cost of raw materials, and financial, business and other factors, many of which are beyond our control. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures. If necessary, we could choose to further reduce our spending on capital projects and operating expenses to ensure we operate within the cash flow generated from our operations.
Tax Receivable Agreement (TRA)
The TRA generally provides for the payment by Cactus Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. Cactus Inc. will retain the benefit of the remaining 15% of these net cash savings. To the extent Cactus LLC has available cash, we intend to cause Cactus LLC to make pro rata distributions to its unitholders, including Cactus Inc., in an amount at least sufficient to allow us to pay our taxes and to make payments under the TRA.
Except in cases where we elect to terminate the TRA early, the TRA is terminated early due to certain mergers, asset sales, or other forms of business combinations or changes of control or if we have available cash but fail to make payments when due under circumstances where we do not have the right to elect to defer the payment. We may generally elect to defer payments due under the TRA if we do not have available cash to satisfy our payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest. In certain cases, payments under the TRA may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity.
Assuming no material changes in the relevant tax law, we expect that if the TRA were terminated as of December 31, 2020, the estimated termination payments, based on the assumptions discussed in Note 9 of the Notes to the Consolidated Financial Statements, would be approximately $315.1 million, calculated using a discount rate equal to one-year LIBOR plus 150 basis points, applied against an undiscounted liability of $362.5 million. A 10% increase in the price of our Class A common stock at December 31, 2020 would have increased the discounted liability by $15.1 million to $330.2 million (an undiscounted increase of $17.5 million to $380.0 million), and likewise, a 10% decrease in the price of our Class A common stock at December 31, 2020 would have decreased the discounted liability by $15.1 million to $300.0 million (an undiscounted decrease of $17.5 million to $345.0 million).
Cash Flows
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$143,380	$209,632
Net cash used in investing activities	(18,147)	(55,948)
Net cash used in financing activities	(40,206)	(21,669)

Net cash provided by operating activities was $143.4 million and $209.6 million for the years ended December 31, 2020 and 2019, respectively. Operating cash flows for 2020 decreased from 2019 primarily due to the overall reduction in revenue due to the economic downturn evidenced by a decrease in net income adjusted for certain noncash items offset by an increase in cash generated from changes in net working capital and $14.2 million in tariff refunds.
Net cash used in investing activities was $18.1 million and $55.9 million for the years ended December 31, 2020 and 2019, respectively. The decrease was primarily due to lower capital expenditures associated with our rental fleet in 2020 due to reductions in purchases as a result of the current industry environment as well as an increase in proceeds from asset sales.
Net cash used in financing activities was $40.2 million and $21.7 million for the years ended December 31, 2020 and 2019, respectively. The increase was attributable to an increase of $12.9 million in dividend payments to holders of Class A common stock and an increase of $7.9 million in Cactus LLC member distributions, partially offset by a $2.2 million reduction in payments on finance leases.
Critical Accounting Policies and Estimates
In preparing our financial statements in accordance with GAAP, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from available data or is not otherwise capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine, and we must exercise significant judgment. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements. We identify certain accounting policies as critical based on, among other things, their impact on the portrayal of our financial condition and results of operations and the degree of difficulty, subjectivity and complexity in their deployment. Note 2 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements. The following is a brief discussion of our most critical accounting policies and related estimates and assumptions.
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
Income Taxes
Deferred taxes are recorded using the asset and liability method, whereby tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax laws and rates expected to apply to taxable income in the year in which the differences are expected to reverse. We assess the likelihood that our deferred tax assets will be recovered through adjustments to future taxable income. To the extent we believe recovery is not likely, we establish a valuation allowance to reduce the asset to a value we believe will be recoverable based on our expectation of future taxable income. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates management is using to manage the underlying business. If the projected future taxable income changes materially, we may be required to reassess the amount of valuation allowance recorded against our deferred tax assets.
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
Redemptions of CW Units result in adjustments to the tax basis of the tangible and intangible assets of Cactus LLC. These adjustments are allocated to Cactus Inc. Such adjustments to the tax basis of the tangible and intangible assets of Cactus LLC would not have been available to Cactus Inc. absent its acquisition or deemed acquisition of CW Units. In addition, the repayment of borrowings outstanding under the Cactus LLC term loan facility resulted in adjustments to the tax basis of the tangible and intangible assets of Cactus LLC, a portion of which was allocated to Cactus Inc. These basis adjustments are expected to increase (for tax purposes) Cactus Inc.’s depreciation and amortization deductions and may also decrease Cactus Inc.’s gains (or increase its losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Such increased deductions and losses and reduced gains may reduce the amount of tax that Cactus Inc. would otherwise be required to pay in the future.
Estimating the amount and timing of the tax benefit is by its nature imprecise and the assumptions used in the estimates can change. The tax benefit is dependent upon future events and assumptions, the amount of the redeeming unit holders' tax basis in its CW Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future and the U.S. federal, state and local income tax rate then applicable, and the portion of Cactus Inc.’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. The most critical estimate included in calculating the TRA liability to record is the combined U.S. federal income tax rate and an assumed combined state and local income tax rate, to determine the future benefit we will realize. A 100 basis point decrease/increase in the blended tax rate used would decrease/increase the TRA liability recorded at December 31, 2020 by approximately $10.5 million.
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
Foreign Currency Exchange Rate Risk
We have subsidiaries with operations in China and Australia who conduct business in their local currencies (functional currencies) and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open foreign currency forward contracts to hedge this risk.
Additionally, certain intercompany balances between our U.S. and foreign subsidiaries as well as other financial assets and liabilities are denominated in U.S. dollars. Since this is not the functional currency of our subsidiaries in China and Australia, the changes in these balances are translated in our Consolidated Statements of Income, resulting in the recognition of a remeasurement gain or loss. Starting in 2020, we began entering into monthly foreign currency forward contracts to provide a hedge against currency fluctuations on the U.S. dollar denominated assets and liabilities held by our foreign subsidiaries. As of December 31, 2020, if the U.S. dollar strengthened or weakened 10%, the impact to the unrealized value of our forward contracts would be approximately $0.5 million. The gain or loss on the forward contracts would be offset by the gain or loss on the underlying transactions, and therefore, would have no impact on future earnings.

Interest Rate Risk
Our ABL Credit Facility is variable rate debt. At December 31, 2020, although there were no borrowings outstanding, the applicable margin on Eurodollar borrowings was 1.75% plus an adjusted base rate of one or three month LIBOR.
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
In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or “COSO”) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
Our independent registered public accounting firm, PricewaterhouseCoopers, LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2020, which appears herein.

/s/ Scott Bender	/s/ Stephen Tadlock
President, Chief Executive Officer and Director	Vice President, Chief Financial Officer and Treasurer

Houston, Texas
February 26, 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cactus, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cactus, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Liability related to the Tax Receivable Agreement
As described in Notes 2 and 9 to the consolidated financial statements, the Company has a liability under the Tax Receivable Agreement (“TRA”) of $204.4 million as of December 31, 2020. In connection with its initial public offering, the Company entered into the TRA with certain direct and indirect owners of Cactus Wellhead, LLC (the “TRA Holders”). The TRA generally provides for the payment by the Company to the TRA Holders of 85% of the net cash tax savings, if any, in United States federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances as a result of (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s ownership interest in Cactus Wellhead, LLC, (ii) certain increases in tax basis resulting from the repayment of borrowings outstanding under Cactus Wellhead, LLC’s term loan facility, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRA. Management calculates the TRA liability by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state.
The principal considerations for our determination that performing procedures relating to the liability related to the TRA is a critical audit matter are the significant complexity in i) management’s calculation of the tax basis, and (ii) developing the applicable state apportionment factors utilized in determining the appropriate blended tax rate. This in turn led to a high degree of auditor subjectivity and effort in performing procedures and evaluating the appropriateness of the calculation of the tax basis and the blended tax rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 26, 2021

We have served as the Company’s auditor since 2015, which includes periods before the Company became subject to SEC reporting requirements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$288,659	$202,603
Accounts receivable, net of allowance of $598 and $837, respectively	44,068	87,865
Inventories	87,480	113,371
Prepaid expenses and other current assets	4,935	11,044
Total current assets	425,142	414,883

Property and equipment, net	142,825	161,748
Operating lease right-of-use assets, net	21,994	26,561
Goodwill	7,824	7,824
Deferred tax asset, net	216,603	222,545
Other noncurrent assets	1,206	1,403
Total assets	$815,594	$834,964
Liabilities and Equity
Current liabilities
Accounts payable	$20,163	$40,957
Accrued expenses and other current liabilities	11,392	22,067
Current portion of liability related to tax receivable agreement	9,290	14,630
Finance lease obligations, current portion	3,823	6,735
Operating lease liabilities, current portion	4,247	6,737
Total current liabilities	48,915	91,126

Deferred tax liability, net	786	1,348
Liability related to tax receivable agreement, net of current portion	195,061	201,902
Finance lease obligations, net of current portion	2,240	3,910
Operating lease liabilities, net of current portion	17,822	20,283
Total liabilities	264,824	318,569
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 47,713 and 47,159 shares issued and outstanding	477	472
Class B common stock, $0.01 par value, 215,000 shares authorized, 27,655 and 27,958 shares issued and outstanding	—	—
Additional paid-in capital	202,077	194,456
Retained earnings	150,086	132,990
Accumulated other comprehensive loss	330	(452)
Total stockholders’ equity attributable to Cactus Inc.	352,970	327,466
Non-controlling interest	197,800	188,929
Total stockholders’ equity	550,770	516,395
Total liabilities and equity	$815,594	$834,964
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Revenues
Product revenue	$206,801	$357,087	$290,496
Rental revenue	66,169	141,816	133,418
Field service and other revenue	75,596	129,511	120,221
Total revenues	348,566	628,414	544,135
Costs and expenses
Cost of product revenue	131,728	220,615	174,675
Cost of rental revenue	49,077	69,829	55,015
Cost of field service and other revenue	56,143	103,163	96,215
Selling, general and administrative expenses	39,715	51,657	40,529
Severance expenses	1,864	—	—
Total costs and expenses	278,527	445,264	366,434
Income from operations	70,039	183,150	177,701

Interest income (expense), net	701	879	(3,595)
Other income (expense), net	(555)	4,294	(4,305)
Income before income taxes	70,185	188,323	169,801
Income tax expense	10,970	32,020	19,520
Net income	$59,215	$156,303	$150,281
Less: pre-IPO net income attributable to Cactus LLC	—	—	13,648
Less: net income attributable to non-controlling interest	24,769	70,691	84,950
Net income attributable to Cactus Inc.	$34,446	$85,612	$51,683

Earnings per Class A share - basic	$0.73	$1.90	$1.60
Earnings per Class A share - diluted	$0.72	$1.88	$1.58

Weighted average Class A shares outstanding - basic	47,457	44,983	32,329
Weighted average Class A shares outstanding - diluted	75,495	75,353	32,695
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net income	$59,215	$156,303	$150,281
Foreign currency translation adjustments	1,375	368	(902)
Comprehensive income	60,590	156,671	149,379
Less: pre-IPO comprehensive income attributable to Cactus LLC	—	—	13,928
Less: comprehensive income attributable to non-controlling interest	25,362	70,581	84,212
Comprehensive income attributable to Cactus Inc.	$35,228	$86,090	$51,239
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Members’ Equity Deficit	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity (Deficit)
(in thousands)		Shares	Amount	Shares	Amount
Balance at December 31, 2017	$(36,299)	—	$—	—	$—	$—	$—	$82	$—	$(36,217)
Member distributions prior to IPO	(26,000)	—	—	—	—	—	—	—	—	(26,000)
Net income prior to IPO	13,648	—	—	—	—	—	—	—	—	13,648
Effect of IPO	48,651	26,450	265	48,440	—	71,196	—	—	130,861	250,973
Member distributions after IPO	—	—	—	—	—	—	—	—	(5,848)	(5,848)
Effect of Follow-on Offering and CW Unit redemptions	—	11,204	112	(11,204)	—	24,472	—	—	(25,293)	(709)
Tax impact of equity transactions	—	—	—	—	—	26,046	—	—	—	26,046
Other comprehensive (loss)	—	—	—	—	—	—	—	(902)	—	(902)
Stock-based compensation	—	—	—	—	—	4,704	—	—	—	4,704
Net income after IPO	—	—	—	—	—	—	51,683	—	84,950	136,633
Balance at December 31, 2018	$—	37,654	$377	37,236	$—	$126,418	$51,683	$(820)	$184,670	$362,328
Adjustment to prior periods	—	—	—	—	—	10,424	—	409	(11,339)	(506)
Member distributions	—	—	—	—	—	—	—	—	(8,392)	(8,392)
Effect of CW Unit redemptions	—	9,278	93	(9,278)	—	48,635	—	(59)	(48,669)	—
Tax impact of equity transactions	—	—	—	—	—	5,499	—	—	—	5,499
Equity award vestings	—	227	2	—	—	(791)	—	—	(760)	(1,549)
Other comprehensive income	—	—	—	—	—	—	—	18	4	22
Stock-based compensation	—	—	—	—	—	4,271	—	—	2,724	6,995
Cash dividends declared ($0.09 per share)	—	—	—			—	(4,305)	—	—	(4,305)
Net income	—	—	—	—	—	—	85,612	—	70,691	156,303
Balance at December 31, 2019	$—	47,159	$472	27,958	$—	$194,456	$132,990	$(452)	$188,929	$516,395
Member distributions	—	—	—	—	—	—	—	—	(16,304)	(16,304)
Effect of CW Unit redemptions	—	303	3	(303)	—	2,155	—	—	(2,158)	—
Tax impact of equity transactions	—	—	—	—	—	284	—	—	—	284
Equity award vestings	—	251	2	—	—	(238)	—	—	(1,208)	(1,444)
Other comprehensive income	—	—	—	—	—	—	—	782	593	1,375
Stock-based compensation	—	—	—	—	—	5,420	—	—	3,179	8,599
Cash dividends declared ($0.36 per share)	—	—	—			—	(17,350)	—	—	(17,350)
Net income	—	—	—	—	—	—	34,446	—	24,769	59,215
Balance at December 31, 2020	$—	47,713	$477	27,655	$—	$202,077	$150,086	$330	$197,800	$550,770
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cash flows from operating activities
Net income	$59,215	$156,303	$150,281
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	40,520	38,854	30,153
Debt discount and deferred financing cost amortization	168	168	275
Stock-based compensation	8,599	6,995	4,704
Provision for expected credit losses	342	355	—
Inventory obsolescence	4,840	2,552	1,451
(Gain) loss on disposal of assets	(2,480)	236	886
Deferred income taxes	6,948	25,403	15,201
Loss on debt extinguishment	—	—	4,305
(Gain) loss from revaluation of liability related to tax receivable agreement	555	(5,336)	—
Changes in operating assets and liabilities:
Accounts receivable	44,829	4,204	(8,105)
Inventories	18,201	(17,592)	(38,227)
Prepaid expenses and other assets	6,177	438	(6,509)
Accounts payable	(19,434)	(607)	7,651
Accrued expenses and other liabilities	(10,893)	6,994	5,114
Payments pursuant to tax receivable agreement	(14,207)	(9,335)	—
Net cash provided by operating activities	143,380	209,632	167,180

Cash flows from investing activities
Capital expenditures and other	(24,493)	(59,703)	(70,053)
Proceeds from sale of assets	6,346	3,755	1,899
Net cash used in investing activities	(18,147)	(55,948)	(68,154)

Cash flows from financing activities
Principal payments on long-term debt	—	—	(248,529)
Payment of deferred financing costs	—	—	(840)
Payments on finance leases	(5,317)	(7,484)	(6,274)
Net proceeds from equity offerings	—	—	828,168
Dividends paid to Class A common stock shareholders	(17,140)	(4,244)	—
Distributions to members	(16,304)	(8,392)	(31,848)
Redemptions of CW Units	—	—	(575,681)
Repurchases of shares	(1,445)	(1,549)	—
Net cash used in financing activities	(40,206)	(21,669)	(35,004)

Effect of exchange rate changes on cash and cash equivalents	1,029	(253)	(755)

Net increase in cash and cash equivalents	86,056	131,762	63,267

Cash and cash equivalents
Beginning of period	202,603	70,841	7,574
End of period	$288,659	$202,603	$70,841
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, or as otherwise indicated)
1.Organization and Nature of Operations
Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries (“the Company”), including Cactus Wellhead, LLC (“Cactus LLC”), are primarily engaged in the design, manufacture and sale of wellhead and pressure control equipment. In addition, we maintain a fleet of frac valves and ancillary equipment for short-term rental, as well as offer repair and refurbishment services and the provision of service crews to assist in the installation and operations of pressure control systems. We operate through U.S. service centers located in Texas, New Mexico, Pennsylvania, North Dakota, Louisiana, Oklahoma, Colorado and Wyoming as well as in Eastern Australia, with our corporate headquarters located in Houston, Texas. We also have manufacturing and production facilities in Bossier City, Louisiana and Suzhou, China.
Cactus Inc. was incorporated on February 17, 2017 as a Delaware corporation for the purpose of completing an initial public offering of equity and related transactions, which was completed on February 12, 2018 (our “IPO”). Cactus Inc. is a holding company whose only material asset is an equity interest consisting of units representing limited liability company interests in Cactus LLC (“CW Units”). Cactus Inc. became the sole managing member of Cactus LLC upon completion of our IPO. Cactus LLC is a Delaware limited liability company and was formed on July 11, 2011. Except as otherwise indicated or required by the context, all references to “Cactus,” “we,” “us” and “our” refer to Cactus Inc. and its consolidated subsidiaries (including Cactus LLC) following the completion of our IPO and Cactus LLC and its consolidated subsidiaries prior to the completion of our IPO. For detailed information regarding our IPO, see our Annual Report on Form 10-K for the year ended December 31, 2018.
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
As of December 31, 2020, Cactus Inc. owned 63.3% of Cactus LLC, as compared to 62.8% as of December 31, 2019. As of December 31, 2020, Cactus Inc. had outstanding 47.7 million shares of Class A common stock (representing 63.3% of the total voting power) and 27.7 million shares of Class B common stock (representing 36.7% of the total voting power).
2.Summary of Significant Accounting Policies and Other Items
Basis of Presentation
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

Segment Information
We operate in a single operating segment, which reflects how we manage our business and the fact that all of our products and services are dependent upon the oil and natural gas industry. Substantially all of our products and services are sold in the U.S. to oil and natural gas exploration and production companies. We operate in the United States, Australia and China. Our operations in Australia and China represented less than 10% of our consolidated operations for all periods presented in these consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.
Concentrations of Credit Risk
Our assets that are potentially subject to concentrations of credit risk are cash and cash equivalents and accounts receivable. We manage the credit risk associated with these financial instruments by transacting only with what management believes are financially secure counterparties, requiring credit approvals and credit limits and monitoring counterparties’ financial condition. Our receivables are spread over a number of customers, a majority of which are operators and suppliers to the oil and natural gas industry. Our maximum exposure to credit loss in the event of non‑performance by the customer is limited to the receivable balance. We perform ongoing credit evaluations and monitoring as to the financial condition of our customers with respect to trade receivables. Generally, no collateral is required as a condition of sale. We also control our exposure associated with trade receivables by discontinuing sales and service to non-paying customers. For the year ended December 31, 2020, no customer represented 10% or more of total revenues. We had one customer representing 10% of total revenues for the year ended December 2019 and one customer representing 11% of total revenues in the year ended December 31, 2018.
Significant Vendors
We purchase a significant portion of supplies, equipment and machined components from a single vendor. During 2020, 2019 and 2018, purchases from this vendor totaled $6.7 million, $36.5 million and $46.7 million respectively. These figures represent approximately 7%, 16% and 21% for the respective periods, of total third party vendor purchases of raw materials, finished products, equipment, machining and other services. Amounts due to the vendor included in accounts payable, in the consolidated balance sheets, as of December 31, 2020 and 2019 totaled $1.1 million and $4.3 million, respectively.
Tax Receivable Agreement (TRA)
We account for amounts payable under the TRA in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. As such, subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other income (expense), net. During the years ended December 31, 2020 and 2019, we recognized a $0.6 million loss and a $5.3 million gain on the change in the TRA liability, respectively. See Note 9 for further details on the TRA liability.
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
Derivative Financial Instruments
Beginning in 2020, we implemented a hedging program to reduce the risks associated with changes in the value of monetary assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. Under this program, we utilize foreign currency forward contracts to offset gains or losses recorded upon remeasurement of assets and liabilities stated in the non-functional currencies of our subsidiaries. These forward contracts are not designated as hedges for accounting purposes. As such, we record changes in fair value of the forward contracts in our consolidated statements of income along with the gain or loss resulting from remeasurement of the U.S. dollar denominated financial assets and liabilities held by our foreign subsidiaries. The forward contracts are typically only 30 days in duration and are settled and renewed each month. As of December 31, 2020, the fair value of our forward contracts was a liability of approximately $56 thousand.
Stock-based Compensation
We measure the cost of equity‑based awards based on the grant date fair value and allocate the compensation expense over the requisite service period, which is usually the vesting period. The grant date fair value is determined by the average price of the trading high and trading low of our Class A common stock on the grant date.
Income Taxes
Deferred taxes are recorded using the asset and liability method, whereby tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax laws and rates expected to apply to taxable income in the year in which the differences are expected to reverse. We regularly evaluate the valuation allowances established for deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies and results of recent operations. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded.
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
Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas companies in the United States. Our receivables are short-term in nature and typically due in 30 to 45 days. We do not accrue interest on delinquent receivables. Accounts receivable includes amounts billed and currently due from customers and unbilled amounts for products delivered and services performed for which billings had not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of December 31, 2020 and 2019 was $8.7 million and $23.8 million, respectively.
We maintain an allowance for credit losses to provide for the amount of billed receivables we believe to be at risk of loss. In our determination of the allowance for credit losses, we pool receivables with similar risk characteristics based on customer size, credit ratings, payment history, bankruptcy status and other factors known to us and apply an expected credit loss percentage. The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. Accounts deemed uncollectible are applied against the allowance for credit losses. The following is a rollforward of our allowance for credit losses:

	Balance at Beginning of Period	Expense	Write off	Balance at End of Period
Year Ended December 31, 2020	$837	$342	$(581)	$598
Year Ended December 31, 2019	576	355	(94)	837
Year Ended December 31, 2018	740	—	(164)	576
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard cost (which approximates average cost) and weighted average methods. Costs include an application of related direct labor and overhead cost. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Reserves are made for excess and obsolete items based on a range of factors, including age, usage and technological or market changes that may impact demand for those products. The inventory obsolescence reserve was $14.6 million and $9.8 million as of December 31, 2020 and 2019, respectively. The following is a rollforward of our inventory obsolescence reserve:

	Balance at Beginning of Period	Expense	Write off	Other	Balance at End of Period
Year Ended December 31, 2020	$9,772	$4,840	$(53)	$78	$14,637
Year Ended December 31, 2019	7,310	2,552	(90)	—	9,772
Year Ended December 31, 2018	5,885	1,451	—	(26)	7,310
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

Land	N/A
Buildings	10	-	30	years
Machinery and equipment	2	-	12	years
Vehicles under finance lease			3	years
Rental equipment	2	-	8	years
Furniture and fixtures			5	years
Computers and software			4	years
Property and equipment as of December 31, 2020 and 2019 consists of the following:

	December 31,
	2020	2019
Land	$3,203	$3,203
Buildings and improvements	21,935	21,655
Machinery and equipment	57,726	55,494
Vehicles under finance lease	14,371	24,275
Rental equipment	172,012	161,156
Furniture and fixtures	1,780	1,684
Computers and software	3,530	3,317
Gross property and equipment	274,557	270,784
Less: Accumulated depreciation	(147,221)	(123,397)
Net property and equipment	127,336	147,387
Construction in progress	15,489	14,361
Total property and equipment, net	$142,825	$161,748
Depreciation and amortization was $40.5 million, $38.9 million and $30.2 million for 2020, 2019 and 2018, respectively. Depreciation and amortization expense is included in the consolidated statements of income as follows:

	Year Ended December 31,
	2020	2019	2018
Cost of product revenue	$3,506	$3,304	$3,262
Cost of rental revenue	28,063	24,881	17,997
Cost of field service and other revenue	8,075	9,986	8,456
Selling, general and administrative expenses	876	683	438
Total depreciation and amortization	$40,520	$38,854	$30,153
Impairment of Long‑Lived Assets
We review the recoverability of long‑lived assets, such as property and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre‑tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Due to reduced sales and cash flows in 2020, we assessed the recoverability of our long-lived assets at each interim period of 2020 and as of December 31, 2020. No impairments were recognized in 2020 as a result of these assessments. Additionally, no impairment charges of long‑lived assets were recognized in 2019 and 2018.

Goodwill
Goodwill represents the excess of purchase price paid over the fair value of the net assets of acquired businesses. Our goodwill resulted from the acquisition of a manufacturing facility in Bossier City, Louisiana in 2011. The facility supports our full range of products, rentals and services. Goodwill is not amortized, but we evaluate at least annually whether it is impaired. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. We conduct our annual assessment of the recoverability of goodwill as of December 31 of each year. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount or we elect not to perform a qualitative assessment, the quantitative assessment of goodwill test is performed. The goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is necessary to perform the quantitative assessment to determine if our goodwill is impaired, we typically utilize a discounted cash flow analysis using management’s projections that are subject to various risks and uncertainties of revenues, expenses and cash flows as well as assumptions regarding discount rates, terminal value and control premiums. Estimates of future cash flows and fair value are highly subjective and inherently imprecise. These estimates can change materially from period to period based on many factors. Accordingly, if conditions change in the future, we may record impairment losses, which could be material to any particular reporting period. Due to the depressed oil price environment, reduced sales and cash flow projections and a significant decline in our market capitalization as of March 31, 2020, we assessed whether our goodwill may have been impaired as of March 31, 2020. Our quantitative impairment test using management’s current projections of revenues, expenses and cash flows as of March 31, 2020 calculated significant cushion and no impairment was recognized as a result of this assessment. Actual results during the remainder of the year were consistent with expectations and our forecasts have not materially changed; therefore, we concluded that our goodwill was not impaired at each interim period of 2020 and as of December 31, 2020. Additionally, no goodwill impairment losses were deemed necessary in 2019 or 2018.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Payroll, incentive compensation, payroll taxes and benefits	$4,210	$10,708
Income based tax payable	2,336	2,481
Accrued international freight and tariffs	2,087	3,794
Deferred revenue	1,068	1,371
Accrued professional fees and other	687	1,729
Taxes other than income	450	767
Product warranties	283	556
Accrued dividends	271	61
Accrued workers’ compensation insurance	—	600
Total accrued expenses and other current liabilities	$11,392	$22,067
Self-Insurance Accrued Expenses
We maintain a partially self-insured health benefit plan which provides medical and prescription drug benefits to certain of our employees electing coverage under the plan. Our exposure is limited by individual and aggregate stop loss limits via third-party insurance carriers. Our self-insurance expense is accrued based upon the aggregate of the expected liability for reported claims and the estimated liability for claims incurred but not reported, based on historical claims experience provided by our third-party insurance advisors, adjusted as necessary based upon management’s reasoned judgment. Actual employee medical claims expense may differ from estimated loss provisions based on historical experience. The liabilities for these claims are included as a component of payroll, incentive compensation, payroll taxes and benefits in the table above and were $1.3 million and $1.6 million as of December 31, 2020 and 2019, respectively.

Product Warranties
We generally warrant our manufactured products for 12 months from the date placed in service. The estimated liability for product warranties is based on historical and current claims experience.
Fair Value Measurements
Authoritative guidance on fair value measurements provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The carrying value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value based on the short-term nature of these accounts. The fair value of our foreign currency forwards is determined using market observable inputs including forward and spot prices (Level 2 inputs). We had no long-term debt outstanding as of December 31, 2020 or 2019.
Employee Benefit Plans
Our employees within the United States are eligible to participate in a 401(k) plan sponsored by us. These employees are eligible to participate on the first day of the month following 30 days of employment and if they are at least eighteen years of age. Eligible employees may contribute a percentage of their compensation subject to a maximum imposed by the Internal Revenue Code. Similar benefit plans exist for employees of our foreign subsidiaries. During 2020, 2019 and 2018, we matched 100% of the first 3% of gross pay contributed by each employee and 50% of the next 4% of gross pay contributed by each employee. Due to the difficult economic environment in 2020, the 401(k) match was indefinitely suspended in the U.S. effective June 1, 2020. We may also make additional non‑elective employer contributions at our discretion under the plan. During 2020, 2019 and 2018, employer matching contributions totaled $1.6 million, $3.1 million and $3.7 million, respectively. During the year ended December 31, 2019, a $0.1 million non-elective contribution was made under the 401(k) plan, whereas no such contributions were made in 2020 or 2018.
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
We also adopted FASB ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), effective January 1, 2020. The new standard simplified the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test. Under the new standard, an entity performs its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Adoption of this standard did not impact our consolidated financial statements.
Standards Not Yet Adopted
No new pronouncements issued but not yet effective are expected to have a material impact on our consolidated financial statements.

3.Inventories
Inventories consist of the following:

	December 31,
	2020	2019
Raw materials	$2,003	$1,538
Work-in-progress	3,598	4,619
Finished goods	81,879	107,214
Total inventories	$87,480	$113,371
4.Debt
We had no debt outstanding as of December 31, 2020 and 2019.
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
The ABL Credit Facility contains various covenants and restrictive provisions that limit Cactus LLC’s and each of its subsidiaries’ ability to, among other things, incur additional indebtedness and create liens, make investments or loans, merge or consolidate with other companies, sell assets, make certain restricted payments and distributions, and engage in transactions with affiliates. The ABL Credit Facility also requires Cactus LLC to maintain a fixed charge coverage ratio of 1.0 to 1.0 based on the ratio of EBITDA (as defined therein) minus Unfinanced Capital Expenditures (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the ABL Credit Facility is under certain levels. If Cactus LLC fails to perform its obligations under the ABL Credit Facility, (i) the commitments under the ABL Credit Facility could be terminated, (ii) any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable and (iii) the lenders may commence foreclosure or other actions against the collateral.
At December 31, 2020 and 2019, although there were no borrowings outstanding, the applicable margins on our Eurodollar borrowings were 1.75% and 1.50%, respectively, plus an adjusted base rate of one or three month LIBOR. We were in compliance with all covenants under the ABL Credit Facility as of December 31, 2020.
Loss on Debt Extinguishment
The ABL Credit Facility replaced Cactus LLC’s prior credit agreement, dated as of July 31, 2014, with Credit Suisse AG, as administrative agent, collateral agent and issuing bank, and the other lenders party thereto (the “Prior Credit Agreement”). The Prior Credit Agreement provided for a term loan tranche in an aggregate principal amount of $275.0 million, the outstanding balance of which was repaid in full in February 2018 from the net proceeds of our IPO. We recorded a $4.3 million loss on early extinguishment of debt in conjunction with the repayment of the term loan portion of the Prior Credit Agreement with a portion of the net proceeds from our IPO. The loss consisted of the write-off of the unamortized balance of debt discount and deferred loan costs of $2.1 million and $2.2 million, respectively and is included under other income (expense), net, in the consolidated statement of income for the year ended December 31, 2018. The Prior Credit Agreement was terminated concurrently with the effectiveness of, and as a condition of entering into, the ABL Credit Facility.
Interest (Income) Expense, net
Interest (income) expense, net, including debt discount and deferred financing costs amortization, was comprised of the following:

	Year Ended December 31,
	2020	2019	2018
Interest under bank facilities	$317	$315	$2,669
Debt discount and deferred financing costs amortization	168	168	275
Finance lease interest	639	877	734
Other	3	164	45
Interest income	(1,828)	(2,403)	(128)
Interest (income) expense, net	$(701)	$(879)	$3,595
5.Income Taxes
Domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2020	2019	2018
Domestic(1)	61,028	173,039	159,990
Foreign(2)	9,157	15,284	9,811
Income before income taxes	$70,185	$188,323	$169,801
(1)$13.4 million related to the pre-IPO period in 2018.
(2)$0.5 million related to the pre-IPO period in 2018.
The provision for income taxes consisted of:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(786)	$1,088	$—
State	597	1,408	1,172
Foreign	4,211	4,121	3,147
Total current income taxes	4,022	6,617	4,319
Deferred:
Federal	8,040	14,853	12,589
State	(253)	10,681	1,992
Foreign	(839)	(131)	620
Total deferred income taxes	6,948	25,403	15,201
Total provision for income taxes	$10,970	$32,020	$19,520

     The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	Year Ended December 31,
	2020	2019	2018
Income taxes at 21% statutory tax rate	$14,739	$39,548	$35,658
Net difference resulting from:
Profit of Cactus LLC pre-IPO not subject to U.S. federal tax	—	—	(2,808)
Profit of non-controlling interest not subject to U.S. federal tax	(5,508)	(15,477)	(18,570)
Foreign income taxes (net of foreign tax credit)	269	364	828
State income taxes (excluding rate change)	883	4,887	2,746
Impact of change in forecasted state income tax rate	(1,216)	5,774	—
Foreign withholding taxes	462	988	1,056
Change in valuation allowance	2,840	(3,888)	733
Adjustments of prior year taxes	(1,663)	1,336	(125)
Other	164	(1,512)	2
Total provision for income taxes	$10,970	$32,020	$19,520
Our effective tax rate was 15.6%, 17.0% and 11.5% for the years ended December 31, 2020, 2019 and 2018, respectively. Our effective tax rate is lower than the federal statutory rate of 21% primarily due to the fact that Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus LLC. Income allocated to the non-controlling interest is not subject to U.S. federal or state tax.
The components of deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Investment in Cactus LLC	$224,485	$234,629
Imputed interest	10,333	10,323
Tax credits	5,719	1,479
Net operating loss carryforwards	2,333	—
Other	546	155
Deferred tax assets	243,416	246,586
Valuation allowance	(26,813)	(24,041)
Deferred tax asset, net	216,603	222,545

Foreign withholding taxes	562	1,054
Other	224	294
Deferred tax liability, net	$786	$1,348
As of December 31, 2020, our liability related to the TRA was $204.4 million, representing 85% of the calculated net cash savings in the United States federal, state and local and franchise tax that we anticipate realizing in future years from certain increases in tax basis and certain tax benefits attributed to imputed interest as a result of our acquisition of CW Units. We have determined it is more-likely-than-not that we will be able to utilize all of our tax basis subject to the TRA; therefore, we have recorded a liability related to the TRA for the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of our acquisition (or deemed acquisition for United States federal income tax purposes) of CW Units. If we determine the utilization of this tax basis is not more-likely-than-not in the future, our estimate of amounts to be paid under the TRA would be reduced. In this scenario, the reduction of the liability under the TRA would result in a benefit to our pre-tax consolidated results of operations in conjunction with an increase to the valuation allowance and an offsetting adjustment to tax expense.
We record a deferred tax asset for the differences between our tax and book basis in the investment in Cactus LLC and imputed interest on the TRA. Based upon our cumulative earnings history and forecasted future sources of taxable income, we believe that we will be able to realize the majority of our U.S. deferred tax assets in the future. We do not expect to realize the portion of our deferred tax asset for our investment in Cactus LLC that may only be realizable through the sale or liquidation of the investment and our ability to generate sufficient capital gains. For the year ended December 31, 2020, as a result of redemptions of CW Units, we released $0.1 million of our valuation allowance and recorded a tax benefit of $0.1 million related to the realizable portion of the deferred tax asset. As of December 31, 2020, we have a valuation allowance of $22.5 million against the $224.5 million deferred tax asset. During the year ended December 31, 2019, as a result of redemptions of CW Units, we released $5.4 million of our valuation allowance and recorded a tax benefit of $5.4 million related to the realizable portion of the deferred tax asset. As of December 31, 2019, we had a valuation allowance of $22.7 million against the $234.6 million deferred tax asset. We also record deferred tax assets for imputed interest, certain tax credits and net operating loss carryforwards. As of December 31, 2020, we have a valuation allowance of $4.3 million against these deferred tax assets, primarily associated with our portion of Cactus LLC’s accrued foreign taxes and state tax credits, due to uncertainty of realization.
As of December 31, 2020 and 2019, we had no uncertain tax positions.
None of our federal or state income tax returns are currently under examination by state taxing authorities.
6.Stock-Based Compensation
We have a long-term incentive plan (“LTIP”) that provides for the grant of various stock-based compensation awards at the discretion of our compensation committee of our board of directors. Employees and non-employee directors are eligible to receive awards under the LTIP. Stock based awards granted pursuant to the LTIP are expected to be settled in shares of our Class A common stock if they vest. Our stock based awards do not have voting rights prior to vesting. Dividends declared are accumulated and paid upon vesting. We account for forfeitures when they occur and recognize the impact to stock-based compensation expense at that time. During the years ended December 31, 2020, 2019 and 2018, we recorded $8.6 million, $7.0 million and $4.7 million, respectively, of stock-based compensation expense. Stock-based compensation expense is primarily recorded in selling, general and administrative expenses. We recognized $34 thousand and $0.8 million in tax benefits for tax deductions from the vesting of stock-based awards during the years ended December 31, 2020 and 2019, respectively. No benefits were recognized in 2018 as there were no vestings of stock-based awards. As of December 31, 2020, 1.5 million stock awards were available for grant.
Restricted Stock Units
Restricted stock units (“RSUs”) granted to our key employees generally vest over a three-year period (vesting ratably in equal tranches over a three-year period); however, RSUs granted to our non-employee directors generally vest on the first anniversary of the grant date. We recognize compensation expense over the requisite service period using straight-line amortization.
The following table summarizes our RSU activity during the year ended December 31, 2020 (RSUs in thousands):

	No. of RSUs	Weighted Average Grant Date Fair Value ($)
Nonvested as of December 31, 2019	690	$25.34
Granted	390	13.80
Vested	(311)	24.00
Forfeited	(12)	23.16
Nonvested as of December 31, 2020	757	$19.97
There was approximately $7.6 million of unrecognized compensation expense relating to the unvested RSUs as of December 31, 2020. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 1.9 years.
Performance Stock Units
In 2020, we granted approximately 152 thousand performance stock units (“PSUs”) to our executive officers that will vest based on our Return on Capital Employed (“ROCE”) performance over two or three years, depending on the award agreement. The number of shares earned may range from 0% to 200% of the target units set forth in the applicable award agreement and is determined at the end of each performance period conditioned upon continued service and on our achievement of certain predefined targets as defined in the underlying performance stock unit agreements. Depending on the award agreement issued, vesting terms provided are either (i) two-thirds of the PSUs granted thereunder upon conclusion of the two-year performance period with the remaining one-third vesting upon the conclusion of the three-year performance period (“Two- and Three-Year Agreement”) or (ii) three-year cliff vesting upon conclusion of the three-year performance period (“Three-Year Agreement”). As the ROCE target represents a performance condition, we recognize compensation expense for the performance share units on a straight-line basis for the two-thirds portion and one-thirds portion of the Two- and Three-Year Agreement awards as if they were individual awards (graded vesting) and on a straight-line basis for the Three-Year Agreement awards based on the probable outcome of the ROCE performance. As of December 31, 2020, we had not recognized compensation expense related to the 2020 awards as it was not probable that the minimum performance level would be achieved for each award as determined by the actual and forecasted ROCE performance over the applicable performance periods. If at a later date it becomes probable that the minimum ROCE performance level will be achieved, we will record a cumulative catch-up of compensation expense for the probable amount of stock award achievement in that period. As of December 31, 2020, there was approximately $2.1 million of unrecognized compensation expense relating to the unvested PSUs (based on the grant date fair value of the awards at 100% of target). As of December 31, 2020, approximately 152 thousand PSUs (assuming the achievement of 100% of target) were outstanding and had not vested.
7.Revenue
We disaggregate revenue from contracts with customers into three revenue categories: (i) product revenues, (ii) rental revenues and (iii) field service and other revenues. We have predominately domestic operations, with a small amount of sales in Australia. For the year ended December 31, 2020, we derived 59% of our total revenues from the sale of our products, 19% of our total revenues from rental and 22% of our total revenues from field service and other. This compares to 57% of our total revenues from the sale of our products, 22% of our total revenues from rental and 21% of our total revenues from field service and other for the year ended December 31, 2019.  In 2018, we derived 53% of our total revenues from the sale of our products, 25% from rental and 22% from field service and other. The following table presents our revenues disaggregated by category:

	Year Ended December 31,
	2020	2019	2018
Product revenue	$206,801	$357,087	$290,496
Rental revenue	66,169	141,816	133,418
Field service and other revenue	75,596	129,511	120,221
Total revenue	$348,566	$628,414	$544,135
At December 31, 2020, we had a deferred revenue balance of $1.1 million compared to the December 31, 2019 balance of $1.4 million included in accrued expenses and other current liabilities in the consolidated balance sheets. Deferred revenue represents our obligation to transfer products or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of December 31, 2020, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.
8.Leases
We lease real estate, apartments, forklifts, vehicles and other equipment under non-cancellable agreements. Certain of our leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or greater. The exercise of lease renewal options is typically at our discretion. The measurement of the lease term includes options to extend or renew the lease when it is reasonably certain that we will exercise those options. Lease assets and liabilities are recognized at the commencement date based on the present value of minimum lease payments over the lease term. To determine the present value of future minimum lease payments, we use the implicit rate when readily determinable; however, many of our leases do not provide an implicit rate. Therefore, to determine the present value of minimum lease payments, we use our incremental borrowing rate based on the information available at the commencement date of the lease. Our finance lease agreements typically include an interest rate that is used to determine the present value of future lease payments. Short-term operating leases with an initial term of twelve months or less are not recorded on our balance sheet. Minimum lease payments are expensed on a straight-line basis over the lease term, including reasonably certain renewal options.

The following are the components of operating and finance lease costs:

	Year Ended December 31,
	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$5,739	$7,601
Interest expense	639	877
Operating lease cost	7,747	8,857
Short-term lease cost	329	847
Sublease income	(475)	(455)
Total lease cost	$13,979	$17,727
The following is supplemental cash flow information for our operating and finance leases:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$639	$877
Operating cash flows from operating leases	6,875	6,828
Financing cash flows from finance leases	5,317	7,484
Total	$12,831	$15,189

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1,329	$8,054
Finance leases	2,973	3,008
Total	$4,302	$11,062
The following is the aggregate future lease payments for operating and finance leases as of December 31, 2020:

	Operating	Finance
2021	$4,946	$4,122
2022	4,184	1,710
2023	3,371	631
2024	2,837	57
2025	2,243	—
Thereafter	7,101	—
Total undiscounted lease payments	24,682	6,520
Less: effects of discounting	(2,613)	(457)
Present value of lease payments	$22,069	$6,063
The following represents the average lease terms and discount rates for our operating and finance lease portfolio as of December 31, 2020:

	Year ended December 31,
	2020		2019
Weighted average remaining lease term:
Finance leases	1.6	years	1.5 years	years
Operating leases	6.6	years	5.8	years

Weighted average discount rate
Finance leases	10.78%		12.18%
Operating leases	3.52%		3.76%

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
9.Tax Receivable Agreement
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
The TRA liability is calculated by determining the tax basis subject to TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate driven by the apportionment factors applicable to each state. As of December 31, 2020, the total liability from the TRA was $204.4 million with $9.3 million reflected in current liabilities based on the expected timing of our next payment. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus LLC or Cactus Inc.
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
10.Equity
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
Since our IPO in February 2018, 32.9 million CW Units and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock. For more information regarding our IPO, see our Annual Report on Form 10-K for the year ended December 31, 2018.
The following is a rollforward of ownership of legacy CW Units by legacy CW Unit Holders:

CW Units
(in thousands)
CW Units held by legacy CW Unit Holders as of February 7, 2018	60,558
IPO	(12,118)
July 2018 Follow-on Offering	(11,197)
Other CW Unit redemptions	(7)
CW Units held by legacy CW Unit Holders as of December 31, 2018	37,236
March 2019 Secondary Offering	(8,474)
Other CW Unit redemptions	(804)
CW Units held by legacy CW Unit Holders as of December 31, 2019	27,958
Other CW Unit redemptions	(303)
CW Units held by legacy CW Unit Holders as of December 31, 2020	27,655
On July 16, 2018, we completed a public offering of 11.2 million shares of Class A common stock (the “July 2018 Follow-on Offering”) at $33.25 per share and received $359.3 million of net proceeds after deducting underwriting discounts and commissions. Cactus Inc. contributed these net proceeds to Cactus LLC in exchange for 11.2 million CW Units. Cactus LLC then used the net proceeds to redeem and retire 11.2 million CW Units from certain of the other owners of Cactus LLC, and Cactus Inc. canceled a corresponding number of shares of Class B common stock. In conjunction with the redemption of these CW Units, we recorded a deferred tax asset related to the step-up in basis, a liability from the TRA representing 85% of the expected net cash savings from the step-up in basis that will be paid to TRA Holders and recorded the remaining 15% as additional paid-in capital. Offering expenses related to the July 2018 Follow-on Offering were $0.7 million, which were recorded within equity and were borne by Cactus Inc. In conjunction with the July 2018 Follow-on Offering and the additional ownership Cactus Inc. acquired in Cactus LLC, $25.2 million of equity was reclassified to Cactus Inc. from non-controlling interest representing the additional CW Units acquired by Cactus and $0.1 million related to the cancellation of Class B common stock.
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
In addition to the redemptions associated with the July 2018 Follow-on Offering and the March 2019 Secondary Offering, certain legacy CW Unit Holders redeemed 0.3 million and 0.8 million CW Units (together with a corresponding number of shares of Class B common stock) pursuant to the Redemption Right for the years ended December 31, 2020 and 2019, respectively. Cactus acquired the redeemed CW Units and a corresponding number of shares of Class B common stock (which shares of Class B common stock were then canceled) and issued 0.3 million and 0.8 million shares of Class A common stock to the redeeming CW Unit Holders during the same respective time periods. Pursuant to the TRA described in Note 9,

CW Unit redemptions create additional TRA liability. As a result of the CW Unit redemptions described above, Cactus Inc. increased its ownership in Cactus LLC and accordingly, increased its equity by $2.2 million and $48.7 million from the non-controlling interest during the years ended December 31, 2020 and 2019, respectively.
Dividends
Cash dividends of $0.36 per share of Class A common stock declared and paid during the year ended December 31, 2020 totaled $17.4 million and $17.1 million, respectively. In the fourth quarter of 2019, we declared and paid our first cash dividend of $0.09 per share of Class A common stock equal to $4.3 million and $4.2 million, respectively. Dividends accrue on unvested restricted stock on the date of record and are paid upon vesting. A de minimis amount of accrued dividends was paid during 2020 to holders of restricted stock units that vested during 2020. Dividends are not paid to our Class B common stock holders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to our CW Unitholders for any dividends declared on our Class A common stock. See Note 11 “Related Party Transactions” for further discussion of distributions made by Cactus LLC.
Limitation of Members’ Liability
Under the terms of the Cactus Wellhead LLC Agreement, the members of Cactus LLC are not obligated for debt, liabilities, contracts or other obligations of Cactus LLC. Profits and losses are allocated to members as defined in the Cactus Wellhead LLC Agreement.
11.Related Party Transactions
When needed, we rent a plane under dry-lease from a company owned by a member of Cactus LLC. These transactions are under short-term rental arrangements and the agreement governing these transactions does not qualify as a lease. We pay a base hourly rent of $1,750 per flight hour of use of the aircraft, payable monthly, for the hours of aircraft operation during the prior calendar month. During 2020, 2019 and 2018, expense recognized in connection with these rentals totaled $0.1 million, $0.3 million and $0.4 million, respectively. As of December 31, 2020 and 2019, we owed less than $0.1 million to the related party which are included in accounts payable in the consolidated balance sheets. We are also responsible for employing pilots and fuel expenses. Mr. Scott Bender and Mr. Joel Bender pay the Company $1,800/day for their personal use of the pilots employed by the Company.
The TRA agreement is with certain direct and indirect holders of CW Units, including certain of our officers, directors and employees. These TRA Holders have the right in the future to receive 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. The total liability from the TRA as of December 31, 2020 was $204.4 million. We pay professional fees to assist with maintenance of the TRA which are reimbursable from the TRA Holders. As of December 31, 2020 and 2019, we had $0.2 million and $0.3 million, respectively due from the TRA Holders for fees paid on their behalf. The balances are included in accounts receivable, net in the consolidated balance sheets.
Distributions made by Cactus LLC are generally required to be made pro rata among all its members. For the year ended December 31, 2020, Cactus LLC distributed $27.8 million to Cactus Inc. to fund its dividend, TRA liability and estimated tax payments and made pro rata distributions to the other members totaling $16.3 million. For the year ended December 31, 2019, Cactus LLC made $14.2 million in distributions to Cactus Inc. to fund its TRA liability payments and to cover its estimated tax payments and also made an aggregate $8.4 million in pro rata distributions to the other members. For the year ended December 31, 2018, Cactus LLC made $3.8 million in distributions to Cactus Inc. to cover its estimated tax payments and also made an aggregate $5.8 million in pro-rata distributions to the other members.
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
12.Commitments and Contingencies
We are involved in various disputes arising in the ordinary course of business. Management does not believe the outcome of these disputes will have a material adverse effect on our consolidated financial position or consolidated results of operations.

13.Earnings Per Share
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
The following table summarizes the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income attributable to Cactus Inc.—basic	$34,446	$85,612	$51,683
Net income attributable to non-controlling interest(1)	19,934	56,012	—
Net income attributable to Cactus Inc.—diluted(1)	$54,380	$141,624	$51,683
Denominator:
Weighted average Class A shares outstanding—basic	47,457	44,983	32,329
Effect of dilutive shares(2)	28,038	30,370	366
Weighted average Class A shares outstanding—diluted(2)	75,495	75,353	32,695

Earnings per Class A share—basic	$0.73	$1.90	$1.60
Earnings per Class A share—diluted(1) (2)	$0.72	$1.88	$1.58
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 24.0% for the twelve months ended December 31, 2020 and 2019.
(2)Diluted earnings per share for the year ended December 31, 2018 excludes 37.2 million shares of Class B common stock as the effect would be anti-dilutive.
14.Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2020	2019	2018
Property and equipment acquired under finance leases	$2,973	$3,008	$9,966
Property and equipment in payables	197	1,052	1,312
Cash paid for interest and income taxes was as follows:

	Year Ended December 31,
	2020	2019	2018
Cash paid for interest	$959	$1,187	$3,583
Cash paid for income taxes, net	1,600	5,301	7,613
In conjunction with our IPO, we issued and contributed shares of Class B common stock to owners of CW Units equal to the number of outstanding CW Units held by the owners thereof. The Class B common stock has no economic interest and does not share in cash dividends or liquidation rights. During the years ended December 31, 2020 and 2019, we issued 0.3 million and 9.3 million shares of Class A common stock, respectively, pursuant to redemptions of CW Units by holders thereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act as amended) as of December 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The directors and executive officers of the Company are:

Name	Age	Title
Bruce Rothstein	68	Chairman of the Board of Directors
Scott Bender	67	President, Chief Executive Officer and Director
Joel Bender	61	Senior Vice President, Chief Operating Officer and Director
Melissa Law	47	Director, Audit Committee member and Compensation Committee member
Michael McGovern	69	Director, Compensation Committee Chairman and Audit Committee member
John (Andy) O'Donnell	72	Director, Audit Committee member, Compensation Committee member and Nominating and Governance Committee member
Gary Rosenthal	71	Director, Nominating and Governance Committee Chairman and Compensation Committee member
Alan Semple	61	Director, Audit Committee Chairman and Nominating and Governance Committee member
Steven Bender	38	Vice President of Operations
Stephen Tadlock	42	Vice President, Chief Financial Officer and Treasurer
David Isaac	60	General Counsel, Vice President of Administration and Secretary

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
Scott Bender—President, Chief Executive Officer and Director.  Scott Bender has been our President and Chief Executive Officer and one of our directors since 2011, when he and Mr. Joel Bender founded Cactus LLC. Prior to founding Cactus LLC, Mr. Bender was President of Wood Group Pressure Control from 2000 to 2011. He began his career in 1977 as President of Cactus Wellhead Equipment, a subsidiary of Cactus Pipe that was eventually sold to Cooper Cameron Corporation in 1996. Mr. Bender graduated from Princeton University in 1975 with a Bachelor of Science in Engineering and the University of Texas at Austin in 1977 with a Master of Business Administration. We believe that Mr. Bender’s significant experience in the oilfield services industry and his founding and leading of Cactus LLC bring important skills to our board of directors and qualifies him to serve on our board. Mr. Bender is the father of Steven Bender, our Vice President of Operations, and the brother of Joel Bender, our Senior Vice President and Chief Operating Officer and one of our directors.
Joel Bender—Senior Vice President, Chief Operating Officer and Director.  Joel Bender has been our Senior Vice President and Chief Operating Officer and one of our directors since 2011, when he and Mr. Scott Bender founded Cactus LLC. Prior to founding Cactus LLC, Mr. Bender was Senior Vice President of Wood Group Pressure Control from 2000 to 2011. He began his career in 1984 as Vice President of Cactus Wellhead Equipment, a subsidiary of Cactus Pipe that was eventually sold to Cooper Cameron Corporation in 1996. Mr. Bender graduated from Washington University in 1981 with a Bachelor of Science in Engineering and the University of Houston in 1985 with a Master of Business Administration. We believe that Mr. Bender’s significant experience in the oilfield services industry and his founding and leading of Cactus LLC bring important skills to our board of directors and qualifies him to serve on our board. Mr. Bender is the brother of Scott Bender, our President and Chief Executive Officer and one of our directors.
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
Michael McGovern—Director.  Mr. McGovern has served as one of our directors since 2011 and he currently serves as our Compensation Committee chairman. He served as Executive Advisor to Cadent Energy Partners from January 2008 to December 2014 and has served as Chairman and Chief Executive Officer of Sherwood Energy, LLC, a Cadent Energy Partners portfolio company, since March 2009. In February 2021, Mr. McGovern was elected Chairman of the board of directors of Superior Energy Services, Inc. He also currently serves on the board of directors of Nuverra Environmental Solutions, Inc. since August 2017 and Ion Geophysical (NYSE: IO) since June 2019. Mr. McGovern has also served as a director of GeoMet, Inc., an independent energy company, from September 2010 until December 2018. Mr. McGovern served on the board of directors of Quicksilver Resources Inc. from March 2013 until August 2016 and of Probe Holdings, Inc. from February 2014 until July 2017. He has also served on the board of directors of Fibrant (f/k/a DSM Caprolactam) from May 2016 to June 2019. Mr. McGovern also served on the board of directors of Sonneborn, Inc. from 2012 to December 2016. Mr. McGovern graduated from the Centenary College of Louisiana in 1973 with a Bachelor of Science in Business. We believe Mr. McGovern’s qualifications to serve on our board of directors include his 40 years of experience in the energy industry and his extensive executive leadership and management experience, including as Chief Executive Officer of several public companies.

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
Gary Rosenthal—Director.  Mr. Rosenthal has served as one of our directors since January 2018 and currently serves as our Nominating and Governance Committee chairman. Mr. Rosenthal has been a partner in The Sterling Group, L.P., a private equity firm based in Houston, Texas, since January 2005. He served as Chairman of the Board of Highline Aftermarket LLC, a former Sterling Group investment, from September 2019 until October 2020 and as a director from April 2016 until October 2020. Mr. Rosenthal has served as Chairman of the Board of Polychem Investments LLC since March 2019 and from October 2013 until February 2018, he was Chairman of the Board of Safe Fleet Investments LLC. Both Polychem Investments LLC and Safe Fleet Investments LLC are Sterling Group portfolio companies. From 2001 until 2018, Mr. Rosenthal served as a director and chairman of the Compensation Committee of Oil States International, Inc. He also served as Chairman of the Board of Hydrochem Holdings, Inc. from May 2003 until December 2004. From August 1998 to April 2001, he served as Chief Executive Officer of AXIA Incorporated, a diversified manufacturing company. From 1991 to 1994, Mr. Rosenthal served as Executive Chairman and then after its initial public offering, as Chairman and Chief Executive Officer of Wheatley-TXT Corp., a manufacturer of pumps and valves for the oilfield. Mr. Rosenthal holds J.D. and A.B. degrees from Harvard University. We believe that Mr. Rosenthal’s qualifications to serve on our board of directors include his extensive executive leadership experience and his experience in the energy sector.
Alan Semple—Director.  Mr. Semple has served as one of our directors since April 2017. He currently serves as our Audit Committee chairman. Since December 2015, Mr. Semple has served as a member of the board of directors and the Audit Committee of Teekay Corporation, a leading provider of international crude oil and gas marine transportation services, and as the Audit Committee Chairman since March 2018. Since May 2019, Mr. Semple has served as a member of the Board of Directors and Chairman of the Audit Committee of Teekay GP, LLC, the general partner of Teekay LNG Partners, LP.  He was formerly Director and Chief Financial Officer at John Wood Group PLC (Wood Group), a provider of engineering, production support and maintenance management services to the oil and gas and power generation industries, a role he held from 2000 until his retirement in May 2015. Prior to this, he held a number of senior finance roles in Wood Group since 1996. Mr. Semple graduated from the University of Strathclyde (Glasgow, Scotland) in 1979 with a Bachelor of Arts degree in Business Administration and is a member of the Institute of Chartered Accountants of Scotland. We believe that Mr. Semple’s more than 30 years of finance experience, primarily in the energy industry, makes him qualified to serve on our board of directors.
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
Composition of Our Board of Directors
Our business and affairs are managed under the direction of our board of directors. Our board of directors consists of eight members, including our Chief Executive Officer. In connection with our IPO, we entered into a Stockholders’ Agreement with Cadent and Cactus WH Enterprises, a Delaware limited liability company owned by Messrs. Scott Bender, Joel Bender and Steven Bender and certain of our other employees. The Stockholders’ Agreement provides each of Cadent and Cactus WH Enterprises with the right to designate a certain number of nominees to our board of directors so long as they and their respective affiliates collectively beneficially own at least 5%, respectively, of the outstanding shares of our common stock. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Stockholders’ Agreement.”
In evaluating director candidates, our board of directors will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skills and expertise that are likely to enhance the board’s ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of our board of directors to fulfill their duties.
Our directors are divided into three classes serving staggered three‑year terms. Class I, Class II and Class III directors will serve until our annual meetings of stockholders in 2021, 2022 and 2023, respectively. Messrs. McGovern and O’Donnell have been assigned to Class I, Messrs. Semple and Joel Bender and Ms. Law have been assigned to Class II, and Mr. Rothstein, Scott Bender and Mr. Rosenthal have been assigned to Class III. At each of the Company’s annual meeting of stockholders, directors will be elected to succeed the class of directors whose terms have expired.
Our board of directors has reviewed the independence of our directors using the independence standards of the New York Stock Exchange (“NYSE”) and, based on this review, determined that Messrs. McGovern, O’Donnell, Rosenthal and Semple and Ms. Law are independent within the meaning of the NYSE listing standards currently in effect and within the meaning of Section 10A‑3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
Compensation Committee
Our Compensation Committee is currently comprised of Messrs. McGovern, O’Donnell and Rosenthal and Ms. Law, all of whom meet the independence standards established by the NYSE. Mr. McGovern serves as the chairman of the Compensation Committee. The Compensation Committee establishes salaries, incentives and other forms of compensation for officers and other employees. The Compensation Committee also administers our incentive compensation plans. We have adopted a Compensation Committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and applicable stock exchange or market standards. Our Compensation Committee charter is available on our website at www.CactusWHD.com.
Nominating and Governance Committee
Our Nominating and Governance Committee is currently comprised of Messrs. O’Donnell, Rosenthal and Semple, all of whom meet the independence standards established by the NYSE. Mr. Rosenthal serves as the chairman of the Nominating and Governance Committee. The Nominating and Governance Committee identifies, evaluates and recommends qualified nominees to serve on our board of directors, develops and oversees our internal corporate governance processes and maintains a management succession plan. We have adopted a Nominating and Governance Committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and applicable stock exchange or market standards. Our Nominating and Governance Committee charter is available on our website at www.CactusWHD.com.
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
In accordance with the Company’s Corporate Governance Guidelines, our board of directors selects the Company’s Chairman and the Company’s CEO in any way it considers in the best interests of the Company and, accordingly, does not have a policy on whether the roles of Chairman and CEO should be separate or combined and, if separate, whether the Chairman should be selected from the independent directors. At the present time, the roles of Chairman and CEO are separate. Mr. Rothstein currently serves as the Chairman of the Board and is not considered independent under NYSE rules.
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
If the non‑employee directors include members who are not independent within the listing requirements of the NYSE, the independent members of the board will meet in executive session at least once per year. Our Corporate Governance Guidelines provide that the Chairman of the Board will serve as the lead director at executive sessions of the independent directors, unless the Chairman of the Board is not independent, in which case the lead director at such meetings will be an independent director selected by our board of directors. At present, the Chairman of the Board is not independent, and the board has selected Mr. O’Donnell to serve as the lead director at executive sessions of the independent directors.
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

Attendance at Annual Meetings
While we have no formal policy regarding director attendance at our annual meetings of stockholders, directors are encouraged to attend our annual meetings, if practicable. All of the directors attended our annual meeting held in 2020.
Board and Committee Meeting Attendance
During 2020, the entire Board held eight meetings, the Audit Committee and Compensation Committee each held four meetings, and the Nominating and Governance Committee held two meetings. Each of our directors attended more than 75% of the aggregate of the total number of meetings of the board and the total number of meeting held by all committees of the board on which he or she served.
Compensation Committee Interlocks and Insider Participation
During 2020, the Company’s Compensation Committee consisted of Messrs. McGovern, O’Donnell and Rosenthal and Ms. Law. There were no compensation committee interlock relationships for the year ended December 31, 2020. No member of our Compensation Committee during 2020 has engaged in any related party transaction in which our company was a participant.
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

Name	Position
Scott Bender	President, Chief Executive Officer and Director
Joel Bender	Senior Vice President, Chief Operating Officer and Director
Stephen Tadlock	Vice President, Chief Financial Officer and Treasurer
Steven Bender	Vice President of Operations
David Isaac	General Counsel, Vice President of Administration and Secretary
Executive Compensation Philosophy and Objectives
The core principle of our executive compensation philosophy is to pay for performance that is aligned with our business strategy and drives growth in shareholder value over the short and long term. Accordingly, a significant portion of the compensation that we pay to our NEOs is in the form of variable, “at-risk” cash and equity incentives. The following compensation objectives are considered in setting the compensation components for our executive officers:
•Attraction and retention: providing compensation opportunities that reflect competitive market practices so that we can attract and retain key executives responsible not only for our continued growth and profitability, but also for ensuring proper corporate governance while carrying out the goals and plans of the Company;

•Paying for performance: linking a significant portion of compensation to variable, “at-risk” incentive compensation with realized values dependent upon financial, operational, and stock price performance to ensure that compensation earned by our NEOs reflects our performance; and
•Shareholder alignment: providing a balance of short-term and long-term incentive opportunities with a majority of NEO compensation in the form of equity in order to ensure alignment of interests between our NEOs and our shareholders, and to promote an ownership culture among our executive officers.
Our compensation philosophy is supported by the following pay elements:

Grounding Principles
Element	Key Characteristic	Attraction & Retention	Pay for Performance	Shareholder Alignment
Base Salary	• Annual fixed cash compensation • Critical factor in attracting and retaining qualified talent	✓
Short-term Incentives (STI)	• Annual variable cash award • Awards are tied to achievement of key financial and safety objectives	✓	✓	✓
Long-term Incentives (LTI)
• Provided in the form of performance-based and time-based equity
• Promotes alignment with shareholders by tying a majority of NEO compensation to creation of long-term value and by encouraging NEOs to build meaningful equity ownership
		✓	✓	✓
Target Pay Mix
The charts below show the mix of total direct compensation of our Chief Executive Officer and our other NEOs for 2020. These charts illustrate that a majority of NEO total direct compensation is at-risk (86% for our Chief Executive Officer and an average of 77% for our other NEOs).

Compensation Program Governance
We have worked extensively and deliberately to develop a thoughtful, fair, and effective executive compensation program that helps us to deliver long-term sustainable growth to our shareholders. The following chart highlights several features of our compensation practices that are intended to meet our objectives:

What We Do		What We Don’t Do
✓	Significant majority of pay at risk	X	No excessive perquisites
✓	50% of CEO LTI value performance-based	X	No guaranteed bonuses
✓	Balance of short- and long-term incentives	X	No excise tax gross-ups
✓	Clawback policy for all executive officers that applies to cash and equity incentives	X	Prohibition on hedging, pledging and short sales by insiders
✓	Share ownership guidelines for NEOs and directors	X	Prohibition on option repricing
✓	Regularly evaluate risks of our compensation policy
✓	Independent compensation consultant
✓	One-year minimum vesting requirement for LTIP grants
Say on Pay and Say on Frequency
At our 2019 Annual Meeting, a plurality of our stockholders expressed their preference for an advisory vote on executive compensation occurring every three years, and we have implemented their recommendation. At the same 2019 Annual Meeting, we held our first advisory vote on compensation for our NEOs (“Say on Pay”). In that vote, our stockholders expressed their support, with 94% of the shares of our Class A common stock and Class B common stock present or represented by proxy at the 2019 Annual Meeting voting in support of our executive compensation policies and practices for our NEOs during 2018.
Our Compensation Committee values the opinions of our shareholders regarding NEO compensation. The Compensation Committee welcomes feedback from shareholders on the topic of executive compensation and is open to dialog with shareholders on the topic. In reviewing our program, our Compensation Committee considered the results of the 2019 advisory vote on executive compensation and the support expressed by stockholders in their overall assessment of our programs. Our Compensation Committee elected to apply similar principles in determining the types and amounts of compensation to be paid to our NEOs for 2020. Based on the say on frequency results approved by the overwhelming majority of our shareholders, we will conduct our next say on pay vote in 2022.
How We Make Compensation Decisions
Role of the Compensation Committee
The Compensation Committee has the responsibility for reviewing and approving the compensation policies, programs, and plans for our senior officers (including our NEOs) and our non-employee directors. The Compensation Committee’s responsibilities include administering our Management Incentive Plan (“MIP”), which provides for annual cash incentive opportunities, and our long-term incentive plan (the “LTIP”), which provides for the grant of equity-based awards. In addition, the Compensation Committee regularly reviews current best compensation and governance practices to ensure that our executive compensation program is consistent with recent developments and market practice. In overseeing the compensation of our directors and officers, our Compensation Committee considers various analyses and perspectives provided by its independent compensation consultant and by Company management. Subject to Board approval in certain circumstances, the Compensation Committee has the sole authority to make final decisions with respect to our executive compensation program, and the Compensation Committee is under no obligation to use the input of other parties. For more detailed information regarding the Compensation Committee, please refer to the Compensation Committee Charter, which may be accessed via our website at www.CactusWHD.com by selecting “Investors,” “Corporate Governance” and then “Governance Documents.”
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
Role of Independent Compensation Consultant
Pearl Meyer & Partners, LLC (“Pearl Meyer”) serves as independent compensation consultant for, and reports directly to, the Compensation Committee. Representatives of Pearl Meyer attend Compensation Committee meetings as requested and communicate with the Compensation Committee informally between meetings as necessary. Pearl Meyer assists and advises the Compensation Committee on all aspects of our executive compensation program. Services provided by the independent compensation consultant include:
•reviewing the compensation and stock performance of peer companies and recommending changes to our peer group, as necessary;
•reviewing executive compensation based on an analysis of market-based compensation data;
•analyzing the effectiveness of our executive compensation program and recommending changes, as necessary; and
•evaluating how well our executive compensation adheres to program objectives.
To facilitate the delivery of these services to the Compensation Committee, Pearl Meyer interfaces with our management, primarily with our General Counsel and VP of Administration. In 2020, Pearl Meyer did not provide any services to the Company other than those requested by the Compensation Committee in Pearl Meyer’s role as the Committee’s independent advisor.
Other than those services requested by the Compensation Committee, Pearl Meyer did not have any business or personal relationships with members of the Compensation Committee or executives of the Company, did not own any of the Company’s common stock and maintained policies and procedures designed to avoid such conflicts of interest. As such, the Compensation Committee determined the engagement of Pearl Meyer in 2020 did not create any conflicts of interest.
Role of Competitive Benchmarking
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
The Compensation Committee considers the competitive market to consist of the oilfield services industry broadly, as well as other similarly sized companies in related industries that could potentially compete with us for executive talent. The Committee periodically reviews data for a selected peer group approved by the Compensation Committee (the “peer group”), as well as for broader general industry companies of comparable size and business complexity (compensation survey data), as provided to the Committee by their independent advisor. For the 2020 compensation analysis, the Company used the following peer group companies:

2020 Compensation Peer Group
Archrock, Inc.	NCS Multistage Holdings, Inc.
Core Laboratories, NV	Newpark Resources, Inc.
Dril-Quip, Inc.	Oil States International, Inc.
Forum Energy Technologies	ChampionX Corporation(1)
Frank’s International, NV	RPC, Inc.
Helix Energy Solutions Group, Inc.	USA Compression Partners, LP
(1)     In 2019, the peer group companies included Pioneer Energy Services Corp. This company was replaced with ChampionX Corporation for the 2020 peer group analysis as our independent compensation consultant advised the Compensation Committee that ChampionX Corporation would provide a better market comparison.
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
Elements of Compensation
Base Salary
Base salary is the guaranteed element of an executive’s direct compensation and is intended to provide a foundation for a competitive overall compensation opportunity for the executive. The Compensation Committee reviews each executive’s base salary annually. Executive officer base salaries are determined after an evaluation that considers the executive’s prior experience and breadth of knowledge and which also considers compensation data from peer group companies and other similarly sized companies in businesses comparable to the Company’s, the Company’s and the executive’s performance, and any significant changes in the executive’s responsibilities. The Compensation Committee considers all of these factors together plus overall industry conditions.
In March 2020, the Compensation Committee of the Board approved base salaries for each of the Company’s NEOs. The approved 2020 base salaries remained the same as 2019. Subsequent to board approval and in light of the challenging economic environment, our NEOs agreed to the following base salary reductions: 50% reduction for Scott Bender, Joel Bender and Steven Bender and 25% reduction for Stephen Tadlock and David Isaac. These initial reductions became effective in late March. In May 2020, all five NEOs agreed to an additional 10% reduction in base salary, while Scott Bender agreed to a further “supplemental reduction” of his annual base salary. In February 2021, in response to improving activity levels in our business, the Compensation Committee recommended reinstatement of Stephen Tadlock and David Isaac’s base salaries. See the table below for details regarding our NEOs’ originally approved 2020 salaries, final reduced salaries in 2020 and current salaries as of February 2021.

Name	Approved 2020 Base Salary	Reduced 2020 Base Salary(1)	2021 Base Salary
Scott Bender	$300,000	$57,207	$57,207
Joel Bender	300,000	135,000	135,000
Stephen Tadlock	335,000	226,125	335,000
Steven Bender	300,000	135,000	135,000
David Isaac	300,000	202,500	300,000
(1)    Reflects the March and May 2020 salary reductions discussed above.
Short-Term Incentives
Our NEOs are eligible for an annual incentive bonus which is designed to focus executives on execution of our annual plan, which is linked to our long-term strategy. Execution against our annual corporate plan is important to drive long-term shareholder value by improving financial strength, managing costs and investing in projects that will deliver future value. We employ financial and safety performance metrics to further specific objectives of our strategy, such as Adjusted EBITDA and total recordable incident rate (“TRIR”).
In February 2020, the Board approved the 2020 Management Incentive Plan (the “2020 MIP”), pursuant to which all participating employees would be eligible to receive a cash bonus upon the achievement of certain financial performance and safety metrics. Under the 2020 MIP, all eligible employees, including NEOs, were eligible to receive base cash bonus payments equal to a certain specified percentage of their annual base salaries (“Target Bonus”) in the event that the Company met the specified performance targets. Bonuses are calculated as a percentage of actual base salary paid in 2020. For Scott Bender, the bonus calculation is based on his actual base salary paid in 2020 excluding the “supplemental reduction” discussed above. The approved 2020 Target Bonus percentage for each NEO is set forth in the table below.

Name	Target Bonus %
Scott Bender	100%
Joel Bender	100%
Stephen Tadlock	80%
Steven Bender	80%
David Isaac	65%
    Target Bonus Opportunity
The 2020 MIP has two performance parameters on which the bonus is calculated. The first parameter is Earnings Before Interest, Taxes, Depreciation and Amortization, excluding exceptional items, as defined by the Board (Adjusted EBITDA), which is weighted as 90% of the bonus opportunity. Participants begin to earn a bonus payout when Adjusted EBITDA performance reaches Threshold Adjusted EBITDA, which is set at 80% of Target Adjusted EBITDA. NEOs and other participants are eligible for a Stretch bonus opportunity if actual Adjusted EBITDA exceeds Target Adjusted EBITDA. The maximum Stretch bonus payment is achieved when Adjusted EBITDA performance reaches 120% of Target Adjusted EBITDA. The maximum Stretch payment is 40% of the full, non-stretch bonus payment. The calculation of the Adjusted EBITDA portion of the bonus payout is linear between Threshold and Target and between Target and Stretch. The second parameter is TRIR, which is weighted as 10% of the bonus opportunity. Participants begin to earn a bonus payout when TRIR performance reaches Threshold TRIR of 1.65. A full bonus payout on the TRIR parameter is achieved when safety performance reaches Target TRIR of 1.30 or lower. The calculation of the TRIR portion of the bonus payout is linear between Threshold and Target.
Depending upon Company performance, actual payouts under the 2020 MIP may be between 0% and 140% of the Target Bonus for each NEO. The percentages of base salary payable to each NEO with respect to 2020 performance are set forth in the tables below.

	Adjusted EBITDA
	(in millions)	Bonus %
Threshold	$164.4	0%
Target	205.5	100%
Maximum (Stretch)	246.6	140%

	TRIR	Payout
Threshold	1.65	0%
Target	1.30	100%
    2020 Award Determination
Performance under the MIP is assessed relative to pre-established goals approved by the Committee near the beginning of the fiscal year. For 2020, the Compensation Committee approved performance objectives under the 2020 MIP after considering a combination of factors, including alignment with the Company’s business strategy, 2020 budget, investor expectations, recommendations from management and the Committee’s assessment of management’s ability to impact outcomes. For 2020, the actual Adjusted EBITDA performance was $121.0 million which was below Threshold Adjusted EBITDA. The 2020 TRIR performance was 0.55 which exceeded the Target. Based on this performance, NEOs were eligible for zero payout on the Adjusted EBITDA component and 100% payout on the TRIR parameter. In total, NEOs will receive a payout for the 2020 MIP of 10% of Target in 2021. In addition to the 2020 MIP bonus amounts calculated, the Compensation Committee awarded a supplemental, discretionary bonus amount to Messrs. Tadlock and Isaac as set forth in the “Summary Compensation Table” below. The table below summarizes the metrics and performance standards approved for the 2020 MIP, and management’s level of achievement under the plan:

	(in millions)
Performance Parameter	Threshold	Target	Stretch	Actual(1)	% of Target
Adjusted EBITDA	$164.4	$205.5	$246.6	$121.0	59%
(1)Adjusted EBITDA is a non-GAAP financial measure. See the reconciliation of Adjusted EBITDA to the most comparable financial measure calculated in accordance with GAAP under “Reconciliation of GAAP to Non-GAAP Financial Measures”.

Performance Parameter	Threshold	Target	Actual	% of Target
TRIR	1.65	1.30	0.55	100%
The following table shows the calculation of the 2020 bonus payment:

Performance Parameter	% of Parameter Target	Parameter % Earned	Weighting	Target Bonus % Earned
EBITDA	59%	0%	90%	0%
TRIR	100%	100%	10%	10%
Total			100%	10%
Long-Term Incentives
The primary purpose of awards under our long‑term incentive plan (the “LTIP”) is to enforce direct alignment between the long-term interests of our NEOs and those of our shareholders through the use of multi-year vesting and realized value of equity incentives that is contingent upon our stock price performance. Equity awards under the LTIP also promote long-term share ownership by our NEOs. The LTIP provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock‑based awards, cash awards, substitute awards and performance awards. The Board has delegated to the Compensation Committee the authority to administer the LTIP, including the power to determine the eligible individuals to whom awards will be granted, the number and type of awards to be granted and the terms and conditions of awards. In addition, the Board has granted limited authority to Scott Bender, our Chief Executive Officer, to make awards under the LTIP to certain individuals who are not executive officers.
In 2020, the Compensation Committee approved LTIP awards using a mix of performance stock units (“PSUs”) and time-based restricted stock units (“RSUs”). Under the PSU awards granted to our NEOs in 2020, NEOs may earn shares based upon the company’s Return on Capital Employed (“ROCE”) performance. The PSU Award Agreements are substantially similar, except one agreement provides for three-year cliff vesting of PSUs (“Three-Year Agreement”), and the other agreement provides for vesting of two-thirds of the PSUs granted thereunder upon conclusion of the two year performance period and vesting of the remaining one-third upon conclusion of the three-year performance period (“Two- and Three-Year Agreement”). The PSU Award Agreements provide for the issuance on the vesting date(s) of a number of shares of our common stock determined based on the Company’s average annual return on capital employed (“ROCE”) during the applicable performance period, subject to a maximum based on the Company’s ROCE relative to the ROCE of the median performer of the Company’s compensation peer companies during such period.
2020 LTIP Awards
On March 11, 2020, our NEOs received grants of PSUs and RSUs as set forth in the table below. The RSU/PSU mix for Scott Bender and Joel Bender was 50/50 and 67/33 for Stephen Tadlock, Steven Bender and David Isaac. In 2021, the mix will be 50/50 for all NEOs.

NEO	Target # of PSUs Awarded(2)	# of RSUs Awarded(1)	Approximate Compensation Value Intended to be Delivered
Scott Bender	54,905	54,905	$1,500,000
Joel Bender	54,905	54,905	1,500,000
Stephen Tadlock	14,715	29,429	603,000
Steven Bender	14,642	29,283	600,000
David Isaac	12,812	25,623	525,000
(1)    PSU awards for Scott Bender and Joel Bender vest upon the conclusion of the three-year performance period based on the Company’s ROCE performance. Two-thirds of the PSU awards for Stephen Tadlock, Steven Bender and David Isaac vest upon the conclusion of the two-year performance period and the remaining one-third vests upon the conclusion of the three-year performance period based on the Company’s ROCE performance.
(2)     RSUs vest 33% per year, beginning on the first anniversary of the grant date.
2020-2022 Performance Stock Unit Metrics and Goals:

	Weight	Threshold	Target	Maximum
	(% of Target)	(50% Payout)	(100% Payout)	(200% Payout)
ROCE for the applicable performance period(1)	100%	15%	20%	25%
(1)    For the Two- and Three-Year Agreement PSUs, the performance period is January 1, 2020 to December 31, 2021 for the two-thirds of the PSUs that vest upon the conclusion of the two-year performance period and January 1, 2020 to December 31, 2022 for the remaining one-third that vest upon the conclusion of the three-year performance period. The performance period is January 1, 2020 to December 31, 2022 for the Three-Year Agreement PSUs which cliff vest upon the conclusion of the three-year performance period.
If the Company’s ROCE performance falls between any of these payout levels, the percentage multiple of the target PSUs will be interpolated based on the actual ROCE of the Company in relation to the payout levels. Notwithstanding the foregoing, in the event the Company’s ROCE for the Performance Period is less than the ROCE of the median performer of the Company’s peer companies (as defined per the agreement), when ranked by ROCE over the performance period, then the number of earned PSUs will be capped at 100% of the target number of PSUs.
Other Compensation Practices and Policies
Stock Ownership Guidelines
In 2019, the Committee established stock ownership guidelines for our NEOs and non-employee directors. The approved guidelines are as follows:

Position	Required Level of Ownership
Chief Executive Officer	6 times base salary
Other NEOs	2 times base salary
Non-Employee Directors	3 times annual cash retainer for Board service
Stock ownership levels must be achieved by each NEO or non-employee director within five years of becoming subject to the guidelines, or within five years of any material change to the guideline level of ownership. As of February 11, 2021, all of our NEOs and non-employee directors have met or exceeded the ownership expectations under the guidelines other than Ms. Law, who joined the Board in January 2020. Ms. Law has until January 2025 to achieve the stock ownership requirement.
Clawback Policy
In 2019, our Board adopted the Executive Compensation Clawback Policy (the “Clawback Policy”). In the event of a restatement of our financial statements (other than a restatement caused by a change in applicable accounting rules or interpretations), the result of which is that any performance-based compensation paid under an incentive compensation plan would have been a lower amount had it been calculated based on such restated results, the Compensation Committee may seek to recover for the benefit of the Company the after tax portion of the difference between the compensation actually paid to the executive and the corrected amount based on the restated financial results.
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
The Company offers a defined contribution 401(k) retirement plan to substantially all of its U.S. employees, including the NEOs. Participants may contribute from 1% to 85% of their base pay and cash incentive compensation (subject to U.S. Internal Revenue Service (“IRS”) limitations), and the Company has historically made matching contributions under this plan on the first 7% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 4% employee contribution). Company matching contributions vest 20% per year on the first five anniversaries of the respective employee’s hire date. In light of the challenging economic environment, the Company indefinitely suspended matching contributions to the retirement plan effective June 1, 2020.
Perquisites
We provide Scott Bender, Joel Bender, Stephen Tadlock and Steven Bender with bi-weekly vehicle allowances. Additionally, Scott Bender receives a gasoline reimbursement.
Compensation Risk
Our compensation policies and practices are designed to provide rewards for short-term and long-term performance, both on an individual basis and at the entity level. In general, optimal financial and operational performance, particularly in a competitive business, requires some degree of risk-taking. Our compensation strategies are designed to encourage company growth and appropriate risk taking but not to encourage excessive risk taking. We also attempt to design the compensation program for our larger general employee population so that it does not inappropriately incentivize our employees to take unnecessary risks in their day-to-day activities. We recognize, however, that there are trade-offs and that it can be difficult in specific situations to maintain the appropriate balance. As such, we continue to evaluate our programs with a goal of preventing them from becoming materially imbalanced one way or the other.
Our compensation arrangements contain certain design elements that are intended to minimize the incentive for taking unwarranted risk to achieve short-term, unsustainable results. Those elements include a maximum amount that can be earned under our annual incentive cash compensation program.
We also provide compensation to our NEOs in the form of a reasonable base salary adjusted in 2020 to address market conditions. We want our executives to be motivated to achieve Cactus’s short-term and long-term goals, without sacrificing our financial and corporate integrity in trying to achieve those goals. While an executive’s overall compensation should be strongly influenced by the achievement of specific financial and operational targets, we also believe that a portion of an executive’s compensation should be awarded in components that provide a degree of financial certainty.
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
•termination benefits, including, in specified circumstances, severance payments; and
•an annual cash bonus of up to 100% of annual base salary in the good faith discretion of the Board if the executive satisfies budgetary and performance goals, as determined annually by the Board.
In February 2019, we amended the Employment Agreements to provide that Scott Bender and Joel Bender shall be eligible to receive an additional annual cash bonus of up to 40% of the regular annual target cash bonus actually paid, determined in the good faith discretion of the Board if the executive satisfies additional budgetary and performance goals, as determined annually by the Board.
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
Summary Compensation Table
The following table sets forth information regarding the compensation awarded to, earned by or paid to our NEOs:

Name and Principal Position	Year	Salary	Bonus(1)	Non Equity Incentive Plan Compensation(2)	Stock Awards(3)	All Other Compensation(4)	Total
Scott Bender, President, Chief Executive Officer and Director(5)	2020	$122,745	$—	$18,301	$1,500,004	$14,612	$1,655,662
	2019	300,000	—	334,835	1,499,994	29,102	2,163,931
	2018	300,000	—	300,000	1,000,008	31,135	1,631,143
Joel Bender, Senior Vice President, Chief Operating Officer and Director(5)	2020	183,750	—	18,301	1,500,004	15,204	1,717,259
	2019	300,000	—	334,835	1,499,994	30,120	2,164,949
	2018	300,000	—	300,000	1,000,008	30,070	1,630,078
Stephen Tadlock, Vice President, Chief Financial Officer and Treasurer	2020	265,906	28,827	21,173	603,007	16,508	935,421
	2019	321,923	—	180,971	1,502,947	24,773	2,030,614
	2018	250,000	—	120,298	1,875,015	23,780	2,269,093
Steven Bender, Vice President of Operations(6)	2020	183,750	—	14,641	600,016	15,204	813,611
	2019	296,154	—	248,489	599,975	25,789	1,170,407
David Isaac, General Counsel, Vice President of Administration and Secretary(6)	2020	238,125	21,094	15,406	525,022	5,675	805,322
	2019	296,154	—	165,659	449,972	14,260	926,045

(1)    In recognition of their leadership and contributions to the Company during the significant decline in activity caused by the COVID-19 pandemic and its related economic impact, the Compensation Committee elected to award Messrs. Tadlock and Isaac a supplemental cash bonus for 2020.
(2)    Amounts of “Non-Equity Incentive Plan Compensation” paid to each applicable NEO were made pursuant to the Company’s short-term incentive program. For a description of this plan please see “Compensation Discussion and Analysis—Elements of Compensation—Short-Term Incentives.”
(3)    The amounts reported in this column represent the aggregate grant date fair value of RSUs and PSUs granted to each NEO and computed in accordance with FASB ASC Topic 718.
(4)    Amounts reflected within the “All Other Compensation” column are comprised of the following amounts:

Name	Year	Employer Contributions to 401(k) Plan	Vehicle Allowance	Gas Reimbursement	Total
Scott Bender	2020	$4,647	$9,900	$65	$14,612
	2019	14,375	14,400	327	29,102
	2018	15,670	14,400	1,065	31,135
Joel Bender	2020	5,304	9,900	—	15,204
	2019	15,720	14,400	—	30,120
	2018	15,670	14,400	—	30,070
Stephen Tadlock	2020	6,608	9,900	—	16,508
	2019	10,373	14,400	—	24,773
	2018	9,380	14,400	—	23,780
Steven Bender	2020	5,304	9,900	—	15,204
	2019	11,389	14,400	—	25,789
David Isaac	2020	5,675	—	—	5,675
	2019	14,260	—	—	14,260
(5)    Although Messrs. Scott and Joel Bender each serve on our Board, they are not compensated for their services as directors.
(6)    Steven Bender and David Isaac were not NEOs prior to 2019.

Grants of Plan-Based Awards
The following table provides information about equity and non-equity awards granted to our NEOs in 2020.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock Awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Scott Bender		$—	$183,750	$257,250
	3/11/2020				27,453	54,905	109,810		$750,002
	3/11/2020							54,905	750,002
Joel Bender		—	183,750	257,250
	3/11/2020				27,453	54,905	109,810		750,002
	3/11/2020							54,905	750,002
Stephen Tadlock		—	212,725	297,815
	3/11/2020				7,358	14,715	29,430		201,007
	3/11/2020							29,429	402,000
Steven Bender		—	147,000	205,800
	3/11/2020				7,321	14,642	29,284		200,010
	3/11/2020							29,283	400,006
David Isaac		—	154,781	216,694
	3/11/2020				6,406	12,812	25,624		175,012
	3/11/2020							25,623	350,010
(1)Amounts in these columns represent the threshold, target and maximum estimated payouts for 2020 MIP cash bonus awards. The actual value of bonuses paid to our NEOs for 2020 under this program can be found in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.
(2)Shares in these columns represent the threshold, target and maximum number of estimated PSUs eligible for vesting per the award agreements executed on March 11, 2020. “Threshold” reflects the lowest possible payout (50% of the grant), “Target” represents the number of PSUs awarded under each grant, and “Maximum” reflects the highest possible payout (200% of the grant). The award agreements under which the PSUs were issued provide that no PSUs will vest unless a specified threshold level of performance is achieved. Vested PSUs are paid in shares of our Class A common stock, and the payout, if any, with respect to PSUs will occur at the end of all applicable performance periods. See “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Incentives—2020 LTIP Awards” for more information regarding these PSUs.
(3)This column includes the number of RSUs granted to our NEOs during 2020.
(4)The amounts shown in this column represent the grant date fair value of each equity award computed in accordance with FASB ASC Topic 718. With respect to the PSU awards, this column reflects the grant date fair value for such PSUs at target.

Outstanding Equity Awards at 2020 Fiscal Year-End
The following table reflects information regarding outstanding stock awards held by our NEOs as of December 31, 2020.

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Scott Bender	2/7/2018	17,544(2)	$457,372
	3/11/2019	26,759(3)	697,607
	3/11/2020	54,905(4)	1,431,373
	3/11/2020			54,905(5)	$1,431,373
Joel Bender	2/7/2018	17,544(2)	$457,372
	3/11/2019	26,759(3)	697,607
	3/11/2020	54,905(4)	1,431,373
	3/11/2020			54,905(5)	$1,431,373
Stephen Tadlock	2/7/2018	32,895(2)	$857,573
	3/11/2019	26,811(3)	698,963
	3/11/2020	29,429(4)	767,214
	3/11/2020			14,715(6)	$383,620
Steven Bender	2/7/2018	10,526(2)	$274,413
	3/11/2019	10,703(3)	279,027
	3/11/2020	29,283(4)	763,408
	3/11/2020			14,642(6)	$381,717
David Isaac	10/24/2018	3,039(7)	$79,227
	3/11/2019	8,027(3)	209,264
	3/11/2020	25,623(4)	667,992
	3/11/2020			12,812(6)	$334,009
(1)The market value of these units is based on the closing price of the Company’s Class A common stock on December 31, 2020 ($26.07), the last trading day of the fiscal year.
(2)Reflects RSUs which vest on February 7, 2021.
(3)Reflects RSUs which vest over two years in equal annual installments on March 11, 2021 and March 11, 2022.
(4)Reflects RSUs which vest over three years in equal annual installments on March 11, 2021, March 11, 2022 and March 11, 2023.
(5)Reflects PSUs which will vest on December 31, 2022 subject to the Company’s satisfaction of ROCE performance targets. See “Compensation Discussion and Analysis—Elements of Compensation—2020 LTIP Awards.”
(6)Reflects PSUs, two-thirds of which vest on December 31, 2021 and one-third which will vest on December 31, 2022 subject to the Company’s satisfaction of ROCE performance targets. See “Compensation Discussion and Analysis—Elements of Compensation—2020 LTIP Awards.”
(7)Reflects RSUs which vest on October 24, 2021.
Stock Vested
The following table provides information for our NEOs on the number of shares of Class A common stock acquired upon the vesting of RSU awards in 2020 and the value realized, in each case before payment of any applicable withholding tax.

	Stock Awards(1)
Name	Number of Shares Acquired on Vesting (#)	Pre-tax Value Realized on Vesting ($)
Scott Bender	30,924	679,032
Joel Bender	30,924	679,032
Stephen Tadlock	46,302	1,121,338
Steven Bender	15,878	372,620
David Isaac	7,052	109,023
(1)     Reflects shares received pursuant to RSU awards vesting in 2020. The value realized upon vesting of these awards represents the aggregate dollar amount realized by the NEO upon vesting computed by multiplying the number of shares of stock by the closing price of the underlying shares on the applicable vesting dates. For Scott Bender, Joel Bender, Stephen Tadlock and Steven Bender, the applicable vesting dates were February 7, 2020 and March 11, 2020, and the closing price of the Class A common stock on these dates was $28.79 and $13.00, respectively. For David Isaac, the applicable vesting dates were March 11, 2020 and October 24, 2020, and the closing price of the Class A common stock on these dates was $13.00 and $18.71, respectively.
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
Termination Due to Death. If either Scott or Joel Bender’s employment is terminated due to death, his estate will be entitled to receive his then‑current base salary and accrued benefits through the end of the calendar month in which his death occurs, paid in lump sum within 30 days after the executive’s termination due to death. In each case, if the executive is entitled to severance payments, during such severance period we will pay such executive’s portion of Consolidated Omnibus Budget Reconciliation Act (“COBRA”) premium payments, and if COBRA is no longer available during such period, we will provide similar health insurance coverage for such executive during the severance period.
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
    LTIP Awards
The Company’s RSU award agreements provide that restricted stock awards will become fully vested on (i) the date a Change of Control occurs, (ii) the termination of an employee’s employment due to his death or a Disability or (iii) upon the employee’s Normal Retirement. As used in the RSU award agreements, “Disability” means that the employee is unable to perform the essential functions of their duties for three consecutive months, or three months during any six-month period, as determined after an examination by a medical doctor selected by written agreement of the employee and the Company. As used in the RSU award agreements, “Normal Retirement” means an employee’s separation from service without Cause on or following the age of 65. For purposes of the RSU award agreements, “Cause” means the employee (i) is convicted of, or enters a nolo contendere or guilty plea with respect to a crime involving fraud, theft, embezzlement or other act of material dishonesty, the Board’s loss of confidence in the employee because he is convicted of or enters a nolo contendere or guilty plea with respect to any felony or crime involving moral turpitude; (ii) commits any other material breach of any of the provisions of their employment agreement with the Company (if applicable) or any material employment contract, policy or agreement the employee has entered into with the Company, other than a breach which (being capable of being remedied) is remedied by the employee within fourteen days of being called upon to do so in writing by the Company; or (iii) fails to perform their duties and responsibilities (other than a failure resulting from Disability).
The Company’s PSU award agreements provide that 100% of target PSUs shall immediately become earned units upon (i) the employee’s termination of employment due to death or Disability or (ii) the employee’s Normal Retirement. As used in the PSU award agreement, the term “Disability” means an employee’s inability to perform the essential functions of their duties for three consecutive months or three months during any six-month period, and the term “Normal Retirement” means an employee’s separation from service without Cause on or following the age of 65. In the event of a change in control, the performance period will be deemed to have ended, and the Company shall calculate the number of earned units to which the employee is entitled (if any) based on actual performance during the truncated period.
Management Incentive Plan Awards
The Company’s Management Incentive Plan provides that participants whose employment ends before the bonus payments are made forfeit all rights to participate in the Management Incentive Plan and to receive any bonus relating to prior service, except for the following:
•Injury, disability or ill-health (as determined by the Compensation Committee);
•Change of control; or
•Death.
Quantification of Payments
Shown in the table below are potential payments upon the assumed (i) involuntary not for Cause termination of our NEOs other than during the 24-month period following a Change of Control, or (ii) involuntary not for Cause termination or termination by the NEO for “Good Reason,” in either case, during the 24-month period following a Change of Control of the Company, occurring as of December 31, 2020. In addition, the tables that follow show the potential payments upon the hypothetical (i) disability, retirement or death of our NEOs, and (ii) Change of Control of the Company, in each case, occurring as of December 31, 2020. The table includes estimated amounts because actual amounts to be paid can only be determined at the time of such executive’s separation from the Company or upon a Change of Control.

		Potential Payments Upon Termination and Change of Control
Executive Benefits and Payments Upon Separation		Termination for Cause	Involuntary Not for Cause Termination without a Change of Control	Termination with a Change of Control	Disability or Normal Retirement	Death	Change of Control (No Termination)
Scott Bender	Compensation:
	Cash Severance	$—	$300,000	$300,000	$150,000	$25,000	$—
	Stock Awards(1)	—	4,017,726(4)	2,586,353	4,017,726	4,017,726	2,586,353
	Performance Cash Awards(2)	—	—	18,301	18,301	18,301	18,301
	Benefits & Perquisites:
	Health and Welfare Benefits(3)	—	11,229	11,229	5,615	11,229	—
Total		$—	$4,328,955	$2,915,883	$4,191,642	$4,072,256	$2,604,654
Joel Bender	Compensation:
	Cash Severance	$—	$300,000	$300,000	$150,000	$25,000	$—
	Stock Awards(1)	—	—	2,586,353	4,017,726	4,017,726	2,586,353
	Performance Cash Awards(2)	—	—	18,301	18,301	18,301	18,301
	Benefits & Perquisites:
	Health and Welfare Benefits(3)	—	11,104	11,104	5,552	925	—
Total		$—	$311,104	$2,915,758	$4,191,579	$4,061,952	$2,604,654
Stephen Tadlock	Compensation:
	Cash Severance	$—	$—	$167,500	$—	$—	$—
	Stock Awards(1)	—	—	2,323,749	2,707,370	2,707,370	2,323,749
	Performance Cash Awards(2)	—	—	21,173	21,173	21,173	21,173
	Benefits & Perquisites:
	Health and Welfare Benefits(3)	—	—	—	—	—	—
Total		$—	$—	$2,512,422	$2,728,543	$2,728,543	$2,344,922
Steven Bender	Compensation:
	Cash Severance	$—	$—	$—	$—	$—	$—
	Stock Awards(1)	—	—	1,316,848	1,698,565	1,698,565	1,316,848
	Performance Cash Awards(2)	—	—	14,641	14,641	14,641	14,641
	Benefits & Perquisites:
	Health and Welfare Benefits(3)	—	—	—	—	—	—
Total		$—	$—	$1,331,489	$1,713,206	$1,713,206	$1,331,489

		Potential Payments Upon Termination and Change of Control
Executive Benefits and Payments Upon Separation		Termination for Cause	Involuntary Not for Cause Termination without a Change of Control	Termination with a Change of Control	Disability or Normal Retirement	Death	Change of Control (No Termination)
David Isaac	Compensation:
	Cash Severance	$—	$100,000	$100,000	$—	$—	$—
	Stock Awards(1)	—	—	956,482	1,290,491	1,290,491	956,482
	Performance Cash Awards(2)	—	—	15,406	15,406	15,406	15,406
	Benefits & Perquisites:
	Health and Welfare Benefits(3)	—	—	—	—	—	—
Total		$—	$100,000	$1,071,888	$1,305,897	$1,305,897	$971,888
(1)     Reflects the value of unvested RSU and target PSU awards as of December 31, 2020 that would be accelerated as a result of the separation event based on the Company’s stock price of $26.07, which was the closing market price of the Company’s Class A common stock as of December 31, 2020. For PSUs, upon a change in control, the performance period is deemed to have ended and a calculation is made to determine the number of earned units for the truncated period. As of December 31, 2020, the Company’s ROCE performance did not exceed the threshold level; therefore, the PSUs would not have vested as of December 31, 2020 upon a change in control event.
(2)    Reflects each NEO’s 2020 performance cash award earned under the Company’s short-term incentive program.
(3)     Reflects the estimated lump-sum present value of all future premiums which will be paid on behalf of the NEO under the Company’s health and welfare benefit plans for the applicable continuation period specified in the Executive Agreements.
(4)     Due to Mr. Bender’s eligibility for “Normal Retirement” treatment in the event of a separation from service without cause, this reflects the value of unvested RSUs and PSUs held by Mr. Bender as of December 31, 2020 that would be accelerated upon his “Normal Retirement.”
2020 Chief Executive Officer Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median annual total compensation of our employees (other than the Chief Executive Officer) and the annual total compensation of Scott Bender, our Chief Executive Officer.
    For 2020, our last completed fiscal year:
•Scott Bender had total annual compensation of $1,655,662 as reflected in the Summary Compensation Table included in this Proxy Statement.
◦Our median employee’s annual total compensation was $84,103.
◦As a result, we estimate that Scott Bender’s 2020 annual total compensation was approximately 19.7 times that of our median employee.
•To identify the median employee, we took the following steps:
◦We determined that, as of December 1, 2020, our employee population consisted of 661 individuals. This population consisted of our full-time and part-time employees (including both active employees and employees on leave as of December 1, 2020);
◦We selected December 1, 2020 as our identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.
◦We used a consistently applied compensation measure to identify our median employee by comparing the actual amount of salary or wages as reflected in our payroll records. Compensation was annualized for employees that were not employed by us for all of 2020.
◦For our employees located outside of the United States, we obtained similar payroll records and converted such information into U.S. dollars using the year-end currency exchange rate.

◦To determine the annual total compensation of our median employee and our Chief Executive Officer, we took the following steps:
■After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2020 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $84,103.
■With respect to the annual total compensation of our Chief Executive Officer, we used the amount reported in the “Total” column of our 2020 Summary Compensation Table.
Director Compensation
In light of the challenging economic environment, effective April 1, 2020, the Compensation Committee approved an amendment to our non-employee director compensation program whereby the amount of the cash retainers payable to directors were reduced by 25%. Accordingly, pursuant to our non-employee director compensation program in effect after April 1, 2020, each non-employee director received the following compensation for his or her service on the Board:
•a cash retainer of $60,000 per year, payable quarterly in arrears (reduced from $80,000);
•an additional cash retainer of $15,000 per year, payable quarterly in arrears if such non‑employee director serves as the chairperson of our Audit Committee (reduced from $20,000) and an additional cash retainer of $7,500 per year for each other member of our Audit Committee (reduced from $10,000);
•an additional cash retainer of $7,500 per year, payable quarterly in arrears if such non‑employee director serves as the chairperson of our Compensation Committee (reduced from $10,000) and an additional cash retainer of $3,750 per year for each other member of our Compensation Committee (reduced from $5,000);
•an additional cash retainer of $7,500 per year, payable quarterly in arrears if such non‑employee director serves as the chairperson of our Nominating and Governance Committee (reduced from $10,000) and an additional $3,750 per year for each other member of our Nominating and Governance Committee (reduced from $5,000); and
•annual equity‑based compensation with an aggregate grant date value of $75,000 (reduced from $100,000).
In addition, a cash retainer of $15,000 per year is payable to a non‑employee Chairman of the Board quarterly in arrears (reduced from $20,000). Each director is reimbursed for out‑of‑pocket expenses incurred in connection with attending board and committee meetings.
Messrs. Scott and Joel Bender, as employees of the Company, do not receive compensation for their services as directors in addition to their employee compensation described above. The table below reflects the compensation provided during 2020 to each member of the Board who was not employed by the Company.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Bruce Rothstein(3)	$81,250	$100,005	$181,255
Melissa Law	77,188	99,990	177,178
Michael McGovern	81,250	100,005	181,255
John (Andy) O'Donnell	81,250	100,005	181,255
Gary L. Rosenthal	77,188	100,005	177,193
Alan Semple	85,313	100,005	185,318
(1)     The amounts shown in this column reflect cash fees earned by each director during 2020. Compensation reductions became effective as of April 1, 2020.
(2)     Amounts reported in this column represent the grant date fair market value determined in accordance with FASB ASC Topic 718 of restricted stock units granted during 2020.
(3)     Mr. Rothstein does not directly receive any compensation for his services as a director. Mr. Rothstein is a Managing Partner of Cadent Energy Partners LLC. Due to Mr. Rothstein’s services as a managing partner at Cadent, all compensation and equity awards that he receives are payable and transferred to Cadent.
Consistent with the director compensation program described above, on January 30, 2020, the Compensation Committee awarded Melissa Law 3,361 restricted stock units (at a value of $29.75 per unit reflecting the average of the trading high and trading low on the date of grant). On March 11, 2020, the Compensation Committee awarded each of Messrs

Rothstein, O’Donnell, McGovern, Semple and Rosenthal 7,321 restricted stock units (at a value of $13.66 per unit reflecting the average of the trading high and trading low on the date of grant). In light of recovering activity levels, our non-employee directors will be granted $100,000 in RSUs in March 2021. The awards of restricted stock units will vest in full on the first anniversary of the date of grant and are subject to forfeiture pursuant to the terms of the notice of grant and award agreement under which they were granted as well as the terms of the LTIP on that date.
As of December 31, 2020, the aggregate number of unvested restricted stock unit awards held by non-employee directors were as follows:

Name	Stock Awards (#)
Bruce Rothstein	7,321(1)
Melissa Law	3,361(2)
Michael McGovern	7,321(1)
John (Andy) O'Donnell	7,321(1)
Gary L. Rosenthal	29,251(3)
Alan Semple	29,251(3)
(1)     RSUs vest on March 11, 2021.
(2)     RSUs vested on January 30, 2021.
(3)     Represents 21,930 RSUs that vested on February 7, 2021 and 7,321 RSUs that vest on March 11, 2021.
Compensation Committee Interlocks and Insider Participation
During 2020, the Company’s Compensation Committee consisted of Messrs. McGovern, O’Donnell and Rosenthal and Ms. Law. During 2020, no member of the Compensation Committee had a relationship that must be described under the SEC rules relating to disclosure of Related Person Transactions. In 2020, none of our executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on the Board or the Compensation Committee of Cactus Inc.
Compensation Committee Report
The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis required by Item 402 of Regulation S-K promulgated by the SEC with management of the Company, and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in the Company’s Proxy Statement for the 2021 annual meeting and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Compensation Committee of the Board of Directors
Michael McGovern, Chairman John (Andy) O’Donnell, Member Gary Rosenthal, Member Melissa Law, Member

Reconciliation of GAAP to Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA are not measures of net income as determined by GAAP. EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures that are used by management and external users of the Company’s consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. Cactus defines EBITDA as net income excluding net interest, income tax and depreciation and amortization. Cactus defines Adjusted EBITDA as EBITDA excluding the other items outlined below.

Year Ended December 31, 2020
Net income	$59,215
Interest income, net	(701)
Income tax expense	10,970
Depreciation and amortization	40,520
EBITDA	110,004
Severance expenses	1,864
Other non-operating expense	555
Stock-based compensation	8,599
Adjusted EBITDA	$121,022
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of common stock as of February 11, 2021, by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of common stock, (ii) each NEO of the Company, (iii) each director and director nominee of the Company and (iv) all directors and executive officers as a group. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock issuable upon the conversion of restricted stock units (“RSUs”) held by that person that are currently exercisable or convertible, or are exercisable or convertible within 60 days of February 11, 2021, are deemed to be issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of any other stockholder. All of such information is based on publicly available filings, unless otherwise known to us from other sources. As of February 11, 2021, 47,894,842 shares of our Class A common stock and 27,655,077 shares of our Class B common stock were outstanding. Unless otherwise noted, the mailing address of each person or entity named below is 920 Memorial City Way, Suite 300 Houston, Texas 77024.

	Shares Beneficially Owned by Certain Beneficial Owners and Management(1)
	Class A Common Stock		Class B Common Stock		Combined Voting Power(2)
	Number	% of class	Number	% of class	Number	% of class
5% Stockholders
Cadent Energy Partners II, L.P.(3)	15,260	*	8,347,466	30.2%	8,362,726	11.1%
Cactus WH Enterprises, LLC(4)	—	—%	17,631,734	63.8%	17,631,734	23.3%
The Bank of New York Mellon Corporation(5)	2,562,792	5.4%	—	—%	2,562,792	3.4%
BlackRock, Inc.(6)	3,759,121	7.8%	—	—%	3,759,121	5.0%
T. Rowe Price Associates(7)	5,311,670	11.1%	—	—%	5,311,670	7.0%
The Vanguard Group(6)	4,419,971	9.2%	—	—%	4,419,971	5.9%
Directors and NEOs:
Bruce Rothstein(3)	—	—%	—	—%	—	—%
Scott Bender(4)	82,617	*	17,631,734	63.8%	17,714,351	23.4%
Joel Bender(4)	81,071	*	17,631,734	63.8%	17,712,805	23.4%
Stephen Tadlock(9)	92,080	*	—	—%	92,080	*
David Isaac(10)	17,645	*	—	—%	17,645	*
Steven Bender(11)	42,513	*	—	—%	42,513	*
John (Andy) O’Donnell(12)	15,260	*	52,508	*	67,768	*
Michael McGovern(13)	15,260	*	56,018	*	71,278	*
Alan Semple(14)	71,920	*	—	—%	71,920	*
Gary Rosenthal(15)	47,093	*	—	—%	47,093	*
Melissa Law	3,361	*	—	—%	3,361	*
Directors and executive officers as a group (11 persons)	468,820	1.0%	17,740,260	64.1%	18,209,080	24.1%

*    Less than 1.0%
(1)Subject to the terms of the First Amended and Restated Limited Liability Company Operating Agreement of Cactus LLC (the “Cactus Wellhead LLC Agreement”), each holder of common units representing limited liability company interests in Cactus LLC (such units, “CW Units” and holders of CW Units, “CW Unit Holders”), subject to certain limitations, has the right (the “Redemption Right”) to cause Cactus LLC to acquire all or at least a minimum portion of its CW Units for, at our election, (x) shares of our Class A Common Stock at a redemption ratio of one share of Class A Common Stock for each CW Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, or (y) an equivalent amount of cash. Alternatively, upon the exercise of the Redemption Right, Cactus Inc. (instead of Cactus LLC) will have the right (the “Call Right”) to acquire each tendered CW Unit directly from the exchanging CW Unit Holder for, at its election, (x) one share of Class A Common Stock, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions, or (y) an equivalent amount of cash. In connection with any redemption of CW Units pursuant to the Redemption Right or our Call Right, the corresponding number of shares of Class B Common Stock will be canceled. See “Transactions with Related Persons— Cactus Wellhead LLC Agreement.” The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock, except to the extent this power may be shared with a spouse.

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
(3)Cadent Energy Partners II, L.P., its general partner, Cadent Energy Partners II - GP, L.P., and Cadent Management Services, LLC (“Cadent Management”), its manager, are indirectly controlled by Cadent Energy Partners. Cadent Energy Partners controls all voting and dispositive power over the reported shares and therefore may be deemed to be the beneficial owner of such shares. Any decision taken by Cadent Management to vote, or to direct to vote, and to dispose, or to direct the disposition of, the securities held by Cadent has to be approved by its investment committee. There are four members of the investment committee, and unanimous approval of the members of the investment committee is required to approve an action. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to the investment committee of Cadent Management. Bruce Rothstein, the Chairman of our board of directors, is a Managing Director of Cadent Energy Partners. Certain of our directors and officers have passive interests in Cadent. In connection with our IPO, Cactus Inc. entered into a Stockholders’ Agreement with Cadent and Cactus WH Enterprises, which provides Cadent and Cactus WH Enterprises with the right to designate a certain number of nominees to our board of directors so long as they and their respective affiliates collectively beneficially own at least 5% of the outstanding shares of our common stock. Therefore, Cadent and Cactus WH Enterprises may each be deemed to beneficially own an aggregate 25,979,200 shares of our Class B common stock, representing an aggregate combined voting power of 34.4%. Cadent also owns 7,939 shares of Class A common stock that were issued to Mr. Rothstein in connection with the vesting of previously granted restricted stock units. Due to Mr. Rothstein’s position as a managing director at Cadent Energy Partners, all compensation and equity awards that he receives are directly payable or transferred to Cadent Management, a subsidiary of Cadent Energy Partners. The number of shares shown under the columns “Class A Voting Stock” and “Combined Voting Power” include 7,321 shares of Class A Common Stock issuable upon the vesting of RSU awards previously granted to Mr. Rothstein. The business address of Cadent Energy Partners II, L.P. is 800 Westchester Avenue, Rye Brook, NY 10573.
(4)Scott Bender and Joel Bender control Cactus WH Enterprises and may be deemed to share voting and dispositive power over the reported shares and, therefore, will also be deemed to be the beneficial owners of such shares. In connection with our IPO, Cactus Inc. entered into a Stockholders’ Agreement with Cadent and Cactus WH Enterprises, which provides Cadent and Cactus WH Enterprises with the right to designate a certain number of nominees to our board of directors so long as they and their respective affiliates collectively beneficially own at least 5% of the outstanding shares of our common stock. Therefore, Cadent and Cactus WH Enterprises may each be deemed to beneficially own an aggregate 25,979,200 shares, representing an aggregate combined voting power of 34.4%. The number of shares shown under the columns “Class A Voting Stock” and “Combined Voting Power” for Scott Bender includes 31,681 shares of Class A Common Stock issuable to Scott Bender upon the vesting of previously granted RSU awards. The number of shares shown under the columns “Class A Voting Stock” and “Combined Voting Power” for Joel Bender includes 31,681 shares of Class A Common Stock issuable to Joel Bender upon the vesting of previously granted RSU awards. The business address of Cactus WH Enterprises is 920 Memorial City Way, Suite 300, Houston, TX 77024.
(5)Based on the Schedule 13G filed on February 1, 2021 by The Bank of New York Mellon Corporation (“The Bank of New York”), which states that The Bank of New York and its affiliates have sole voting power over 2,406,485 shares of our Class A common stock, shared voting power over 363 shares of our Class A common stock, sole dispositive power over 1,167,061 shares of our Class A common stock and shared dispositive power over 1,383,060 shares of our Class A common stock. All shares covered by such filings are held by The Bank of New York and/or its subsidiaries. The address of The Bank of New York is c/o The Bank of New York Mellon Corporation, 240 Greenwich Street, New York, NY 10286.
(6)Based on the Schedule 13G/A, filed on January 29, 2021 by BlackRock, Inc., (“BlackRock”) a parent holding company, which states that BlackRock and its affiliates have sole voting power over 3,661,227 shares of our Class A common stock and sole dispositive power over 3,759,121 shares of our Class A common stock. All shares covered by such filings are held by BlackRock and/or its subsidiaries. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(7)Based on the Schedule 13G filed on January 11, 2021 by T. Rowe Price Associates, Inc. (“T. Rowe Price”), which states that T. Rowe Price and its affiliates have sole voting power over 1,577,107 shares of our Class A common stock and sole dispositive power over 5,311,670 shares of our Class A common stock. The address of T. Rowe Price is 100 E. Pratt Street, Baltimore, MD 21202.
(8)Based on the Schedule 13G/A, filed February 10, 2021 by The Vanguard Group (“Vanguard”), which states that Vanguard has shared voting power over 76,253 shares of our Class A common stock, sole dispositive power over 4,308,712 shares of our Class A common stock and shared dispositive power over 111,259 shares of our Class A common stock. The address of Vanguard is 100 Vanguard Boulevard, Malvern, PA 19355.
(9)The number of shares shown under the columns “Class A Voting Stock” and “Combined Voting Power” for Mr. Tadlock includes 23,215 shares of Class A Common Stock issuable to Mr. Tadlock upon the vesting of previously granted RSU awards.
(10)The number of shares shown under the columns “Class A Voting Stock” and “Combined Voting Power” for Mr. Isaac includes 12,554 shares of Class A Common Stock issuable to Mr. Isaac upon the vesting of previously granted RSU awards.
(11)The number of shares shown under the columns “Class A Voting Stock” and “Combined Voting Power” for Mr. Steven Bender includes 15,112 shares of Class A Common Stock issuable to Mr. Steven Bender upon the vesting of previously granted RSU awards.
(12)The number of shares shown under the columns “Class A Voting Stock” and “Combined Voting Power” for Mr. O’Donnell includes 7,321 shares of Class A Common Stock issuable to Mr. O’Donnell upon the vesting of previously granted RSU awards.
(13)The number of shares shown under the columns “Class A Voting Stock” and “Combined Voting Power” for Mr. McGovern includes 7,321 shares of Class A Common Stock issuable to Mr. McGovern upon the vesting of previously granted RSU awards.
(14)The number of shares shown under the columns “Class A Voting Stock” and “Combined Voting Power” for Mr. Semple includes 7,321 shares of Class A Common Stock issuable to Mr. Semple upon the vesting of previously granted RSU awards.
(15)The number of shares shown under the columns “Class A Voting Stock” and “Combined Voting Power” for Mr. Rosenthal includes 7,321 shares of Class A Common Stock issuable to Mr. Rosenthal upon the vesting of previously granted RSU awards.
Changes in Control
We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth certain information relating to our LTIP as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights ($)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders(4)	907,671	N/A	1,506,520
Total	907,671	N/A	1,506,520
(1)This column reflects all shares subject to time-based restricted stock units and performance-based stock units granted under the LTIP that were outstanding and unvested as of December 31, 2020. No stock options or warrants have been granted under the LTIP.
(2)No stock options have been granted under the LTIP, and the restricted stock units reflected in column (a) are not reflected in this column as they do not have an exercise price.
(3)This column reflects the total number of shares remaining available for issuance under the LTIP as of December 31, 2020.
(4)See “Item 11. Executive Compensation—Elements of Compensation” for more information about our LTIP.

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
•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our Common Stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our Common Stock; and
•any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.
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
Cactus Wellhead LLC Agreement
Under the Cactus Wellhead LLC Agreement, each CW Unit Holder, subject to certain limitations, has the right, pursuant to the Redemption Right, to cause Cactus LLC to acquire all or at least a minimum portion of its CW Units for, at Cactus LLC’s election, (x) shares of our Class A Common Stock at a redemption ratio of one share of Class A Common Stock for each CW Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions, or (y) an equivalent amount of cash. Alternatively, upon the exercise of the Redemption Right, Cactus Inc. (instead of Cactus LLC) will have the right, pursuant to the Call Right, to acquire each tendered CW Unit directly from the exchanging CW Unit Holder for, at its election, (x) one share of Class A Common Stock, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, or (y) an equivalent amount of cash. In connection with any redemption of CW Units pursuant to the Redemption Right or our Call Right, the corresponding number of shares of Class B Common Stock will be canceled. In addition, any redemptions involving all of the CW Units held by a CW Unit Holder (subject to the discretion of Cactus Inc. to suspend or otherwise restrict redemptions under certain circumstances) may occur at any time. As the CW Unit Holders redeem their CW Units, our membership interest in Cactus LLC will be correspondingly increased, the number of shares of Class A Common Stock outstanding will be increased, and the number of shares of Class B Common Stock outstanding will be reduced.
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
Under the Cactus Wellhead LLC Agreement, we have the right to determine when distributions will be made to CW Unit Holders and the amount of any such distributions. If we authorize a distribution, such distribution will be made to the holders of CW Units on a pro rata basis in accordance with their respective percentage ownership of CW Units. For the year ended December 31, 2020, Cactus LLC distributed $27.8 million to Cactus Inc. to fund its dividend, TRA liability and estimated tax payments and made pro rata distributions to the other members totaling $16.3 million. Two of our independent directors, Messrs. McGovern and O’Donnell, have the right to receive pro rata distributions with respect to their percentage ownership of CW Units. During 2020, a company controlled by Scott Bender and Joel Bender received approximately $10.4 million in pro rata distributions with respect to its percentage ownership of CW Units. In addition, Cadent and Steven Bender received pro rata distributions of approximately $4.9 million and $0.8 million, respectively, during 2020 with respect to their percentage ownership of CW Units.
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
Cactus LLC has made for itself (and for each of its direct or indirect subsidiaries that is treated as a partnership for U.S. federal income tax purposes and that it controls) an election under Section 754 of the Internal Revenue Code (the “Code”), effective for 2018 and each taxable year in which a redemption of CW Units pursuant to the Redemption Right or the Call Right occurs. Pursuant to the Section 754 election, redemptions of CW Units pursuant to the Redemption Right or the Call Right are expected to result in adjustments to the tax basis of the tangible and intangible assets of Cactus LLC. These adjustments will be allocated to Cactus Inc. Such adjustments to the tax basis of the tangible and intangible assets of Cactus

LLC would not have been available to Cactus Inc. absent its acquisition or deemed acquisition of CW Units pursuant to the exercise of the Redemption Right or the Call Right. In addition, the repayment of borrowings outstanding under the Cactus LLC term loan facility resulted in adjustments to the tax basis of the tangible and intangible assets of Cactus LLC, a portion of which was allocated to Cactus Inc.
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
The payment obligations under the TRA are Cactus Inc.’s obligations and not obligations of Cactus LLC, and we expect that the payments we will be required to make under the TRA will be substantial. We have determined that it is more likely than not that actual cash tax savings will be realized by Cactus Inc. from the tax benefits resulting from our IPO (and the related transactions), the follow-on equity offerings in July 2018 and March 2019 and other CW Unit exchanges. Future exchanges of CW Units create additional liability and follow the same accounting procedures. Estimating the amount and timing of payments that may become due under the TRA is by its nature imprecise and the assumptions used in the estimate can change. For purposes of the TRA, net cash savings in tax generally will be calculated by comparing Cactus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) to the amount it would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRA. The amounts payable, as well as the timing of any payments under the TRA, are dependent upon significant future events and assumptions, including the timing of the redemption of CW Units, the price of our Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming unit holder’s tax basis in its CW Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future and the U.S. federal income tax rate then applicable, and the portion of Cactus Inc.’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis.
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
It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding liability from the TRA. Moreover, there may be a negative impact on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the TRA exceed the actual benefits we realize in respect of the tax attributes subject to the TRA or (ii) distributions to Cactus Inc. by Cactus LLC are not sufficient to permit Cactus Inc. to make payments under the TRA after it has paid its taxes and other obligations. The payments under the TRA are not conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus LLC or Cactus Inc.
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

The term of the TRA commenced upon completion of our IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we exercise our right to terminate the TRA. In the event that the TRA is not terminated, the payments under the TRA, which commenced in 2019, will continue for approximately 20 years after the date of the last redemption of CW Units. Accordingly, it is expected that payments will continue to be made under the TRA for more than 20 years. If we elect to terminate the TRA early (or it is terminated early due to certain mergers, asset sales, other forms of business combinations or other changes of control), our obligations under the TRA would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the TRA (determined by applying a discount rate of one-year LIBOR plus 150 basis points) and such payment is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the TRA, including the assumptions that (i) we have sufficient taxable income to fully utilize the tax benefits covered by the TRA and (ii) any CW Units (other than those held by Cactus Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates. Assuming no material changes in the relevant tax law, we expect that if the TRA were terminated as of December 31, 2020, the estimated termination payments, based on the assumptions discussed above, would be approximately $315.1 million (calculated using a discount rate equal to one-year LIBOR plus 150 basis points, applied against an undiscounted liability of $362.5 million). A 10% increase in the price of our Class A Common Stock at December 31, 2020 would have increased the discounted liability by $15.1 million to $330.2 million (an undiscounted increase of $17.5 million to $380.0 million), and likewise, a 10% decrease in the price of our Class A Common Stock at December 31, 2020 would have decreased the discounted liability by $15.1 million to $300.0 million (an undiscounted decrease of $17.5 million to $345.0 million).
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
Two of our independent directors, Messrs. McGovern and O’Donnell, have the right to receive payments under the Tax Receivable Agreement in respect of CW Units owned by them at the time of our IPO. During 2020, a company controlled by Scott Bender and Joel Bender received approximately $4.1 million in payments, net of administrative fees, under the TRA in respect of CW Units owned by them. In addition, Cadent and Steven Bender received payments, net of administrative fees, under the TRA of approximately $9.4 million and $0.3 million, respectively, during 2020 in respect of CW Units owned by them.
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
On March 15, 2019, in accordance with the requirements of the Registration Rights Agreement, we filed a shelf registration statement on Form S-3 pursuant to the Securities Act of 1933, as amended, to, among other things, permit the resale by the Registration Rights Holders of shares of Class A Common Stock issuable upon the exercise of redemption rights. If at any time we are not eligible to register the sale of our securities on Form S‑3, each of Cadent and Cactus WH Enterprises will have the right to request three “demand” registrations, provided that the aggregate amount of registrable securities that are requested to be included in such demand registration is at least $25,000,000. Further, the Registration Rights Holders and certain of their assignees will have customary “piggyback” registration rights.
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
Non-Exclusive Aircraft Lease Agreements
In July 2019, Cactus LLC entered into a Non-Exclusive Aircraft Lease Agreement (the “SusieAir Lease”) with SusieAir, LLC (“SusieAir”), an entity wholly owned by Mr. Scott Bender, pursuant to which Cactus LLC leases an aircraft, excluding crew, from SusieAir. The 2019 agreement replaced the previous agreement originally entered into in 2014 due to the sale of the aircraft under the previous lease. Under the SusieAir Lease, the aircraft may be subject to use by other lessees. The SusieAir Lease has an initial term of one year and automatically renews for successive one year terms unless either party gives at least 15 days’ advance notice of its intention to terminate the agreement. The SusieAir Lease shall terminate automatically upon a sale or total loss of the aircraft or at any time, upon 30 days’ written notice by either party. Cactus LLC pays SusieAir a base hourly rent of $1,750 per flight hour of use of the aircraft, payable monthly, for the hours of aircraft operation during the prior calendar month. The SusieAir Lease generally provides that Cactus LLC will indemnify SusieAir from liabilities arising from the operation of the aircraft. During 2020, total expense recognized in connection with these rentals totaled $0.1 million. As of December 31, 2020, we owed less than $0.1 million to SusieAir, which amount is included in accounts payable in the consolidated balance sheets. Cactus LLC is also responsible for employing pilots and certain fuel true up fees. Mr. Scott Bender and Mr. Joel Bender pay the Company $1,800/day for their personal use of the pilots employed by the Company.
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
Item 14.    Principal Accountant Fees and Services
The table below sets forth the aggregate fees billed or expected to be billed by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for services rendered for each of the last two fiscal years:

	2020	2019
	(in thousands)
Audit Fees(1)	$1,422	$1,760
Audit-Related Fees	1	3
Tax Fees	—	—
All Other Fees	—	—
Total	$1,423	$1,763
(1)    Audit fees consist of the aggregate fees billed or expected to be billed for professional services rendered for (i) the audit of annual financial statements, (ii) reviews of our quarterly financial statements, (iii) statutory audits, (iv) research necessary to comply with generally accepted accounting principles and (v) other filings with the SEC, including consents and comfort letters.
The charter of the Audit Committee and its pre‑approval policy require that the Audit Committee review and pre‑approve the plan and scope of our independent registered public accounting firm’s audit, audit‑related, tax and other services. During 2020 and 2019, all audit and non-audit services were pre-approved by the Audit Committee.
PART IV
Item 15.    Exhibits, Financial Statement Schedules
(1) Financial Statements
The consolidated financial statements of Cactus, Inc. and Subsidiaries and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. of this Annual Report. Reference is made to the accompanying Index to Consolidated Financial Statements.
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

3.2	Amended and Restated Bylaws of Cactus, Inc effective as of September 8, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on September 9, 2020)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the Commission on February 28, 2020)

Exhibit No.	Description
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
10.9†
Schedule of Director and Officer Indemnification Agreements Identical in All Material Respects to the Form of Director and Officer Indemnification Agreement Filed as Exhibit 10.8 to this Annual Report pursuant to Instruction 2 to Item 6-1 of Regulation S-K (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed with the Commission on February 28, 2020)

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
10.16†
Form of Restricted Stock Agreement under the Cactus Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S‑1 Registration Statement (File No. 333‑222540) filed with the Commission on January 12, 2018)

10.17†
Form of Restricted Stock Unit Agreement under the Cactus Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Form S‑1 Registration Statement (File No. 333‑222540) filed with the Commission on January 12, 2018)

10.18
Credit Agreement, dated as of August 21, 2018, among Cactus Wellhead, LLC, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on August 24, 2018)

10.19
First Amendment to Credit Agreement, dated as of September 18, 2020, among Cactus Wellhead, LLC, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.C., as administrative agent, an issuing bank and swingline lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 5, 2020)

10.20†
Form of Restricted Stock Unit Agreement (Directors, one-year vesting) (incorporated by reference to Exhibit 4.7 to the Registrants Form S-8 Registration Statement (File No. 333-22569) filed with the Commission on May 29, 2018)

Exhibit No.	Description
10.21†
Form of Restricted Stock Unit Agreement (Directors, three-year vesting) (incorporated by reference to Exhibit 4.7 to the Registrants Form S-8 Registration Statement (File No. 333-22569) filed with the Commission on May 29, 2018)

10.22†
Form of Performance Stock Unit Agreement (three-year vesting) under the Cactus, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on March 17, 2020)

10.23†
Form of Performance Stock Unit Agreement (two and three-year vesting) under the Cactus, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on March 17, 2020)

10.24†
Offer Letter to Stephen Tadlock dated May 30, 2017 (incorporated by reference to Item 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on March 15, 2019

10.25†	Offer letter to David Isaac dated September 17, 2018 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed with the Commission on February 28, 2020)
10.26†
Severance Agreement by and between Cactus Wellhead, LLC and David Isaac, dated as of September 24, 2018 (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K filed with the Commission on February 28, 2020)

21.1*	List of Subsidiaries of Cactus, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.
**   Furnished herewith.
†     Management contract or compensatory plan or arrangement.
Item 16.    Form 10‑K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cactus, Inc.

Date: February 26, 2021	By:	/s/ Scott Bender
Scott Bender
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Bender	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021
Scott Bender

/s/ Stephen Tadlock	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2021
Stephen Tadlock

/s/ Donna Anderson	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021
Donna Anderson

/s/ Bruce Rothstein	Chairman of the Board and Director	February 26, 2021
Bruce Rothstein

/s/ Joel Bender	Senior Vice President, Chief Operating Officer and Director	February 26, 2021
Joel Bender

/s/ John (Andy) O’Donnell	Director	February 26, 2021
John (Andy) O’Donnell

/s/ Michael McGovern	Director	February 26, 2021
Michael McGovern

/s/ Alan Semple	Director	February 26, 2021
Alan Semple

/s/ Gary Rosenthal	Director	February 26, 2021
Gary Rosenthal

/s/ Melissa Law	Director	February 26, 2021
Melissa Law