Form 10-Q
period 2021-03-31
Cactus, Inc.
filed 2021-05-07
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of May 3, 2021, the registrant had 54,448,352 shares of Class A common stock, $0.01 par value per share, and 21,251,814 shares of Class B common stock, $0.01 par value per share, outstanding.

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
•the number of rigs, pad sizes, well spacings and associated well count and the availability of takeaway and storage capacity;
•the number of workover rigs;
•availability of capital and the associated capital spending discipline exercised by customers;
•the financial health of our customers and our credit risk of customer non-payment;
•changes in the number of drilled but uncompleted wells and the level of well completion activity;
•the size and timing of orders;
•availability and cost of raw materials, components and imported items;
•shipping costs and availability of ocean freight from China;
•transportation differentials associated with reduced capacity in and out of the storage hub in Cushing, Oklahoma;
•expectations regarding overhead and operating costs and margins;
•availability and cost of skilled and qualified workers;
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
•disruptions in political, regulatory, economic and social conditions domestically or internationally;
i

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
•increases in import tariffs assessed on products and imported raw materials used in the production and assembly of our goods which could negatively impact margins and our working capital;
•the significance of future liabilities under the Tax Receivable Agreement (the “TRA”) we entered into with certain current or past direct and indirect owners of Cactus Wellhead, LLC (the “TRA Holders”) in connection with our 2018 initial public offering;
•a failure of our information technology infrastructure or any significant breach of security;
•potential uninsured claims and litigation against us;
•competition and capacity within the oilfield services industry;
•our dependence on the continuing services of certain of our key managers and employees;
•currency exchange rate fluctuations associated with our international operations; and
•plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Annual Report”), this Quarterly Report and in our other filings with the SEC, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.
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
ii

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2021	December 31, 2020
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$291,970	$288,659
Accounts receivable, net of allowance of $630 and $598, respectively	57,633	44,068
Inventories	84,857	87,480
Prepaid expenses and other current assets	4,947	4,935
Total current assets	439,407	425,142
Property and equipment, net	139,497	142,825
Operating lease right-of-use assets, net	21,316	21,994
Goodwill	7,824	7,824
Deferred tax asset, net	268,625	216,603
Other noncurrent assets	1,196	1,206
Total assets	$877,865	$815,594
Liabilities and Equity
Current liabilities
Accounts payable	$21,053	$20,163
Accrued expenses and other current liabilities	15,794	11,392
Current portion of liability related to tax receivable agreement	9,290	9,290
Finance lease obligations, current portion	4,340	3,823
Operating lease liabilities, current portion	4,579	4,247
Total current liabilities	55,056	48,915
Deferred tax liability, net	864	786
Liability related to tax receivable agreement, net of current portion	241,792	195,061
Finance lease obligations, net of current portion	4,197	2,240
Operating lease liabilities, net of current portion	16,906	17,822
Total liabilities	318,815	264,824
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 54,317 and 47,713 shares issued and outstanding	543	477
Class B common stock, $0.01 par value, 215,000 shares authorized, 21,383 and 27,655 shares issued and outstanding	—	—
Additional paid-in capital	247,875	202,077
Retained earnings	157,286	150,086
Accumulated other comprehensive income	255	330
Total stockholders’ equity attributable to Cactus Inc.	405,959	352,970
Non-controlling interest	153,091	197,800
Total stockholders’ equity	559,050	550,770
Total liabilities and equity	$877,865	$815,594
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share data)
Revenues
Product revenue	$51,956	$87,031
Rental revenue	12,489	36,163
Field service and other revenue	19,972	30,945
Total revenues	84,417	154,139
Costs and expenses
Cost of product revenue	36,521	56,135
Cost of rental revenue	12,171	19,339
Cost of field service and other revenue	14,463	23,811
Selling, general and administrative expenses	9,627	13,662
Severance expenses	—	1,007
Total costs and expenses	72,782	113,954
Income from operations	11,635	40,185

Interest income (expense), net	(152)	410
Other expense, net	(406)	—
Income before income taxes	11,077	40,595
Income tax expense (benefit)	(4,059)	7,497
Net income	$15,136	$33,098
Less: net income attributable to non-controlling interest	3,577	14,115
Net income attributable to Cactus Inc.	$11,559	$18,983

Earnings per Class A share - basic	$0.24	$0.40
Earnings per Class A share - diluted	$0.19	$0.40

Weighted average Class A shares outstanding - basic	49,166	47,270
Weighted average Class A shares outstanding - diluted	75,774	75,395
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income	$15,136	$33,098
Foreign currency translation adjustments	(193)	(1,083)
Comprehensive income	$14,943	$32,015
Less: comprehensive income attributable to non-controlling interest	3,459	13,647
Comprehensive income attributable to Cactus Inc.	$11,484	$18,368
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2020	47,713	$477	27,655	$—	$202,077	$150,086	$330	$197,800	$550,770
Member distributions	—	—	—	—	—	—	—	(1,674)	(1,674)
Effect of CW Unit redemptions	6,272	63	(6,272)	—	44,999	—	—	(45,062)	—
Tax impact of equity transactions	—	—	—	—	505	—	—	—	505
Equity award vestings	332	3	—	—	(1,048)	—	—	(2,093)	(3,138)
Other comprehensive loss	—	—	—	—	—	—	(75)	(118)	(193)
Stock-based compensation	—	—	—	—	1,342	—	—	661	2,003
Cash dividends declared ($0.09 per share)	—	—	—	—	—	(4,359)	—	—	(4,359)
Net income	—	—	—	—	—	11,559	—	3,577	15,136
Balance at March 31, 2021	54,317	$543	21,383	$—	$247,875	$157,286	$255	$153,091	$559,050

Balance at December 31, 2019	47,159	$472	27,958	$—	$194,456	$132,990	$(452)	$188,929	$516,395
Member distributions	—	—	—	—	—	—	—	(2,203)	(2,203)
Tax impact of equity transactions	—	—	—	—	(94)	—	—	—	(94)
Equity award vestings	239	2	—	—	(221)	—	—	(1,138)	(1,357)
Other comprehensive loss	—	—	—	—	—	—	(615)	(468)	(1,083)
Stock-based compensation	—	—	—	—	1,240	—	—	733	1,973
Cash dividends declared ($0.09 per share)	—	—	—	—	—	(4,303)	—	—	(4,303)
Net income	—	—	—	—	—	18,983	—	14,115	33,098
Balance at March 31, 2020	47,398	$474	27,958	$—	$195,381	$147,670	$(1,067)	$199,968	$542,426
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash flows from operating activities
Net income	$15,136	$33,098
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	9,193	10,980
Deferred financing cost amortization	42	42
Stock-based compensation	2,003	1,973
Provision for expected credit losses	66	625
Inventory obsolescence	1,308	1,353
Loss on disposal of assets	4	961
Deferred income taxes	(4,691)	4,848
Changes in operating assets and liabilities:
Accounts receivable	(13,575)	(8,244)
Inventories	1,012	8,306
Prepaid expenses and other assets	(17)	1,497
Accounts payable	791	(8,142)
Accrued expenses and other liabilities	4,475	(2,136)
Net cash provided by operating activities	15,747	45,161

Cash flows from investing activities
Capital expenditures and other	(2,428)	(9,441)
Proceeds from sale of assets	400	1,103
Net cash used in investing activities	(2,028)	(8,338)

Cash flows from financing activities
Payments on finance leases	(1,174)	(1,764)
Dividends paid to Class A common stock shareholders	(4,497)	(4,281)
Distributions to members	(1,674)	(2,203)
Repurchases of shares	(3,138)	(1,356)
Net cash used in financing activities	(10,483)	(9,604)

Effect of exchange rate changes on cash and cash equivalents	75	380

Net increase in cash and cash equivalents	3,311	27,599

Cash and cash equivalents
Beginning of period	288,659	202,603
End of period	$291,970	$230,202

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Property and equipment acquired under finance leases	$3,671	$1,896
Property and equipment in payables	$362	$3,767
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
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our Annual Report on Form 10-K for the year ended December 31, 2020.
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
2.Concentrations, Risks and Uncertainties
Significant Customers
Our customers are oil and natural gas exploration and production companies located primarily in the U.S. as well as Australia. For the three months ended March 31, 2021 and 2020, one customer represented 12% and 10%, respectively, of our consolidated revenue.
Significant Vendors
The principal raw materials used in the manufacture of our products and rental equipment include forgings and plate, tube and bar stock. In addition, we require accessory items (such as elastomers, ring gaskets, studs and nuts) and machined components. We purchase these items from vendors in the United States, China, India and Australia. For the three months ended March 31, 2021 and 2020, we purchased approximately $3.0 million and $4.3 million, respectively, from a single vendor, representing approximately 12% and 10%, respectively, of our total third-party vendor purchases of raw materials, finished products, components, equipment, machining and other services. Amounts due to this vendor included in accounts payable in the consolidated balance sheets as of March 31, 2021 and December 31, 2020 totaled $0.8 million and $1.5 million, respectively.

COVID-19
The ongoing COVID-19 pandemic negatively impacted our business and revenues beginning in 2020, contributing to an approximately 45% decrease in revenues from the year ended December 31, 2019 to the year ended December 31, 2020. OPEC production cuts as well as increased oil demand primarily related to increasing vehicle and airline travel has led to higher oil prices, which ultimately drives our customers’ level of spending. As we have realized increased levels of demand for our products and services, we have begun to roll back some of the cost cutting measures that were implemented throughout 2020. Specifically, we have started adding back to our workforce population and added over 100 associates in the first three months of 2021. Additionally, in January 2021, we reinstated approximately 50% of the 2020 salary and wage reductions implemented in the U.S. and restored the remainder effective April 2021.
3.Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are oil and gas companies located predominately in the U.S. Our receivables are short-term in nature and typically due in 30 to 45 days. We do not accrue interest on delinquent receivables. Accounts receivable includes amounts billed and currently due from customers and unbilled amounts for products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of March 31, 2021 and December 31, 2020 was $10.9 million and $8.7 million, respectively.
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

	Balance at Beginning of Period	Expense	Write off	Balance at End of Period
Three Months Ended March 31, 2021	$598	$66	$(34)	$630
Three Months Ended March 31, 2020	837	625	(32)	1,430
4.Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard cost (which approximates average cost) and weighted average methods. Costs include an application of related direct labor, tariff, freight and overhead cost. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Reserves are made for excess and obsolete items based on a range of factors, including age, usage and technological or market changes that may impact demand for those products. Inventories consist of the following:

	March 31, 2021	December 31, 2020
Raw materials	$1,729	$2,003
Work-in-progress	4,139	3,598
Finished goods	78,989	81,879
	$84,857	$87,480

5.Property and Equipment, net
Property and equipment are stated at cost. We manufacture or construct most of our own rental assets. During the manufacture of these assets, they are reflected as construction in progress until complete. Property and equipment consists of the following:

	March 31, 2021	December 31, 2020
Land	$3,203	$3,203
Buildings and improvements	21,971	21,935
Machinery and equipment	57,881	57,726
Vehicles under finance lease	17,931	14,371
Rental equipment	175,283	172,012
Furniture and fixtures	1,779	1,780
Computers and software	3,528	3,530
Gross property and equipment	281,576	274,557
Less: Accumulated depreciation	(156,014)	(147,221)
Net property and equipment	125,562	127,336
Construction in progress	13,935	15,489
Total property and equipment, net	$139,497	$142,825
6.Debt
We had no debt outstanding as of March 31, 2021 and December 31, 2020.
On August 21, 2018, Cactus LLC entered into a five-year senior secured asset-based revolving credit facility with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for such lenders and as an issuing bank and swingline lender (the “ABL Credit Facility”). The ABL Credit Facility was amended in September 2020 and provides for up to $75.0 million in revolving commitments, up to $15.0 million of which is available for the issuance of letters of credit. The maximum amount that Cactus LLC may borrow under the ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments. We were in compliance with all covenants under the ABL Credit Facility as of March 31, 2021.
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

We disaggregate revenue into three categories: product revenues, rental revenues and field service and other revenues. We have predominately domestic operations, with a small amount of sales in Australia. The following table presents our revenues disaggregated by category:

	Three Months Ended March 31,
	2021		2020
Product revenue	$51,956	61%	$87,031	57%
Rental revenue	12,489	15%	36,163	23%
Field service and other revenue	19,972	24%	30,945	20%
Total revenue	$84,417	100%	$154,139	100%
At March 31, 2021, we had a deferred revenue balance of $0.9 million compared to the December 31, 2020 balance of $1.1 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of March 31, 2021, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.
8.Tax Receivable Agreement (TRA)
In connection with our initial public offering (“IPO”) in February 2018, we entered into the TRA which generally provides for payment by Cactus Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. Cactus Inc. will retain the benefit of the remaining 15% of these net cash savings.
The TRA liability is calculated by determining the tax basis subject to TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other income (expense), net. As of March 31, 2021, the total liability from the TRA was $251.1 million with $9.3 million reflected in current liabilities based on the expected timing of our next payment. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus LLC or Cactus Inc.
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
9.Equity
As of March 31, 2021, Cactus Inc. owned 71.8% of Cactus LLC as compared to 63.3% as of December 31, 2020. As of March 31, 2021, Cactus Inc. had outstanding 54.3 million shares of Class A common stock (representing 71.8% of the total voting power) and 21.4 million shares of Class B common stock (representing 28.2% of the total voting power).

Redemptions of CW Units
Pursuant to the First Amended and Restated Limited Liability Company Operating Agreement of Cactus Wellhead, LLC (the “Cactus Wellhead LLC Agreement”), holders of CW Units are entitled to redeem their CW Units, which results in additional Class A common stock outstanding. Since our IPO in February 2018, 39.2 million CW Units and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock.
On March 9, 2021, Cactus Inc. entered into an underwriting agreement with Cactus LLC, certain selling stockholders of Cactus (the “Selling Stockholders”) and the underwriters named therein, providing for the offer and sale by the Selling Stockholders (the “2021 Secondary Offering”) of up to 6,325,000 shares of Class A common stock, including up to 825,000 shares of Class A common stock that may be issued and sold to cover overallotments, if any, at a price to the underwriters of $30.555 per share. On March 12, 2021, in connection with the 2021 Secondary Offering, certain of the Selling Stockholders exercised their right to redeem 6,272,500 CW Units, together with a corresponding number of shares of Class B common stock, as provided in the Cactus Wellhead LLC Agreement. Upon the closing of the 2021 Secondary Offering, Cactus Inc. acquired the redeemed CW Units and a corresponding number of shares of Class B common stock (which shares of Class B common stock were then cancelled) and issued 6,272,500 new shares of Class A common stock to the underwriters at the direction of the redeeming Selling Stockholders, as provided in the Cactus Wellhead LLC Agreement. In addition, certain other Selling Stockholders sold 52,500 shares of Class A common stock in the 2021 Secondary Offering, which shares were owned by them directly as of the time of the 2021 Secondary Offering. Cactus did not receive any of the proceeds from the sale of common stock in the 2021 Secondary Offering and incurred $0.4 million in expenses which were recorded in other expense, net, in the consolidated statement of income. Additionally, we recognized a $5.1 million tax benefit for a partial valuation allowance release related to the realizable portion of the deferred tax asset resulting from the redemption of CW Units pursuant to the 2021 Secondary Offering. No CW Unit redemptions occurred during the three months ended March 31, 2020.
Dividends
Cash dividends of $0.09 per share of Class A common stock declared and paid during the three months ended March 31, 2021 totaled $4.4 million and $4.5 million, respectively, compared to $4.3 million for the three months ended March 31, 2020. Dividends accrue on unvested equity-based awards on the date of record and are paid upon vesting. During the three months ended March 31, 2021, $0.2 million of previously accrued dividends was paid to holders of restricted stock units that vested during the period as compared to only a de minimis amount of dividends paid during the three months ended March 31, 2020 upon vesting. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to the owners of CW Units other than Cactus Inc. for any dividends declared on our Class A common stock. See further discussion of the distributions below under “Member Distributions.”
Member Distributions
Distributions made by Cactus LLC are generally required to be made pro rata among all its members. For the three months ended March 31, 2021, Cactus LLC distributed $4.2 million to Cactus Inc. to fund its dividend payments and made pro rata distributions to the other members totaling $1.7 million over the same period. During the three months ended March 31, 2020, Cactus LLC distributed $3.7 million to Cactus Inc. to fund its dividend payments and made pro rata distributions to the other members totaling $2.2 million.
Limitation of Members’ Liability
Under the terms of the Cactus Wellhead LLC Agreement, the members of Cactus LLC are not obligated for debt, liabilities, contracts or other obligations of Cactus LLC. Profits and losses are allocated to members as defined in the Cactus Wellhead LLC Agreement.
10.Commitments and Contingencies
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
We use the if-converted method to determine the potential dilutive effect of outstanding CW Units (and corresponding shares of outstanding Class B common stock), the treasury stock method to determine the potential dilutive effect of unvested restricted stock units assuming that the proceeds will be used to purchase shares of Class A common stock and the contingently issuable share method to determine the potential dilutive effect of unvested performance share units.
The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income attributable to Cactus Inc.—basic	$11,559	$18,983
Net income attributable to non-controlling interest (1)	2,874	11,166
Net income attributable to Cactus Inc.—diluted (1)	$14,433	$30,149
Denominator:
Weighted average Class A shares outstanding—basic	49,166	47,270
Effect of dilutive shares (2)	26,608	28,125
Weighted average Class A shares outstanding—diluted (2)	75,774	75,395

Earnings per Class A share—basic	$0.24	$0.40
Earnings per Class A share—diluted (1) (2)	$0.19	$0.40
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 25% for the three months ended March 31, 2021 and 26% for the three months ended March 31, 2020.
(2)Diluted earnings per share for the three months ended March 31, 2021 includes 26.3 million of weighted average shares of Class B common stock outstanding assuming conversion and the dilutive effect of restricted stock unit and performance share unit awards. Diluted earnings per share for the three months ended March 31, 2020 includes 28.0 million weighted average shares of Class B common stock outstanding assuming conversion and the dilutive effect of restricted stock unit awards.

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
We operate in one business segment. Our revenues are derived from three sources: products, rentals, and field service and other. Product revenues are primarily derived from the sale of wellhead systems and production trees. Rental revenues are primarily derived from the rental and associated repair of equipment used for well control during the completion process as well as the rental of drilling tools. Field service and other revenues are primarily earned when we provide installation and other field services for both product sales and equipment rental. Additionally, other revenues are derived from providing repair and reconditioning services to customers that have previously installed wellheads or production trees on their wellsite. Items sold or rented generally have an associated service component. As a result, there is a close correlation between field service and other revenues and revenues from product sales and rentals.
During the three months ended March 31, 2021, we derived 61% of total revenues from the sale of our products, 15% of total revenues from rental and 24% of total revenues from field service and other. During the three months ended March 31, 2020, we derived 57% of total revenues from the sale of our products, 23% of total revenues from rental and 20% of total revenues from field service and other. We have predominantly domestic operations, with a small amount of sales in Australia.
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
The key market factors impacting our product sales are the number of wells drilled and placed on production, as each well requires an individual wellhead assembly and, at some time after completion, the installation of an associated production tree. We measure our product sales activity levels against our competitors by the number of rigs that we are supporting on a monthly basis, as it is correlated to wells drilled. Each active drilling rig produces different levels of revenue based on the customer’s drilling plan, which includes factors such as the number of wells drilled per pad, the time taken to drill each well, the number and size of casing strings, the working pressure, material selection and the complexity of the wellhead system chosen by the customer and the rate at which production trees are eventually deployed. All of these factors may be influenced by the oil and gas region in which the customer is operating. While these factors may lead to differing revenues per rig, we have historically been able to broadly forecast our product needs and anticipated revenue levels based on general trends in a given region and with a specific customer. Increases in horizontal wells drilled as a percentage of total wells drilled, the shift towards pad drilling, and an increase in the number of wells drilled per rig are all favorable trends that we believe enhance the demand for our products relative to the active rig count.
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
Recent Developments and Trends
During the three months ended March 31, 2021, the weekly average U.S. onshore rig count as reported by Baker Hughes was
377 rigs compared to 295 rigs for the three months ended December 31, 2020 and 763 rigs for the three months ended March 31, 2020. The increase in commodity prices beginning late in 2020 and into 2021 has led to meaningful increases in the level of U.S. onshore drilling activity since bottoming in August of 2020 at 230 rigs. As of April 30, 2021, the U.S. onshore rig count was 426.
The ongoing COVID-19 pandemic negatively impacted our business and revenues beginning in March 2020 and has continued to have an adverse impact. The inability to control the spread of the virus, the emergence of variants and another resurgence of cases in the U.S. and worldwide has prolonged travel restrictions, school closures, reduced businesses operations and stay-at-home orders. As vaccines have begun to be administered all over the world, oil prices have shown significant improvement, trading above $60 per barrel in April 2021. Even with these recent increases in commodity prices, our customers’ activity continues to be significantly lower than 2019 and early 2020 levels, resulting in reduced demand for our products and services. However, we are cautiously optimistic regarding signs of recovery and have seen growth and improvement in our business and revenues in the first quarter of 2021.
In response to the drop in demand and customer activity in 2020, we had implemented certain workforce, wage and capital expenditure reductions throughout last year. Given the significant service component of our business, we adjusted our headcount to reflect activity levels and by mid-year 2020, we had reduced our global workforce by almost half. As demand and activity started showing signs of recovery in late 2020, we began rehiring our associates and have added over 100 associates during the first three months of 2021 with plans to continue adding more as demand dictates. In January 2021, we reinstated approximately 50% of the wage and salary reductions that were implemented in 2020 with the remainder reinstated effective April 2021. As we add field service and other branch personnel, we have been adding fleet vehicles accordingly. We continue to actively review all opportunities to manage costs and efficiently deploy capital relative to market conditions. Our required capital expenditures have historically tended to be lower than most other oilfield service providers due to the asset-lite nature of our business model.
Over the past year, there has been an increase in large-scale merger and acquisition activity among exploration and production (“E&P”) companies that operate in the United States. These transactions may be driven in part by an effort to reduce the cost of hydrocarbon production per barrel equivalent and increase overall company efficiencies. These transactions generally increase the size and scale of the counterparties involved, which may provide better access to capital and lead to a healthier overall industry. We have historically focused on providing our products and services to large and well capitalized customers. Consolidation of E&P companies presents both risks and opportunities depending on a number of factors, primarily whether the companies involved are existing customers.
Increased Raw Material and Freight Costs
Our ability to source low cost raw materials and components, such as steel plate, tube and bar stock, forgings and machined components is critical to our ability to successfully compete. Due to a shortage of steel caused primarily by production disruptions during the pandemic, steel prices have recently escalated. Additionally, freight costs, specifically ocean freight costs, have risen due to a number of factors including, but not limited to, a shortage of shipping containers, congested seaports, capacity constraints on vessels and lockdowns in certain markets. We believe many of these cost increases are temporary and as supply catches up with the pent-up demand created by the pandemic and the resulting economic slowdown in 2020, prices should normalize. However, we cannot be certain if this will occur before the end of the year or at all, nor can we be confident that prices will return to their historic lows. As such, our results of operations may be adversely affected by these rising costs to the extent we are unable to recoup them from our customers.

Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is contained in our 2020 Annual Report on Form 10-K. There have not been any changes in our critical accounting policies since December 31, 2020.
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
Three Months Ended March 31, 2021 Compared to Three Months Ended December 31, 2020

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended
	March 31, 2021	December 31, 2020	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$51,956	$43,020	$8,936	20.8%
Rental revenue	12,489	8,590	3,899	45.4
Field service and other revenue	19,972	16,480	3,492	21.2
Total revenues	84,417	68,090	16,327	24.0
Costs and expenses
Cost of product revenue	36,521	29,752	6,769	22.8
Cost of rental revenue	12,171	9,416	2,755	29.3
Cost of field service and other revenue	14,463	11,523	2,940	25.5
Selling, general and administrative expenses	9,627	8,976	651	7.3
Total costs and expenses	72,782	59,667	13,115	22.0
Income from operations	11,635	8,423	3,212	38.1

Interest expense, net	(152)	(150)	(2)	1.3
Other expense, net	(406)	—	(406)	nm
Income before income taxes	11,077	8,273	2,804	33.9
Income tax expense (benefit)	(4,059)	2,137	(6,196)	nm
Net income	$15,136	$6,136	$9,000	nm
Less: net income attributable to non-controlling interest	3,577	2,934	643	21.9%
Net income attributable to Cactus Inc.	$11,559	$3,202	$8,357	nm
nm = not meaningful
Revenues
Product revenue for the three months ended March 31, 2021 was $52.0 million, an increase of $8.9 million, or 21%, from $43.0 million for the three months ended December 31, 2020. The increase was primarily related to increased sales of wellhead and production related equipment resulting from higher drilling and completion activity by our customers in response to increasing oil prices.
Rental revenue for the three months ended March 31, 2021 was $12.5 million, an increase of $3.9 million, or 45%, from $8.6 million for the three months ended December 31, 2020. The increase was primarily attributable to greater customer completion activity and an increase in their use of our innovative technologies.

Field service and other revenue for the three months ended March 31, 2021 was $20.0 million, an increase of $3.5 million, or 21%, from $16.5 million for the three months ended December 31, 2020. The increase was mainly due to increased billable hours and ancillary services as a result of the rise in overall customer activity during the quarter despite adverse weather conditions experienced in February 2021.
Costs and expenses
Cost of product revenue for the three months ended March 31, 2021 was $36.5 million, an increase of $6.8 million, or 23%, from $29.8 million for the three months ended December 31, 2020. The increase was primarily attributable to the increase in product sales but also due to increased costs associated with tariffs, materials, freight and wages.
Cost of rental revenue for the three months ended March 31, 2021 was $12.2 million, an increase of $2.8 million, or 29%, from $9.4 million for the three months ended December 31, 2020. The increase was mainly the result of higher repair and equipment reactivation costs as well as higher branch expenses resulting from significant growth in our rental activities.
Cost of field service and other revenue for the three months ended March 31, 2021 was $14.5 million, an increase of $2.9 million, or 26%, from $11.5 million for the three months ended December 31, 2020. The increase was primarily related to increased personnel costs associated with the addition of field and branch personnel as activity recovers as well as a partial reinstatement of the 2020 wage reductions.
Selling, general and administrative expenses for the three months ended March 31, 2021 were $9.6 million, an increase of $0.7 million, or 7%, from $9.0 million for the three months ended December 31, 2020. The increase was primarily due to higher personnel costs primarily related to higher salaries, payroll taxes and accrual for annual incentive bonuses based on current year targets. The first quarter of 2021 included a partial rollback of the 2020 wage and salary reductions as well as a modest increase in personnel.
Other expense, net. Other expense for the three months ended March 31, 2021 of $0.4 million related to professional fees and other expenses associated with the 2021 Secondary Offering. There were no such expenses in the fourth quarter of 2020.
Income tax expense (benefit). Income tax benefit for the three months ended March 31, 2021 was $4.1 million compared to income tax expense of $2.1 million for the three months ended December 31, 2020. The income tax benefit for the first quarter of 2021 included a $5.1 million benefit associated with a partial valuation allowance release and a $1.1 million benefit associated with permanent differences related to equity compensation. The partial valuation allowance release was recorded in conjunction with the redemption of CW Units as part of the 2021 Secondary Offering, allowing a portion of our deferred tax asset from our investment in Cactus LLC to become realizable.
Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus LLC. Income allocated to the non-controlling interest is not subject to U.S. federal or state tax.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$51,956	$87,031	$(35,075)	(40.3)%
Rental revenue	12,489	36,163	(23,674)	(65.5)
Field service and other revenue	19,972	30,945	(10,973)	(35.5)
Total revenues	84,417	154,139	(69,722)	(45.2)
Costs and expenses
Cost of product revenue	36,521	56,135	(19,614)	(34.9)
Cost of rental revenue	12,171	19,339	(7,168)	(37.1)
Cost of field service and other revenue	14,463	23,811	(9,348)	(39.3)
Selling, general and administrative expenses	9,627	13,662	(4,035)	(29.5)
Severance expenses	—	1,007	(1,007)	nm
Total costs and expenses	72,782	113,954	(41,172)	(36.1)
Income from operations	11,635	40,185	(28,550)	(71.0)

Interest income (expense), net	(152)	410	(562)	nm
Other expense, net	(406)	—	(406)	nm
Income before income taxes	11,077	40,595	(29,518)	(72.7)
Income tax expense	(4,059)	7,497	(11,556)	nm
Net income	$15,136	$33,098	$(17,962)	(54.3)
Less: net income attributable to non-controlling interest	3,577	14,115	(10,538)	(74.7)
Net income attributable to Cactus Inc.	$11,559	$18,983	$(7,424)	(39.1)%
nm = not meaningful
Revenues
Product revenue was $52.0 million in the first quarter of 2021 compared to $87.0 million in the first quarter of 2020. The decrease of $35.1 million, representing a 40% reduction from the prior year, was the result of lower sales of wellhead and production related equipment resulting from lower drilling and completion activity in 2021 by our customers. Our first quarter 2020 results were only partially impacted by the industry downturn resulting from depressed commodity prices exacerbated by the COVID-19 pandemic.
Rental revenue of $12.5 million in the first quarter of 2021 decreased $23.7 million, or 65%, from $36.2 million in the first quarter of 2020. The decrease was primarily due to reduced drilling and completion activity by our customers resulting from depressed energy demand.
Field service and other revenue was $20.0 million in the first quarter of 2021, a decrease of $11.0 million, or 35%, from $30.9 million in the first quarter of 2020. The decrease was attributable to lower customer activity compared to the prior year, resulting in lower billable hours and ancillary services.
Costs and expenses
Cost of product revenue for the first quarter of 2021 was $36.5 million, a decrease of $19.6 million, or 35%, from $56.1 million for the first quarter of 2020. The decrease was largely attributable to the reduction in product sales.

Cost of rental revenue of $12.2 million for the first quarter of 2021 decreased $7.2 million, or 37%, from $19.3 million for the first quarter of 2020. The decrease was primarily attributable to lower repair costs, decreased scrap and rework expense and lower depreciation expenses on our rental fleet as well as other savings resulting from lower activity.
Cost of field service and other revenue was $14.5 million for the first quarter of 2021, a decrease of $9.3 million, or 39%, from $23.8 million for the first quarter of 2020. The decrease was mainly related to lower payroll costs associated with fewer field and branch personnel compared to 2020 as well as lower depreciation, fuel and repair expenses on a reduced fleet of vehicles.
Selling, general and administrative expenses for the first quarter of 2021 were $9.6 million compared to $13.7 million for the first quarter of 2020. The $4.0 million decrease was largely attributable to lower personnel costs primarily related to headcount and wage and salary reductions effective after the first quarter of 2020 as well as a reduction in foreign currency losses and credit loss reserves.
Severance expenses in the first quarter of 2020 of $1.0 million were due to severance benefits associated with headcount reductions announced during the quarter.
Interest income (expense), net. Interest expense, net for the first quarter of 2021 was $0.2 million compared to interest income, net of $0.4 million for the first quarter of 2020. The increase in expense from 2020 was primarily due to lower interest income on cash invested as a result of lower interest rates in 2021.
Other expense, net. Other expense for the first quarter of 2021 of $0.4 million related to professional fees and other expenses associated with the 2021 Secondary Offering. There were no such expenses in the first quarter of 2020.
Income tax expense (benefit). Income tax benefit for the first quarter of 2021 was $4.1 million compared to income tax expense of $7.5 million for the first quarter of 2020. The income tax benefit for the first quarter of 2021 included a $5.1 million benefit associated with a partial valuation allowance release and a $1.1 million benefit associated with permanent differences related to equity compensation. The partial valuation allowance release was recorded in conjunction with the redemption of CW Units as part of the 2021 Secondary Offering, allowing a portion of our deferred tax asset from our investment in Cactus LLC to become realizable.
Liquidity and Capital Resources
At March 31, 2021, we had $292.0 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under our ABL Credit Facility. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of March 31, 2021, we had no borrowings outstanding under our ABL Credit Facility and $63.7 million of available borrowing capacity. Additionally, we were in compliance with the covenants of the ABL Credit Facility as of March 31, 2021.
We believe that our existing cash on hand, cash generated from operations and available borrowings under our ABL Credit Facility will be sufficient for at least the next 12 months to meet working capital requirements, anticipated capital expenditures, expected payments related to the TRA, anticipated tax liabilities and dividends to holders of our Class A common stock as well as pro rata cash distributions to the holders of CW Units other than Cactus Inc.
For the three months ended March 31, 2021, net capital expenditures totaled $2.0 million, which were primarily related to rental fleet investments, particularly upgrades associated with our innovative technologies. We currently estimate our net capital expenditures for the year ending December 31, 2021 will range from $10 million to $15 million. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, available capacity in existing locations, prevailing economic conditions, market conditions in the E&P industry, customers’ forecasts, volatility and company initiatives.
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

Cash Flows
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$15,747	$45,161
Net cash used in investing activities	(2,028)	(8,338)
Net cash used in financing activities	(10,483)	(9,604)
Net cash provided by operating activities was $15.7 million and $45.2 million for the three months ended March 31, 2021 and 2020, respectively. Operating cash flows for 2021 decreased from 2020 primarily due to a decrease in net income adjusted for certain noncash items.
Net cash used in investing activities was $2.0 million and $8.3 million for the three months ended March 31, 2021 and 2020, respectively. The decrease was primarily due to lower capital expenditures associated with our rental fleet in 2021 due to reductions in planned purchases announced earlier this year.
Net cash used in financing activities was $10.5 million and $9.6 million for the three months ended March 31, 2021 and 2020, respectively. The increase was attributable to a $1.8 million increase in share repurchases from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period and a $0.2 million increase in dividend payments offset by a $0.6 million reduction in payments on finance leases and a $0.5 million decrease in Cactus LLC member distributions.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2020 Annual Report. Our exposure to market risk has not changed materially since December 31, 2020.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.   Risk Factors.
In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2020 Annual Report and the risk factors and other cautionary statements contained in our other filings with the Securities and Exchange Commission, which could materially affect our business, results of operations, financial condition or cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition or cash flows. There have been no material changes in our risk factors from those described in our 2020 Annual Report or our other Securities and Exchange Commission filings.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchase of Class A common stock during the three months ended March 31, 2021 (in whole shares).

Period	Total number of shares purchased (1)	Average price paid per share (2)
January 1-31, 2021	—	$—
February 1-28, 2021	38,916	29.03
March 1-31, 2021	61,185	32.82
Total	100,101	$31.35
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
10.1
Amended and Restated Stockholder’s Agreement dated as of March 24, 2021, by and between Cactus, Inc. and Cactus WH Enterprises, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on March 29, 2021)

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

Cactus, Inc.

May 6, 2021	By:	/s/ Scott Bender
Date		Scott Bender President, Chief Executive Officer and Director (Principal Executive Officer)

May 6, 2021	By:	/s/ Stephen Tadlock
Date		Stephen Tadlock Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)