Form 10-Q
period 2021-06-30
Cactus, Inc.
filed 2021-07-29
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of July 26, 2021, the registrant had 58,038,349 shares of Class A common stock, $0.01 par value per share, and 17,665,021 shares of Class B common stock, $0.01 par value per share, outstanding.

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
•inland and ocean shipping costs and the availability of containers and vessels from China;
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
ii

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2021	December 31, 2020
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$309,082	$288,659
Accounts receivable, net of allowance of $630 and $598, respectively	71,825	44,068
Inventories	88,382	87,480
Prepaid expenses and other current assets	4,490	4,935
Total current assets	473,779	425,142
Property and equipment, net	136,183	142,825
Operating lease right-of-use assets, net	22,662	21,994
Goodwill	7,824	7,824
Deferred tax asset, net	303,187	216,603
Other noncurrent assets	1,115	1,206
Total assets	$944,750	$815,594
Liabilities and Equity
Current liabilities
Accounts payable	$33,505	$20,163
Accrued expenses and other current liabilities	21,379	11,392
Current portion of liability related to tax receivable agreement	9,290	9,290
Finance lease obligations, current portion	4,770	3,823
Operating lease liabilities, current portion	4,616	4,247
Total current liabilities	73,560	48,915
Deferred tax liability, net	587	786
Liability related to tax receivable agreement, net of current portion	275,883	195,061
Finance lease obligations, net of current portion	5,328	2,240
Operating lease liabilities, net of current portion	18,217	17,822
Total liabilities	373,575	264,824
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 58,038 and 47,713 shares issued and outstanding	580	477
Class B common stock, $0.01 par value, 215,000 shares authorized, 17,665 and 27,655 shares issued and outstanding	—	—
Additional paid-in capital	278,505	202,077
Retained earnings	162,668	150,086
Accumulated other comprehensive income	217	330
Total stockholders’ equity attributable to Cactus Inc.	441,970	352,970
Non-controlling interest	129,205	197,800
Total stockholders’ equity	571,175	550,770
Total liabilities and equity	$944,750	$815,594
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Product revenue	$70,345	$40,893	$122,301	$127,924
Rental revenue	14,644	11,535	27,133	47,698
Field service and other revenue	23,904	14,120	43,876	45,065
Total revenues	108,893	66,548	193,310	220,687
Costs and expenses
Cost of product revenue	48,100	25,962	84,621	82,097
Cost of rental revenue	14,403	10,675	26,574	30,014
Cost of field service and other revenue	17,692	11,486	32,155	35,297
Selling, general and administrative expenses	11,384	8,693	21,011	22,355
Severance expenses	—	857	—	1,864
Total costs and expenses	91,579	57,673	164,361	171,627
Income from operations	17,314	8,875	28,949	49,060

Interest income (expense), net	(181)	223	(333)	633
Other income (expense), net	(1,004)	1,310	(1,410)	1,310
Income before income taxes	16,129	10,408	27,206	51,003
Income tax expense (benefit)	1,355	1,313	(2,704)	8,810
Net income	$14,774	$9,095	$29,910	$42,193
Less: net income attributable to non-controlling interest	4,381	3,067	7,958	17,182
Net income attributable to Cactus Inc.	$10,393	$6,028	$21,952	$25,011

Earnings per Class A share - basic	$0.19	$0.13	$0.42	$0.53
Earnings per Class A share - diluted	$0.18	$0.11	$0.37	$0.51

Weighted average Class A shares outstanding - basic	55,048	47,436	52,124	47,353
Weighted average Class A shares outstanding - diluted	75,997	75,367	75,955	75,347
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net income	$14,774	$9,095	$29,910	$42,193
Foreign currency translation adjustments	(82)	879	(275)	(204)
Comprehensive income	$14,692	$9,974	$29,635	$41,989
Less: comprehensive income attributable to non-controlling interest	4,337	3,448	7,796	17,095
Comprehensive income attributable to Cactus Inc.	$10,355	$6,526	$21,839	$24,894
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at March 31, 2021	54,317	$543	21,383	$—	$247,875	$157,286	$255	$153,091	$559,050
Member distributions	—	—	—	—	—	—	—	(1,886)	(1,886)
Effect of CW Unit redemptions	3,718	37	(3,718)	—	26,912	—	—	(26,949)	—
Tax impact of equity transactions	—	—	—	—	1,931	—	—	—	1,931
Equity award vestings	3	—	—	—	(19)	—	—	(17)	(36)
Other comprehensive loss	—	—	—	—	—	—	(38)	(44)	(82)
Stock-based compensation	—	—	—	—	1,806	—	—	629	2,435
Cash dividends declared ($0.09 per share)	—	—	—	—	—	(5,011)	—	—	(5,011)
Net income	—	—	—	—	—	10,393	—	4,381	14,774
Balance at June 30, 2021	58,038	$580	17,665	$—	$278,505	$162,668	$217	$129,205	$571,175

Balance at March 31, 2020	47,398	$474	27,958	$—	$195,381	$147,670	$(1,067)	$199,968	$542,426
Member distributions	—	—	—	—	—	—	—	(2,509)	(2,509)
Effect of CW Unit redemptions	74	1	(74)	—	539	—	—	(540)	—
Tax impact of equity transactions	—	—	—	—	156	—	—	—	156
Equity award vestings	6	—	—	—	3	—	—	(32)	(29)
Other comprehensive income	—	—	—	—	—	—	498	381	879
Stock-based compensation	—	—	—	—	1,405	—	—	826	2,231
Cash dividends declared ($0.09 per share)	—	—	—	—	—	(4,342)	—	—	(4,342)
Net income	—	—	—	—	—	6,028	—	3,067	9,095
Balance at June 30, 2020	47,478	$475	27,884	$—	$197,484	$149,356	$(569)	$201,161	$547,907
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2020	47,713	$477	27,655	$—	$202,077	$150,086	$330	$197,800	$550,770
Member distributions	—	—	—	—	—	—	—	(3,560)	(3,560)
Effect of CW Unit redemptions	9,990	100	(9,990)	—	71,911	—	—	(72,011)	—
Tax impact of equity transactions	—	—	—	—	2,436	—	—	—	2,436
Equity award vestings	335	3	—	—	(1,067)	—	—	(2,110)	(3,174)
Other comprehensive loss	—	—	—	—	—	—	(113)	(162)	(275)
Stock-based compensation	—	—	—	—	3,148	—	—	1,290	4,438
Cash dividends declared ($0.18 per share)	—	—	—	—	—	(9,370)	—	—	(9,370)
Net income	—	—	—	—	—	21,952	—	7,958	29,910
Balance at June 30, 2021	58,038	$580	17,665	$—	$278,505	$162,668	$217	$129,205	$571,175

Balance at December 31, 2019	47,159	$472	27,958	$—	$194,456	$132,990	$(452)	$188,929	$516,395
Member distributions	—	—	—	—	—	—	—	(4,712)	(4,712)
Effect of CW Unit redemptions	74	1	(74)	—	539	—	—	(540)	—
Tax impact of equity transactions	—	—	—	—	62	—	—	—	62
Equity award vestings	245	2	—	—	(218)	—	—	(1,170)	(1,386)
Other comprehensive loss	—	—	—	—	—	—	(117)	(87)	(204)
Stock-based compensation	—	—	—	—	2,645	—	—	1,559	4,204
Cash dividends declared ($0.18 per share)	—	—	—	—	—	(8,645)	—	—	(8,645)
Net income	—	—	—	—	—	25,011	—	17,182	42,193
Balance at June 30, 2020	47,478	$475	27,884	$—	$197,484	$149,356	$(569)	$201,161	$547,907
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash flows from operating activities
Net income	$29,910	$42,193
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	18,352	21,500
Deferred financing cost amortization	84	84
Stock-based compensation	4,438	4,204
Provision for expected credit losses	149	574
Inventory obsolescence	1,566	2,322
Gain on disposal of assets	(613)	(438)
Deferred income taxes	(4,506)	5,565
(Gain) loss from revaluation of liability related to tax receivable agreement	1,004	(1,310)
Changes in operating assets and liabilities:
Accounts receivable	(27,858)	42,039
Inventories	(2,569)	17,076
Prepaid expenses and other assets	499	2,619
Accounts payable	12,774	(25,686)
Accrued expenses and other liabilities	9,999	(8,193)
Net cash provided by operating activities	43,229	102,549

Cash flows from investing activities
Capital expenditures and other	(5,461)	(18,902)
Proceeds from sale of assets	1,108	2,352
Net cash used in investing activities	(4,353)	(16,550)

Cash flows from financing activities
Payments on finance leases	(2,479)	(3,265)
Dividends paid to Class A common stock shareholders	(9,426)	(8,568)
Distributions to members	(3,560)	(4,712)
Repurchases of shares	(3,174)	(1,385)
Net cash used in financing activities	(18,639)	(17,930)

Effect of exchange rate changes on cash and cash equivalents	186	1

Net increase in cash and cash equivalents	20,423	68,070

Cash and cash equivalents
Beginning of period	288,659	202,603
End of period	$309,082	$270,673

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Property and equipment acquired under finance leases	$6,582	$1,896
Property and equipment in payables	$694	$808
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
2.Concentrations, Risks and Uncertainties
Significant Customers
Our customers are oil and natural gas exploration and production companies located primarily in the U.S. as well as Australia. For the six months ended June 30, 2021, one customer represented 13% of our consolidated revenues. For the six months ended June 30, 2020, no customer represented 10% or more of our consolidated revenues.
Significant Vendors
The principal raw materials used in the manufacture of our products and rental equipment include forgings and plate, tube and bar stock. In addition, we require accessory items (such as elastomers, ring gaskets, studs and nuts) and machined components and assemblies. We purchase these items from vendors primarily located in the United States, China, India and Australia. For the six months ended June 30, 2021 and 2020, we purchased approximately $6.9 million and $4.7 million, respectively, from a single vendor, representing approximately 10% and 7%, respectively, of our total third-party vendor purchases of raw materials, finished products, components, equipment, machining and other services. Amounts due to this vendor included in accounts payable in the consolidated balance sheets as of June 30, 2021 and December 31, 2020 totaled $1.3 million and $1.5 million, respectively.

COVID-19
The ongoing COVID-19 pandemic negatively impacted our business and revenues beginning in 2020, contributing to an approximately 45% decrease in revenues from the year ended December 31, 2019 to the year ended December 31, 2020. OPEC production cuts as well as increased oil demand primarily related to increasing vehicle and airline travel have led to higher oil prices, which ultimately drives our customers’ level of spending. As we have realized increased levels of demand for our products and services, we have rolled back most of the personnel-related cost cutting measures that were implemented throughout 2020. Specifically, we are adding back to our workforce population and have added over 200 associates in the first six months of 2021. Additionally, we rolled back the salary and wage reductions implemented in 2020 in the U.S., including our executives, with approximately 50% restored in January 2021 and the remainder in April 2021.
3.Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are oil and gas companies located predominately in the U.S. Our receivables are short-term in nature and typically due in 30 to 45 days. We do not accrue interest on delinquent receivables. Accounts receivable includes amounts billed and currently due from customers and unbilled amounts for products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of June 30, 2021 and December 31, 2020 was $15.4 million and $8.7 million, respectively.
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

	Balance at Beginning of Period	Expense	Write off	Balance at End of Period
Six Months Ended June 30, 2021	$598	$149	$(117)	$630
Six Months Ended June 30, 2020	837	574	(141)	1,270
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

	June 30, 2021	December 31, 2020
Raw materials	$1,774	$2,003
Work-in-progress	3,921	3,598
Finished goods	82,687	81,879
	$88,382	$87,480

5.Property and Equipment, net
Property and equipment are stated at cost. We manufacture or construct most of our rental assets. During the manufacture of these assets, they are reflected as construction in progress until complete. Property and equipment consists of the following:

	June 30, 2021	December 31, 2020
Land	$3,203	$3,203
Buildings and improvements	22,110	21,935
Machinery and equipment	58,211	57,726
Vehicles under finance lease	20,551	14,371
Rental equipment	177,644	172,012
Furniture and fixtures	1,780	1,780
Computers and software	3,528	3,530
Gross property and equipment	287,027	274,557
Less: Accumulated depreciation	(164,607)	(147,221)
Net property and equipment	122,420	127,336
Construction in progress	13,763	15,489
Total property and equipment, net	$136,183	$142,825
6.Debt
We had no debt outstanding as of June 30, 2021 and December 31, 2020.
On August 21, 2018, Cactus LLC entered into a five-year senior secured asset-based revolving credit facility with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for such lenders and as an issuing bank and swingline lender (the “ABL Credit Facility”). The ABL Credit Facility was amended in September 2020 and provides for up to $75.0 million in revolving commitments, up to $15.0 million of which is available for the issuance of letters of credit. The maximum amount that Cactus LLC may borrow under the ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments. We were in compliance with all covenants under the ABL Credit Facility as of June 30, 2021.
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

We disaggregate revenue into three categories: product revenues, rental revenues and field service and other revenues. We have predominately domestic operations, with a small amount of sales in Australia. The following table presents our revenues disaggregated by category:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Product revenue	$70,345	65%	$40,893	62%	$122,301	63%	$127,924	58%
Rental revenue	14,644	13%	11,535	17%	27,133	14%	47,698	22%
Field service and other revenue	23,904	22%	14,120	21%	43,876	23%	45,065	20%
Total revenue	$108,893	100%	$66,548	100%	$193,310	100%	$220,687	100%
At June 30, 2021, we had a deferred revenue balance of $1.0 million compared to the December 31, 2020 balance of $1.1 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of June 30, 2021, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.
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
The TRA liability is calculated by determining the amount of basis subject to the TRA (“tax basis”) and applying a blended tax rate to that basis and then calculating the iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other income (expense), net. As of June 30, 2021, the total liability from the TRA was $285.2 million with $9.3 million reflected in current liabilities based on the expected timing of our next payment. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus LLC or Cactus Inc.
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
9.Equity
As of June 30, 2021, Cactus Inc. owned 76.7% of Cactus LLC as compared to 63.3% as of December 31, 2020. As of June 30, 2021, Cactus Inc. had outstanding 58.0 million shares of Class A common stock (representing 76.7% of the total voting power) and 17.7 million shares of Class B common stock (representing 23.3% of the total voting power).

Redemptions of CW Units
Pursuant to the First Amended and Restated Limited Liability Company Operating Agreement of Cactus Wellhead, LLC (the “Cactus Wellhead LLC Agreement”), holders of CW Units are entitled to redeem their CW Units, which results in additional Class A common stock outstanding. Since our IPO in February 2018, 42.9 million CW Units and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock.
On June 17, 2021, Cadent Energy Partners II, L.P. (“Cadent”) transferred ownership of 944,093 CW Units, together with a corresponding number of shares of Class B common stock, to various Cadent-affiliated entities. Cadent then redeemed its remaining 3.3 million CW Units, together with a corresponding number of shares of Class B common stock, as provided in the Cactus Wellhead LLC Agreement. The redeemed CW Units (and the corresponding shares of Class B common stock) were cancelled and Cactus Inc. issued 3.3 million new shares of Class A common stock to Cadent, which then distributed such shares to its limited partners. Cactus received no proceeds from these events, and there was no change in the combined number of voting shares of Cactus, Inc. outstanding. In addition to the redemption by Cadent, 425,433 CW Units were redeemed in exchange for shares of Class A common stock during the three months ended June 30, 2021. We recorded an increase in additional paid-in capital with a corresponding decrease in the non-controlling interest in equity of $26.9 million and an increase in the TRA liability of $33.1 million resulting from the redemption of CW Units during the second quarter of 2021. Additionally, we recognized a $3.0 million tax benefit for the partial valuation release related to the realizable portion of the deferred tax assets.
On March 9, 2021, Cactus Inc. entered into an underwriting agreement with Cactus LLC, certain selling stockholders of Cactus (the “Selling Stockholders”) and the underwriters named therein, providing for the offer and sale by the Selling Stockholders (the “2021 Secondary Offering”) of up to 6,325,000 shares of Class A common stock, including up to 825,000 shares of Class A common stock that may be issued and sold to cover overallotments, if any, at a price to the underwriters of $30.555 per share. On March 12, 2021, in connection with the 2021 Secondary Offering, certain of the Selling Stockholders exercised their right to redeem 6,272,500 CW Units, together with a corresponding number of shares of Class B common stock, as provided in the Cactus Wellhead LLC Agreement. Upon the closing of the 2021 Secondary Offering, Cactus Inc. acquired the redeemed CW Units and a corresponding number of shares of Class B common stock (which shares of Class B common stock were then cancelled) and issued 6,272,500 new shares of Class A common stock to the underwriters at the direction of the redeeming Selling Stockholders, as provided in the Cactus Wellhead LLC Agreement. In addition, certain other Selling Stockholders sold 52,500 shares of Class A common stock in the 2021 Secondary Offering, which shares were owned by them directly as of the time of the 2021 Secondary Offering. Cactus did not receive any of the proceeds from the sale of common stock in the 2021 Secondary Offering and incurred $0.4 million in expenses which were recorded in other expense, net, in the consolidated statement of income. We recorded an increase in additional paid-in capital with a corresponding decrease in the non-controlling interest in equity of approximately $45.0 million and an increase in the TRA liability of $46.7 million resulting from the redemption of CW Units pursuant to the 2021 Secondary Offering. Additionally, we recognized a $5.1 million tax benefit for a partial valuation allowance release related to the realizable portion of the deferred tax asset.
During the three and six months ended June 30, 2020, 74,413 CW Units were redeemed in exchange for Class A common stock.
Dividends
Aggregate cash dividends of $0.18 per share of Class A common stock declared and paid during the six months ended June 30, 2021 totaled $9.4 million compared to $8.6 million for the six months ended June 30, 2020. Dividends accrue on unvested equity-based awards on the date of record and are paid upon vesting. During the six months ended June 30, 2021, $0.2 million of previously accrued dividends was paid to holders of restricted stock units that vested during the period as compared to only a de minimis amount of dividends paid during the six months ended June 30, 2020 upon vesting. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to the owners of CW Units other than Cactus Inc. for any dividends declared on our Class A common stock. See further discussion of the distributions below under “Member Distributions.”
Member Distributions
Distributions made by Cactus LLC are generally required to be made pro rata among all its members. For the six months ended June 30, 2021, Cactus LLC distributed $9.2 million to Cactus Inc. to fund its dividend payments and made pro rata distributions to the other members totaling $3.6 million over the same period. During the six months ended June 30, 2020, Cactus LLC distributed $8.0 million to Cactus Inc. to fund its dividend payments and made pro rata distributions to the other members totaling $4.7 million.

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
We use the if-converted method to determine the potential dilutive effect of outstanding CW Units (and corresponding shares of outstanding Class B common stock), the treasury stock method to determine the potential dilutive effect of unvested restricted stock units assuming that the proceeds will be used to purchase shares of Class A common stock and the contingently issuable share method to determine the potential dilutive effect of unvested performance stock units.
The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to Cactus Inc.—basic	$10,393	$6,028	$21,952	$25,011
Net income attributable to non-controlling interest (1)	3,332	2,491	6,091	13,657
Net income attributable to Cactus Inc.—diluted (1)	$13,725	$8,519	$28,043	$38,668
Denominator:
Weighted average Class A shares outstanding—basic	55,048	47,436	52,124	47,353
Effect of dilutive shares (2)	20,949	27,931	23,831	27,994
Weighted average Class A shares outstanding—diluted (2)	75,997	75,367	75,955	75,347

Earnings per Class A share—basic	$0.19	$0.13	$0.42	$0.53
Earnings per Class A share—diluted (1) (2)	$0.18	$0.11	$0.37	$0.51
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 28% for the three and six months ended June 30, 2021 and 26% for the three and six months ended June 30, 2020.
(2)Diluted earnings per share for the three and six months ended June 30, 2021 includes 20.7 million and 23.5 million, respectively, of weighted average shares of Class B common stock outstanding assuming conversion as well as the dilutive effect of restricted stock unit and performance stock unit awards. Diluted earnings per share for both the three and six months ended June 30, 2020 includes 27.9 million weighted average shares of Class B common stock outstanding assuming conversion as well as the dilutive effect of restricted stock unit awards.

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
During the six months ended June 30, 2021, we derived 63% of total revenues from the sale of our products, 14% of total revenues from rental and 23% of total revenues from field service and other. During the six months ended June 30, 2020, we derived 58% of total revenues from the sale of our products, 22% of total revenues from rental and 20% of total revenues from field service and other. We have predominantly domestic operations, with a small amount of sales in Australia.
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
Our rental revenues are primarily dependent on the number of wells completed (i.e., hydraulically fractured), the number of wells on a well pad, the number of fracture stages per well and the number of fracture stages completed per day. Well completion activity generally follows the level of drilling activity but can be delayed due to such factors as takeaway capacity, storage capacity and budget constraints.
Field service and other revenues are closely correlated to revenues from product sales and rentals, as items sold or rented almost always have an associated service component. Therefore, the market factors and trends of product sales and rental revenues similarly impact the associated levels of field service and other revenues generated.
Recent Developments and Trends
As vaccines continue to be administered worldwide and government lockdowns have eased over the last several months, the demand for natural gas and oil products has strengthened, leading to improved oil and natural gas prices. The higher commodity prices have resulted in increased drilling and completion activity by our customers and improved demand for our products and services. This has translated into higher activity and revenues for our business. In response to the increased activity levels, we have added over 200 associates during the first six months of 2021. Additionally, we have reinstated wages and salaries to their full amounts, with the first half restored in January 2021 and the remainder in April 2021. We have also added fleet vehicles in line with additions to our headcount and invested capital in our rental fleet related to upgrades associated with our innovative technologies. Barring significant adverse impacts to fossil fuel demand, including that caused by the COVID-19 Delta variant, other variants, or the perception thereof, we anticipate continued, albeit slower, revenue growth in the second half of 2021.
In May and June of 2020, members of the Organization of Petroleum Exporting Countries Plus (OPEC+) made aggressive production cuts of 9.7 million barrels per day in response to the significant decreases in demand and the abrupt drop in oil prices at the start of pandemic. West Texas Intermediate (WTI) prices traded at negative levels for a brief period in April 2020. As economies have reopened, there has been a rapid resurgence in demand and oil prices have increased, with WTI reaching a high of $75.25 in July 2021. In an effort to keep up with this significant increase in oil demand worldwide, OPEC+ announced on July 18, 2021 that its members will raise overall oil production by 400,000 barrels per day on a monthly basis starting in August 2021, with plans to assess the market and performance in December 2021. The agreement to raise production could result in the eventual return to pre-pandemic production levels by the group’s members by September 2022. The OPEC+ announcement of increased production immediately resulted in WTI prices dropping below $70 per barrel. Additional announcements or actual increases in supply from OPEC+ could result in further reductions in oil prices which could negatively impact our business.
The significant increase in commodity prices in 2021 has led to meaningful increases in the level of U.S. onshore drilling activity. During the three months ended June 30, 2021, the weekly average U.S. onshore rig count as reported by Baker Hughes was 436 rigs compared to 377 rigs for the three months ended March 31, 2021 and 378 rigs for the three months ended June 30, 2020. As of July 23, 2021, the U.S. onshore rig count was 473.
As of July, the number of U.S. onshore drilling rigs in operation had roughly doubled from the low of 230 reported by Baker Hughes in August of 2020. During that time, private exploration and production (“E&P”) companies have been responsible for the majority of the rig additions in the U.S. onshore market. We have significantly increased our revenues and rigs followed since the third quarter of 2020 despite a greater portion of Cactus’ revenues having historically come from publicly traded E&P companies. During this time, Cactus has meaningfully increased its business with private E&P companies. Disproportionate changes in activity from private or publicly traded E&P companies present both risks and opportunities for Cactus, depending on a number of factors, such as which customers add or drop rigs.
Increased Raw Material and Freight Costs
Our ability to source low cost raw materials and components, such as steel plate, tube and bar stock, forgings and machined components is critical to our ability to successfully compete. Due to a shortage of steel caused primarily by production disruptions during the pandemic, steel prices are elevated. Additionally, freight costs, specifically ocean freight costs, have risen due to a number of factors including, but not limited to, a shortage of shipping containers, congested seaports, capacity constraints on vessels and lockdowns in certain markets. We believe that these cost increases are temporary and as supply equalizes with demand, prices should normalize. However, we cannot be certain if this will occur before the end of the year or at all, nor can we be confident that prices will return to their historic lows. As such, our results of operations may be adversely affected by these rising costs to the extent we are unable to recoup them from our customers.

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
Three Months Ended June 30, 2021 Compared to Three Months Ended March 31, 2021

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended
	June 30, 2021	March 31, 2021	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$70,345	$51,956	$18,389	35.4%
Rental revenue	14,644	12,489	2,155	17.3
Field service and other revenue	23,904	19,972	3,932	19.7
Total revenues	108,893	84,417	24,476	29.0
Costs and expenses
Cost of product revenue	48,100	36,521	11,579	31.7
Cost of rental revenue	14,403	12,171	2,232	18.3
Cost of field service and other revenue	17,692	14,463	3,229	22.3
Selling, general and administrative expenses	11,384	9,627	1,757	18.3
Total costs and expenses	91,579	72,782	18,797	25.8
Income from operations	17,314	11,635	5,679	48.8

Interest expense, net	(181)	(152)	(29)	19.1
Other expense, net	(1,004)	(406)	(598)	nm
Income before income taxes	16,129	11,077	5,052	45.6
Income tax expense (benefit)	1,355	(4,059)	5,414	nm
Net income	14,774	15,136	(362)	(2.4)
Less: net income attributable to non-controlling interest	4,381	3,577	804	22.5
Net income attributable to Cactus Inc.	$10,393	$11,559	$(1,166)	(10.1)%
nm = not meaningful
Revenues
Product revenue for the three months ended June 30, 2021 was $70.3 million, an increase of $18.4 million, or 35%, from $52.0 million for the three months ended March 31, 2021 primarily due to increased sales of wellhead and production related equipment resulting from higher drilling and completion activity by our customers in the U.S.
Rental revenue for the three months ended June 30, 2021 was $14.6 million, an increase of $2.2 million, or 17%, from $12.5 million for the three months ended March 31, 2021. The increase was primarily attributable to higher customer completion activity and an increase in their use of our innovative technologies.

Field service and other revenue for the three months ended June 30, 2021 was $23.9 million, an increase of $3.9 million, or 20%, from $20.0 million for the three months ended March 31, 2021. The increase was mainly due to higher billable hours and ancillary services as a result of the rise in customer activity during the quarter.
Costs and expenses
Cost of product revenue for the three months ended June 30, 2021 was $48.1 million, an increase of $11.6 million, or 32%, from $36.5 million for the three months ended March 31, 2021. The increase was primarily attributable to the increase in product sales but also due to increased costs associated with materials, freight and overhead.
Cost of rental revenue for the three months ended June 30, 2021 was $14.4 million, an increase of $2.2 million, or 18%, from $12.2 million for the three months ended March 31, 2021 mainly due to higher repair and equipment reactivation costs.
Cost of field service and other revenue for the three months ended June 30, 2021 was $17.7 million, an increase of $3.2 million, or 22%, from $14.5 million for the three months ended March 31, 2021. The increase was primarily related to increased personnel costs associated with the addition of field and branch personnel and rollback of the remaining 2020 wage reductions as well as increases in other costs associated with higher field service activity levels.
Selling, general and administrative expenses for the three months ended June 30, 2021 were $11.4 million, an increase of $1.8 million, or 18%, from $9.6 million for the three months ended March 31, 2021. The increase was primarily due to higher personnel costs primarily related to higher salaries and wages, increased stock-based compensation expense and higher accruals for annual incentive bonuses based on current year targets. The second quarter of 2021 included the remaining rollback of the 2020 wage and salary reductions as well as an increase in personnel.
Other expense, net. Other expense for the three months ended June 30, 2021 of $1.0 million represents a non-cash adjustment for the revaluation of the liability related to the tax receivable agreement. Other expense for the three months ended March 31, 2021 of $0.4 million related to professional fees and other expenses associated with the 2021 Secondary Offering.
Income tax expense (benefit). Income tax expense for the three months ended June 30, 2021 was $1.4 million compared to an income tax benefit of $4.1 million for the three months ended March 31, 2021. Income tax expense for the second quarter of 2021 included approximately $3.8 million expense associated with current income and $0.6 million expense related to a change in our foreign tax credit position and related valuation allowance, offset by a $3.0 million tax benefit associated with the partial valuation allowance release in conjunction with second quarter 2021 redemptions of CW Units. The income tax benefit for the first quarter of 2021 included a $5.1 million benefit associated with a partial valuation allowance release recorded in conjunction with the 2021 Secondary Offering and a $1.1 million benefit associated with permanent differences related to equity compensation. Partial valuation releases occur in conjunction with redemptions of CW Units as a portion of Cactus Inc.’s deferred tax assets from its investment in Cactus LLC becomes realizable.
Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus LLC. Income allocated to the non-controlling interest is not subject to U.S. federal or state tax.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table presents summary consolidated operating results for the periods indicated:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$122,301	$127,924	$(5,623)	(4.4)%
Rental revenue	27,133	47,698	(20,565)	(43.1)
Field service and other revenue	43,876	45,065	(1,189)	(2.6)
Total revenues	193,310	220,687	(27,377)	(12.4)
Costs and expenses
Cost of product revenue	84,621	82,097	2,524	3.1
Cost of rental revenue	26,574	30,014	(3,440)	(11.5)
Cost of field service and other revenue	32,155	35,297	(3,142)	(8.9)
Selling, general and administrative expenses	21,011	22,355	(1,344)	(6.0)
Severance expenses	—	1,864	(1,864)	nm
Total costs and expenses	164,361	171,627	(7,266)	(4.2)
Income from operations	28,949	49,060	(20,111)	(41.0)

Interest income (expense), net	(333)	633	(966)	nm
Other income (expense), net	(1,410)	1,310	(2,720)	nm
Income before income taxes	27,206	51,003	(23,797)	(46.7)
Income tax expense (benefit)	(2,704)	8,810	(11,514)	nm
Net income	29,910	42,193	(12,283)	(29.1)
Less: net income attributable to non-controlling interest	7,958	17,182	(9,224)	(53.7)
Net income attributable to Cactus Inc.	$21,952	$25,011	$(3,059)	(12.2)%
nm = not meaningful
Revenues
Product revenue was $122.3 million for the six months ended June 30, 2021 compared to $127.9 million for the six months ended June 30, 2020. The decrease of $5.6 million, representing a 4% reduction from 2020, was primarily due to lower sales of wellhead and production related equipment resulting from lower drilling and completion activity by our customers compared to 2020. Our first quarter 2020 results were only partially impacted by the industry downturn resulting from depressed commodity prices exacerbated by the pandemic.
Rental revenue of $27.1 million for the first six months of 2021 decreased $20.6 million, or 43%, from $47.7 million for the first six months of 2020. The decrease was primarily due to reduced drilling and completion activity by our customers resulting from depressed energy demand. Recovery in our rental business has been slower than our product business as an excess amount of competing rental equipment remains available in the market relative to the amount of completion activity being conducted by our customers.
Field service and other revenue for the six months ended June 30, 2021 was $43.9 million, a decrease of $1.2 million, or 3%, from $45.1 million for the six months ended June 30, 2020. The decrease was attributable to lower customer activity compared to the prior year, resulting in lower billable hours and ancillary services.

Costs and expenses
Cost of product revenue for the six months ended June 30, 2021 was $84.6 million, an increase of $2.5 million, or 3%, from $82.1 million for the six months ended June 30, 2020. The increase was largely attributable to $3.1 million in credits related to tariff refunds recorded in the first six months of 2020.
Cost of rental revenue of $26.6 million for the first six months of 2021 decreased $3.4 million, or 11%, from $30.0 million for the first six months of 2020. The decrease was primarily attributable to decreased scrap and rework expense and lower depreciation expenses on our rental fleet as well as other savings resulting from lower activity, partially offset by higher repair and equipment reactivation costs. Rental cost of sales in 2020 also included approximately $0.3 million in credits related to tariff refunds.
Cost of field service and other revenue was $32.2 million for the six months ended June 30, 2021, a decrease of $3.1 million, or 9%, from $35.3 million for the six months of June 30, 2020. The decrease was mainly related to lower payroll costs associated with fewer field and branch personnel as well as lower depreciation on a reduced fleet of vehicles compared to the prior year. These decreases were partially offset by a reduction in gains from sales of field service vehicles of $1.7 million from 2020.
Selling, general and administrative expenses for the six months ended June 30, 2021 were $21.0 million compared to $22.4 million for the six months ended June 30, 2020. The $1.3 million decrease was largely attributable to a reduction in foreign currency losses and credit loss reserves. These decreases were offset by higher accruals in 2021 for annual incentive bonuses based on current year targets as well as increased stock-based compensation expense.
Severance expenses for the six months ended June 30, 2020 of $1.9 million represented severance benefits associated with headcount reductions during the prior year.
Interest income (expense), net. Interest expense, net for the first six months of 2021 was $0.3 million compared to interest income, net of $0.6 million for the first six months of 2020. The decrease in interest income, net of $1.0 million was primarily due to lower interest income on cash invested resulting from significantly lower interest rates in 2021 as well as the prior year period including $0.2 million of interest income recognized on tariff refunds.
Other income (expense), net. Other expense, net for the six months ended June 30, 2021 of $1.4 million related to a $1.0 million non-cash adjustment for the revaluation of the liability related to the tax receivable agreement and $0.4 million for professional fees and other expenses associated with the 2021 Secondary Offering. Other income, net for the six months ended June 30, 2020 of $1.3 million represented a non-cash adjustment for the revaluation of the liability related to the tax receivable agreement.
Income tax expense (benefit). Income tax benefit for the six months ended June 30, 2021 was $2.7 million compared to income tax expense of $8.8 million for the six months ended June 30, 2020. The income tax benefit for the first six months of 2021 included a $8.1 million benefit associated with a partial valuation allowance release associated with CW Unit redemptions during the year and a $1.1 million benefit associated with permanent differences related to equity compensation. These tax benefits were offset by an expense of $0.6 million related to a change in our foreign tax credit position and related valuation allowance.
Liquidity and Capital Resources
At June 30, 2021, we had $309.1 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under our ABL Credit Facility. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of June 30, 2021, we had no borrowings outstanding under our ABL Credit Facility and $75.0 million of available borrowing capacity. Additionally, we were in compliance with the covenants of the ABL Credit Facility as of June 30, 2021.
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
For the six months ended June 30, 2021, net capital expenditures totaled $4.4 million, which were primarily related to rental fleet investments, particularly upgrades associated with our innovative technologies. We currently estimate our net capital expenditures for the year ending December 31, 2021 will range from $10 million to $15 million. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, available capacity in existing locations, prevailing economic conditions, market conditions in the E&P industry, customers’ forecasts, volatility and company initiatives.
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
Cash Flows
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$43,229	$102,549
Net cash used in investing activities	(4,353)	(16,550)
Net cash used in financing activities	(18,639)	(17,930)
Net cash provided by operating activities was $43.2 million and $102.5 million for the six months ended June 30, 2021 and 2020, respectively. Operating cash flows for 2021 decreased from 2020 primarily due to a decrease in net income adjusted for certain noncash items as well as an increase in net working capital use.
Net cash used in investing activities was $4.4 million and $16.6 million for the six months ended June 30, 2021 and 2020, respectively. The decrease was primarily due to lower capital expenditures associated with our rental fleet in 2021 due to reductions in planned purchases announced at the beginning of the year.
Net cash used in financing activities was $18.6 million and $17.9 million for the six months ended June 30, 2021 and 2020, respectively. The increase was attributable to a $1.8 million increase in share repurchases from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period and a $0.9 million increase in dividend payments offset by a $0.8 million reduction in payments on finance leases and a $1.2 million decrease in Cactus LLC member distributions.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2020 Annual Report. Our exposure to market risk has not changed materially since December 31, 2020.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchase of Class A common stock during the three months ended June 30, 2021 (in whole shares).

Period	Total number of shares purchased (1)	Average price paid per share (2)
April 1-30, 2021	—	$—
May 1-31, 2021	—	—
June 1-30, 2021	1,032	35.04
Total	1,032	$35.04
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
10.1†
Second Amended and Restated Employment Agreement with Scott Bender, dated as of April 25, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 28, 2021)

10.2†
Second Amended and Restated Employment Agreement with Joel Bender, dated as of April 25, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on April 28, 2021)

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

Cactus, Inc.

July 29, 2021	By:	/s/ Scott Bender
Date		Scott Bender President, Chief Executive Officer and Director (Principal Executive Officer)

July 29, 2021	By:	/s/ Stephen Tadlock
Date		Stephen Tadlock Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)