Form 10-Q
period 2021-09-30
Cactus, Inc.
filed 2021-11-05
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of November 1, 2021, the registrant had 58,949,149 shares of Class A common stock, $0.01 par value per share, and 16,757,347 shares of Class B common stock, $0.01 par value per share, outstanding.

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
•the number of rigs, pad sizes, drilling and completion efficiencies, well spacings and associated well counts and the availability of takeaway and storage capacity;
•the number of workover rigs;
•availability of capital and the associated capital spending discipline exercised by customers;
•overall service cost inflation;
•the financial health of our customers and our credit risk of customer non-payment;
•changes in the number of drilled but uncompleted wells and the level of well completion activity;
•the size and timing of orders;
•availability and cost of raw materials, components and imported items;
•increased inland and ocean shipping costs and the lack of availability of containers and vessels from Asia as well as domestic trucking capacity;
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
i

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
ii

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2021	December 31, 2020
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$301,974	$288,659
Accounts receivable, net of allowance of $553 and $598, respectively	79,401	44,068
Inventories	101,137	87,480
Prepaid expenses and other current assets	9,289	4,935
Total current assets	491,801	425,142
Property and equipment, net	133,006	142,825
Operating lease right-of-use assets, net	22,263	21,994
Goodwill	7,824	7,824
Deferred tax asset, net	307,999	216,603
Other noncurrent assets	1,037	1,206
Total assets	$963,930	$815,594
Liabilities and Equity
Current liabilities
Accounts payable	$43,405	$20,163
Accrued expenses and other current liabilities	24,317	11,392
Current portion of liability related to tax receivable agreement	10,976	9,290
Finance lease obligations, current portion	4,836	3,823
Operating lease liabilities, current portion	4,417	4,247
Total current liabilities	87,951	48,915
Deferred tax liability, net	699	786
Liability related to tax receivable agreement, net of current portion	272,017	195,061
Finance lease obligations, net of current portion	5,596	2,240
Operating lease liabilities, net of current portion	17,967	17,822
Total liabilities	384,230	264,824
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 58,947 and 47,713 shares issued and outstanding	589	477
Class B common stock, $0.01 par value, 215,000 shares authorized, 16,757 and 27,655 shares issued and outstanding	—	—
Additional paid-in capital	287,053	202,077
Retained earnings	169,394	150,086
Accumulated other comprehensive income	(165)	330
Total stockholders’ equity attributable to Cactus Inc.	456,871	352,970
Non-controlling interest	122,829	197,800
Total stockholders’ equity	579,700	550,770
Total liabilities and equity	$963,930	$815,594
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Product revenue	$74,835	$35,857	$197,136	$163,781
Rental revenue	15,271	9,881	42,404	57,579
Field service and other revenue	25,257	14,051	69,133	59,116
Total revenues	115,363	59,789	308,673	280,476
Costs and expenses
Cost of product revenue	49,708	19,879	134,329	101,976
Cost of rental revenue	13,250	9,647	39,824	39,661
Cost of field service and other revenue	19,490	9,323	51,645	44,620
Selling, general and administrative expenses	12,149	8,384	33,160	30,739
Severance expenses	—	—	—	1,864
Total costs and expenses	94,597	47,233	258,958	218,860
Income from operations	20,766	12,556	49,715	61,616

Interest income (expense), net	(299)	218	(632)	851
Other expense, net	—	(1,865)	(1,410)	(555)
Income before income taxes	20,467	10,909	47,673	61,912
Income tax expense	3,290	23	586	8,833
Net income	$17,177	$10,886	$47,087	$53,079
Less: net income attributable to non-controlling interest	4,560	4,653	12,518	21,835
Net income attributable to Cactus Inc.	$12,617	$6,233	$34,569	$31,244

Earnings per Class A share - basic	$0.22	$0.13	$0.64	$0.66
Earnings per Class A share - diluted	$0.21	$0.13	$0.58	$0.64

Weighted average Class A shares outstanding - basic	58,248	47,510	54,188	47,406
Weighted average Class A shares outstanding - diluted	76,082	75,622	76,045	75,427
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net income	$17,177	$10,886	$47,087	$53,079
Foreign currency translation adjustments	(529)	533	(804)	329
Comprehensive income	$16,648	$11,419	$46,283	$53,408
Less: comprehensive income attributable to non-controlling interest	4,413	4,883	12,209	21,978
Comprehensive income attributable to Cactus Inc.	$12,235	$6,536	$34,074	$31,430
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at June 30, 2021	58,038	$580	17,665	$—	$278,505	$162,668	$217	$129,205	$571,175
Member distributions	—	—	—	—	—	—	—	(4,514)	(4,514)
Effect of CW Unit redemptions	908	9	(908)	—	6,743	—	—	(6,752)	—
Tax impact of equity transactions	—	—	—	—	192	—	—	—	192
Equity award vestings	1	—	—	—	(12)	—	—	(6)	(18)
Other comprehensive loss	—	—	—	—	—	—	(382)	(147)	(529)
Stock-based compensation	—	—	—	—	1,625	—	—	483	2,108
Cash dividends declared ($0.10 per share)	—	—	—	—	—	(5,891)	—	—	(5,891)
Net income	—	—	—	—	—	12,617	—	4,560	17,177
Balance at September 30, 2021	58,947	$589	16,757	$—	$287,053	$169,394	$(165)	$122,829	$579,700

Balance at June 30, 2020	47,478	$475	27,884	$—	$197,484	$149,356	$(569)	$201,161	$547,907
Member distributions	—	—	—	—	—	—	—	(10,848)	(10,848)
Effect of CW Unit redemptions	68	—	(68)	—	476	—	—	(476)	—
Tax impact of equity transactions	—	—	—	—	199	—	—	—	199
Equity award vestings	1	—	—	—	4	—	—	(4)	—
Other comprehensive income	—	—	—	—	—	—	303	230	533
Stock-based compensation	—	—	—	—	1,407	—	—	825	2,232
Cash dividends declared ($0.09 per share)	—	—	—	—	—	(4,349)	—	—	(4,349)
Net income	—	—	—	—	—	6,233	—	4,653	10,886
Balance at September 30, 2020	47,547	$475	27,816	$—	$199,570	$151,240	$(266)	$195,541	$546,560
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2020	47,713	$477	27,655	$—	$202,077	$150,086	$330	$197,800	$550,770
Member distributions	—	—	—	—	—	—	—	(8,074)	(8,074)
Effect of CW Unit redemptions	10,898	109	(10,898)	—	78,654	—	—	(78,763)	—
Tax impact of equity transactions	—	—	—	—	2,628	—	—	—	2,628
Equity award vestings	336	3	—	—	(1,079)	—	—	(2,116)	(3,192)
Other comprehensive loss	—	—	—	—	—	—	(495)	(309)	(804)
Stock-based compensation	—	—	—	—	4,773	—	—	1,773	6,546
Cash dividends declared ($0.28 per share)	—	—	—	—	—	(15,261)	—	—	(15,261)
Net income	—	—	—	—	—	34,569	—	12,518	47,087
Balance at September 30, 2021	58,947	$589	16,757	$—	$287,053	$169,394	$(165)	$122,829	$579,700

Balance at December 31, 2019	47,159	$472	27,958	$—	$194,456	$132,990	$(452)	$188,929	$516,395
Member distributions	—	—	—	—	—	—	—	(15,560)	(15,560)
Effect of CW Unit redemptions	142	1	(142)	—	1,015	—	—	(1,016)	—
Tax impact of equity transactions	—	—	—	—	261	—	—	—	261
Equity award vestings	246	2	—	—	(214)	—	—	(1,174)	(1,386)
Other comprehensive income	—	—	—	—	—	—	186	143	329
Stock-based compensation	—	—	—	—	4,052	—	—	2,384	6,436
Cash dividends declared ($0.27 per share)	—	—	—	—	—	(12,994)	—	—	(12,994)
Net income	—	—	—	—	—	31,244	—	21,835	53,079
Balance at September 30, 2020	47,547	$475	27,816	$—	$199,570	$151,240	$(266)	$195,541	$546,560
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash flows from operating activities
Net income	$47,087	$53,079
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	27,480	31,262
Deferred financing cost amortization	126	126
Stock-based compensation	6,546	6,436
Provision for expected credit losses	112	341
Inventory obsolescence	2,462	3,376
Gain on disposal of assets	(1,136)	(1,810)
Deferred income taxes	(1,404)	5,182
Loss from revaluation of liability related to tax receivable agreement	1,004	555
Changes in operating assets and liabilities:
Accounts receivable	(35,634)	48,190
Inventories	(16,491)	19,188
Prepaid expenses and other assets	(4,239)	1,127
Accounts payable	22,944	(23,753)
Accrued expenses and other liabilities	12,924	(7,607)
Payments pursuant to tax receivable agreement	(9,697)	(14,207)
Net cash provided by operating activities	52,084	121,485

Cash flows from investing activities
Capital expenditures and other	(10,382)	(21,908)
Proceeds from sale of assets	1,965	5,414
Net cash used in investing activities	(8,417)	(16,494)

Cash flows from financing activities
Payments on finance leases	(3,839)	(4,298)
Dividends paid to Class A common stock shareholders	(15,249)	(12,847)
Distributions to members	(8,074)	(15,560)
Repurchases of shares	(3,192)	(1,385)
Net cash used in financing activities	(30,354)	(34,090)

Effect of exchange rate changes on cash and cash equivalents	2	437

Net increase in cash and cash equivalents	13,315	71,338

Cash and cash equivalents
Beginning of period	288,659	202,603
End of period	$301,974	$273,941

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Property and equipment acquired under finance leases	$8,286	$2,018
Property and equipment in payables	$479	$621
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
2.Concentrations, Risks and Uncertainties
Significant Customers
Our customers are oil and natural gas exploration and production companies located primarily in the U.S. as well as Australia. For the nine months ended September 30, 2021, one customer represented 13% of our consolidated revenues. For the nine months ended September 30, 2020, no customer represented 10% or more of our consolidated revenues.
Significant Vendors
The principal raw materials used in the manufacture of our products and rental equipment include forgings and plate, tube and bar stock. In addition, we require accessory items (such as elastomers, ring gaskets, studs and nuts) and machined components and assemblies. We purchase these items from vendors primarily located in the United States, China, India and Australia. For the nine months ended September 30, 2021 and 2020, we purchased approximately $10.5 million and $5.6 million, respectively, from a single vendor, representing approximately 9% and 7%, respectively, of our total third-party vendor purchases of raw materials, finished products, components, equipment, machining and other services. Amounts due to this vendor included in accounts payable in the consolidated balance sheets as of September 30, 2021 and December 31, 2020 totaled $0.9 million and $1.5 million, respectively.

COVID-19
The ongoing COVID-19 pandemic continues to negatively impact our business and revenues; however, increased oil and gas demand and muted supply increases have led to higher oil and gas prices, which ultimately drive customer spending levels. Accordingly, we have seen improvement from the depressed revenue levels experienced in 2020. As we have realized increased levels of demand for our products and services, we have rolled back the personnel-related cost cutting measures that were implemented throughout 2020. Specifically, we continue to add back to our workforce population and have added over 300 associates in the first nine months of 2021. Additionally, we have rolled back the salary and wage reductions implemented in 2020 in the U.S., restored board member compensation and reinstated the Company’s 401(k) match.
3.Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are oil and gas companies located predominately in the U.S. Our receivables are short-term in nature and typically due in 30 to 45 days. We do not accrue interest on delinquent receivables. Accounts receivable includes amounts billed and currently due from customers and unbilled amounts for products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of September 30, 2021 and December 31, 2020 was $17.9 million and $8.7 million, respectively.
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

	Balance at Beginning of Period	Expense	Write off	Other	Balance at End of Period
Nine Months Ended September 30, 2021	$598	$112	$(156)	$(1)	$553
Nine Months Ended September 30, 2020	837	341	(274)	—	904
4.Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard cost (which approximates average cost) and weighted average methods. Costs include an application of related direct labor, duties, tariffs, freight and overhead costs. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Reserves are made for excess and obsolete items based on a range of factors, including age, usage and technological or market changes that may impact demand for those products. Inventories consist of the following:

	September 30, 2021	December 31, 2020
Raw materials	$1,760	$2,003
Work-in-progress	5,025	3,598
Finished goods	94,352	81,879
	$101,137	$87,480

5.Property and Equipment, net
Property and equipment are stated at cost. We manufacture or construct most of our rental assets. During the manufacture of these assets, they are reflected as construction in progress until complete. Property and equipment consists of the following:

	September 30, 2021	December 31, 2020
Land	$3,203	$3,203
Buildings and improvements	22,381	21,935
Machinery and equipment	58,168	57,726
Vehicles under finance lease	22,036	14,371
Rental equipment	179,507	172,012
Furniture and fixtures	1,777	1,780
Computers and software	3,775	3,530
Gross property and equipment	290,847	274,557
Less: Accumulated depreciation	(171,995)	(147,221)
Net property and equipment	118,852	127,336
Construction in progress	14,154	15,489
Total property and equipment, net	$133,006	$142,825
6.Debt
We had no debt outstanding as of September 30, 2021 and December 31, 2020.
On August 21, 2018, Cactus LLC entered into a five-year senior secured asset-based revolving credit facility with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for such lenders and as an issuing bank and swingline lender (the “ABL Credit Facility”). The ABL Credit Facility was amended in September 2020 and provides for up to $75.0 million in revolving commitments, up to $15.0 million of which is available for the issuance of letters of credit. The maximum amount that Cactus LLC may borrow under the ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments. We were in compliance with all covenants under the ABL Credit Facility as of September 30, 2021.
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

We disaggregate revenue into three categories: product revenues, rental revenues and field service and other revenues. We have predominately domestic operations with a small amount of sales in Australia, and beginning in the third quarter of 2021, in the Kingdom of Saudi Arabia. The following table presents our revenues disaggregated by category:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Product revenue	$74,835	65%	$35,857	60%	$197,136	64%	$163,781	58%
Rental revenue	15,271	13%	9,881	17%	42,404	14%	57,579	21%
Field service and other revenue	25,257	22%	14,051	23%	69,133	22%	59,116	21%
Total revenue	$115,363	100%	$59,789	100%	$308,673	100%	$280,476	100%
At September 30, 2021, we had a deferred revenue balance of $0.9 million compared to the December 31, 2020 balance of $1.1 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of September 30, 2021, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.
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
The TRA liability is calculated by determining the amount of basis subject to the TRA (“tax basis”) and applying a blended tax rate to that basis and then calculating the iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other expense, net. After finalizing its 2020 federal tax return in September 2021, Cactus Inc. made a $9.7 million TRA payment, which is equal to 85% of the $11.4 million 2020 tax benefit resulting from the exchange of CW Units for shares of Class A common stock. In July 2020, Cactus Inc. made a $14.2 million TRA payment based on its 2019 federal tax return. As of September 30, 2021, the total liability from the TRA was $283.0 million with $11.0 million reflected in current liabilities based on the expected timing of our next payment. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus LLC or Cactus Inc.
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
9.Equity
As of September 30, 2021, Cactus Inc. owned 77.9% of Cactus LLC as compared to 63.3% as of December 31, 2020. As of September 30, 2021, Cactus Inc. had outstanding 58.9 million shares of Class A common stock (representing 77.9% of the total voting power) and 16.8 million shares of Class B common stock (representing 22.1% of the total voting power).

Redemptions of CW Units
Pursuant to the First Amended and Restated Limited Liability Company Operating Agreement of Cactus Wellhead, LLC (the “Cactus Wellhead LLC Agreement”), holders of CW Units are entitled to redeem their CW Units, which results in additional Class A common stock outstanding. Since our IPO in February 2018, 43.8 million CW Units and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock.
On September 13, 2021, Cadent Energy Partners II - GP, L.P., the general partner of Cadent Energy Partners II, L.P. (“Cadent”), and Cadent Management Services, LLC (“Cadent Management”), Cadent’s manager, transferred their aggregate ownership of 228,878 CW Units, together with a corresponding number of shares of Class B common stock, to certain Cactus Inc. board members and executive management. The transfers were made at the discretion of Cadent and Cadent Management without the consent of the transferees. Additionally, Cadent Energy Partners II - GP, L.P. and Cadent Management redeemed their remaining 715,215 CW Units held, together with a corresponding number of shares of Class B common stock, thus liquidating its ownership in Cactus Wellhead, LLC. These transactions were in accordance with the Cactus Wellhead LLC Agreement. The redeemed CW Units (and the corresponding shares of Class B common stock) were cancelled and Cactus Inc. issued 715,215 new shares of Class A common stock. Cactus received no proceeds from these events, and there was no change in the combined number of voting shares of Cactus Inc. outstanding. In addition to these transfers and redemptions, 192,459 CW Units were redeemed in exchange for shares of Class A common stock during the three months ended September 30, 2021. We recorded an increase in additional paid-in capital with a corresponding decrease in the non-controlling interest in equity of approximately $6.8 million and an increase in the TRA liability of $7.5 million resulting from the redemptions of CW Units during the third quarter of 2021. Additionally, we recognized a $0.7 million tax benefit for the partial valuation release related to the realizable portion of the deferred tax assets.
On June 17, 2021, Cadent transferred ownership of 944,093 CW Units, together with a corresponding number of shares of Class B common stock, to Cadent Energy Partners II - GP, L.P. and Cadent Management. Cadent then redeemed its remaining 3.3 million CW Units, together with a corresponding number of shares of Class B common stock, as provided in the Cactus Wellhead LLC Agreement. The redeemed CW Units (and the corresponding shares of Class B common stock) were cancelled and Cactus Inc. issued 3.3 million new shares of Class A common stock to Cadent, which then distributed such shares to its limited partners. Cactus received no proceeds from these events, and there was no change in the combined number of voting shares of Cactus, Inc. outstanding. In addition to the redemption by Cadent, 425,433 CW Units were redeemed in exchange for shares of Class A common stock during the three months ended June 30, 2021. We recorded an increase in additional paid-in capital with a corresponding decrease in the non-controlling interest in equity of $26.9 million and an increase in the TRA liability of $33.1 million resulting from the redemption of CW Units during the second quarter of 2021. Additionally, we recognized a $3.0 million tax benefit for the partial valuation release related to the realizable portion of the deferred tax assets.
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
During the three and nine months ended September 30, 2020, 67,702 and 142,115 CW Units, respectively, were redeemed in exchange for Class A common stock.

Dividends
Aggregate cash dividends of $0.28 per share of Class A common stock were declared during the nine months ended September 30, 2021 as compared to $0.27 per share of Class A common stock during the nine months ended September 30, 2020 totaling $15.3 million and $13.0 million, respectively. Cash dividends paid during the nine months ended September 30, 2021 and 2020 totaled $15.2 million and $12.8 million, respectively. Dividends accrue on unvested equity-based awards on the date of record and are paid upon vesting. During the nine months ended September 30, 2021, $0.2 million of previously accrued dividends were paid to holders of restricted stock units that vested during the period as compared to only a de minimis amount of dividends paid upon vesting during the nine months ended September 30, 2020. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to the owners of CW Units other than Cactus Inc. for any dividends declared on our Class A common stock. See further discussion of the distributions below under “Member Distributions.”
Member Distributions
Distributions made by Cactus LLC are generally required to be made pro rata among all its members. For the nine months ended September 30, 2021, Cactus LLC distributed $24.7 million to Cactus Inc. to fund dividend and TRA payments and made pro rata distributions to the other members totaling $8.1 million over the same period. During the nine months ended September 30, 2020, Cactus LLC distributed $26.5 million to Cactus Inc. to fund dividend and TRA payments and made pro rata distributions to the other members totaling $15.6 million.
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
The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to Cactus Inc.—basic	$12,617	$6,233	$34,569	$31,244
Net income attributable to non-controlling interest (1)	3,400	3,522	9,491	17,271
Net income attributable to Cactus Inc.—diluted (1)	$16,017	$9,755	$44,060	$48,515
Denominator:
Weighted average Class A shares outstanding—basic	58,248	47,510	54,188	47,406
Effect of dilutive shares (2)	17,834	28,112	21,857	28,021
Weighted average Class A shares outstanding—diluted (2)	76,082	75,622	76,045	75,427

Earnings per Class A share—basic	$0.22	$0.13	$0.64	$0.66
Earnings per Class A share—diluted (1) (2)	$0.21	$0.13	$0.58	$0.64
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 28.0% for the three and nine months ended September 30, 2021 and 25.5% for the three and nine months ended September 30, 2020.
(2)Diluted earnings per share for the three and nine months ended September 30, 2021 includes 17.8 million and 21.9 million, respectively, of weighted average shares of Class B common stock outstanding assuming conversion as well as the dilutive effect of restricted stock unit and performance stock unit awards. Diluted earnings per share for the three and nine months ended September 30, 2020 includes 28.1 million and 28.0 million, respectively, of weighted average shares of Class B common stock outstanding assuming conversion as well as the dilutive effect of restricted stock unit awards.

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
We operate through service centers in the United States, which are strategically located in the key oil and gas producing regions, including the Permian, Marcellus, Utica, Haynesville, Eagle Ford, Bakken and SCOOP/STACK, among other active oil and gas regions in the United States, and in Eastern Australia. These service centers support our field services and provide equipment assembly and repair services. We also provide rental and service operations in the Kingdom of Saudi Arabia. Our manufacturing and production facilities are located in Bossier City, Louisiana and Suzhou, China.
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
During the nine months ended September 30, 2021, we derived 64% of total revenues from the sale of our products, 14% of total revenues from rental and 22% of total revenues from field service and other. During the nine months ended September 30, 2020, we derived 58% of total revenues from the sale of our products, 21% of total revenues from rental and 21% of total revenues from field service and other. We have predominantly domestic operations with a small amount of sales in Australia, and beginning in the third quarter of 2021, in the Kingdom of Saudi Arabia.
Market Factors
Demand for our products and services depends primarily upon the general level of activity in the oil and gas industry, including the number of drilling rigs in operation, the number of oil and gas wells being drilled, the depth and drilling conditions of these wells, the number of well completions, the level of well remediation activity, the volume of production and the corresponding capital spending by oil and natural gas companies. Oil and gas activity is in turn heavily influenced by, among other factors, availability of capital and oil and gas prices locally and worldwide, which have historically been volatile.
The key market factors impacting our product sales are the number of wells drilled and placed on production, as each well requires an individual wellhead assembly and, at some time after completion, the installation of an associated production tree. We measure our product sales activity levels against our competitors by the number of rigs that we are supporting on a monthly basis, as it is correlated to wells drilled. Each active drilling rig produces different levels of revenue based on the customer’s drilling plan, which includes factors such as the number of wells drilled per pad, the time taken to drill each well, the number and size of casing strings, the working pressure, material selection and the complexity of the wellhead system chosen by the customer and the rate at which production trees are eventually deployed. All of these factors may be influenced by the oil and gas region in which the customer is operating. While these factors may lead to differing revenues per rig, we have generally been able to forecast our product needs and anticipated revenue levels based on historic trends in a given region and with a specific customer. Increases in horizontal wells drilled as a percentage of total wells drilled, the shift towards pad drilling, and an increase in the number of wells drilled per rig are all favorable trends that we believe enhance the demand for our products relative to the active rig count. However, such favorable trends might be adversely affected by overall supply chain-related disruptions.
Our rental revenues are primarily dependent on the number of wells completed (i.e., hydraulically fractured), the number of wells on a well pad, the number of fracture stages per well and the number of fracture stages completed per day. Well completion activity generally follows the level of drilling activity over time, but can be delayed or accelerated due to such factors as takeaway capacity, storage capacity, spot prices, overall service cost inflation and budget considerations.
Field service and other revenues are closely correlated to revenues from product sales and rentals, as items sold or rented almost always have an associated service component. Therefore, the market factors and trends of product sales and rental revenues similarly impact the associated levels of field service and other revenues generated.
Recent Developments and Trends
As economies have reopened in 2021, there has been a resurgence in demand for fossil fuels and oil prices have increased, with West Texas Intermediate prices exceeding $80 per barrel in October 2021. Natural gas prices have also increased significantly this year and have more than doubled since September 2020 and are expected to remain elevated this winter. The higher commodity prices have resulted in increased drilling and completion activity by customers and improved demand for our products and services. This has translated into higher activity and revenues for our business. In response to the increased activity levels, we have added over 300 associates during the first nine months of 2021, reinstated wages and salaries to their full amounts and restored the 401(k) match, among other programs that were suspended or reduced in response to the industry downturn last year. We have also added fleet vehicles in line with additions to our headcount and invested capital in our rental fleet primarily to use a more environmentally friendly method of powering certain equipment. Barring significant adverse impacts to fossil fuel demand, including that caused by the COVID-19 Delta variant, other variants, or the perception thereof, we anticipate continued activity growth in the fourth quarter of 2021 taking into account typical seasonal trends. As overall revenues and activity have grown this year, we have also seen a substantial increase in ocean freight, salaries and wages and raw material prices resulting from COVID-related pressures on the supply chain and significantly increased demand for goods and services worldwide. In addition to dealing with unprecedented cost increases, we are also impacted by the global supply chain issues which have, in some cases, resulted in increased costs when we are required to use other more expensive methods of transportation or substitute more costly products in order to meet customer demand. These cost increases have already had, and could continue to have, a negative impact on our margins and results of operations absent further cost recovery efforts.
The significant increase in commodity prices in 2021 has led to meaningful increases in the level of U.S. onshore drilling activity, particularly among private operators. During the three months ended September 30, 2021, the weekly average U.S. onshore rig count as reported by Baker Hughes was 483 rigs compared to 436 rigs for the three months ended June 30, 2021 and 240 rigs for the three months ended September 30, 2020. Although these gains are encouraging, current rig activity is still significantly reduced from the levels in 2019 when the weekly average rig count for the three months ended September 30, 2019 was 894. During this period, however, improved rig efficiencies have partially offset the impact of this reduction. As of October 29, 2021, the U.S. onshore rig count was 529.
Private exploration and production (“E&P”) companies have been responsible for the majority of the rig additions in the U.S. onshore market in 2021. We have significantly increased our revenues and rigs followed since the third quarter of 2020 despite a greater portion of Cactus’ revenues having historically resulted from publicly traded E&P companies. During this time, Cactus has meaningfully increased its business with private E&P companies. Disproportionate changes in activity from private or publicly traded E&P companies present both risks and opportunities for Cactus, depending on a number of factors, such as which customers add or drop rigs.
Increased Raw Material and Freight Costs
Our ability to source low cost raw materials and components, such as steel plate, tube and bar stock, forgings and machined components is critical to our ability to successfully compete. Due to a shortage of steel caused primarily by production disruptions during the pandemic, steel and assembled component prices are elevated. Additionally, freight costs, specifically ocean freight costs, have risen significantly due to a number of factors including, but not limited to, a scarcity of shipping containers, congested seaports, a shortage of commercial drivers, capacity constraints on vessels and lockdowns in certain markets. We have seen our international freight costs increase from approximately $2,800 per container before the pandemic to over $17,000 per container and expect prices to continue to increase through the end of the year. Although we believe that these cost increases are temporary and as supply equalizes with demand, prices should normalize, we do not believe this will occur until mid-to-late 2022.

Additionally, we cannot be confident that prices will return to the lower levels experienced in prior years. As such, our results of operations may be adversely affected by these rising costs to the extent we are unable to recoup them from our customers.
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
Three Months Ended September 30, 2021 Compared to Three Months Ended June 30, 2021

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended
	September 30, 2021	June 30, 2021	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$74,835	$70,345	$4,490	6.4%
Rental revenue	15,271	14,644	627	4.3
Field service and other revenue	25,257	23,904	1,353	5.7
Total revenues	115,363	108,893	6,470	5.9
Costs and expenses
Cost of product revenue	49,708	48,100	1,608	3.3
Cost of rental revenue	13,250	14,403	(1,153)	(8.0)
Cost of field service and other revenue	19,490	17,692	1,798	10.2
Selling, general and administrative expenses	12,149	11,384	765	6.7
Total costs and expenses	94,597	91,579	3,018	3.3
Income from operations	20,766	17,314	3,452	19.9

Interest expense, net	(299)	(181)	(118)	65.2
Other expense, net	—	(1,004)	1,004	nm
Income before income taxes	20,467	16,129	4,338	26.9
Income tax expense	3,290	1,355	1,935	nm
Net income	17,177	14,774	2,403	16.3
Less: net income attributable to non-controlling interest	4,560	4,381	179	4.1
Net income attributable to Cactus Inc.	$12,617	$10,393	$2,224	21.4%
nm = not meaningful
Revenues
Product revenue for the third quarter of 2021 was $74.8 million, an increase of $4.5 million, or 6%, from $70.3 million for the second quarter of 2021 primarily due to increased sales of wellhead and production related equipment resulting from higher drilling and completion activity by our customers in the U.S., the impact of modest price increases implemented during the second quarter and further cost recovery efforts executed in the third quarter.
Rental revenue for the third quarter of 2021 was $15.3 million, an increase of $0.6 million, or 4%, from $14.6 million for the second quarter of 2021. The increase was primarily attributable to higher customer completion activity.

Field service and other revenue for the third quarter of 2021 was $25.3 million, an increase of $1.4 million, or 6%, from $23.9 million for the second quarter of 2021. The increase was mainly due to higher billable hours resulting from increased customer activity.
Costs and expenses
Cost of product revenue for the third quarter of 2021 was $49.7 million, an increase of $1.6 million, or 3%, from $48.1 million for the second quarter of 2021. The increase was primarily attributable to the increase in product sales as well as increased costs associated with freight and materials.
Cost of rental revenue for the third quarter of 2021 of $13.3 million decreased $1.2 million, or 8%, from $14.4 million for the second quarter of 2021 mainly due to a reduction in repair and equipment reactivation costs as the second quarter included additional work needed in order to prepare for an expected increased level of customer demand.
Cost of field service and other revenue for the third quarter of 2021 was $19.5 million, an increase of $1.8 million, or 10%, from $17.7 million for the second quarter of 2021. The increase was primarily related to increased personnel costs associated with the addition of field and branch personnel as well as increases in other costs associated with higher field service activity levels.
Selling, general and administrative expenses for the third quarter of 2021 were $12.1 million, an increase of $0.8 million, or 7%, from $11.4 million for the second quarter of 2021. The increase was primarily due to higher salaries and wages, increased professional fees and expenses associated with upgrades to our information technology infrastructure.
Other expense, net. Other expense, net for the second quarter of 2021 of $1.0 million represents a non-cash adjustment for the revaluation of the liability related to the tax receivable agreement.
Income tax expense. Income tax expense for the third quarter of 2021 was $3.3 million compared to $1.4 million for the second quarter of 2021. Income tax expense for the third quarter of 2021 included approximately $4.5 million expense associated with current income partially offset by a $0.5 million tax benefit related to the finalization of our 2020 tax returns and a $0.7 million tax benefit associated with the partial valuation allowance release in conjunction with third quarter 2021 redemptions of CW Units. Partial valuation releases occur in conjunction with redemptions of CW Units as a portion of Cactus Inc.’s deferred tax assets from its investment in Cactus LLC becomes realizable. Income tax expense for the second quarter of 2021 included approximately $3.8 million expense associated with current income and $0.6 million expense related to a change in our foreign tax credit position and related valuation allowance, offset by a $3.0 million tax benefit associated with the partial valuation allowance release in conjunction with second quarter 2021 redemptions of CW Units.
Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus LLC. Income allocated to the non-controlling interest is not subject to U.S. federal or state tax.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table presents summary consolidated operating results for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$197,136	$163,781	$33,355	20.4%
Rental revenue	42,404	57,579	(15,175)	(26.4)
Field service and other revenue	69,133	59,116	10,017	16.9
Total revenues	308,673	280,476	28,197	10.1
Costs and expenses
Cost of product revenue	134,329	101,976	32,353	31.7
Cost of rental revenue	39,824	39,661	163	0.4
Cost of field service and other revenue	51,645	44,620	7,025	15.7
Selling, general and administrative expenses	33,160	30,739	2,421	7.9
Severance expenses	—	1,864	(1,864)	nm
Total costs and expenses	258,958	218,860	40,098	18.3
Income from operations	49,715	61,616	(11,901)	(19.3)

Interest income (expense), net	(632)	851	(1,483)	nm
Other expense, net	(1,410)	(555)	(855)	nm
Income before income taxes	47,673	61,912	(14,239)	(23.0)
Income tax expense	586	8,833	(8,247)	(93.4)
Net income	47,087	53,079	(5,992)	(11.3)
Less: net income attributable to non-controlling interest	12,518	21,835	(9,317)	(42.7)
Net income attributable to Cactus Inc.	$34,569	$31,244	$3,325	10.6%
nm = not meaningful
Revenues
Product revenue was $197.1 million for the nine months ended September 30, 2021 compared to $163.8 million for the nine months ended September 30, 2020. The increase of $33.4 million, representing a 20% increase from 2020, was primarily due to higher sales of wellhead and production related equipment resulting from higher drilling and completion activity by our customers compared to 2020, the impact of modest price increases implemented during the second quarter of 2021 and further cost recovery efforts executed in the third quarter of 2021. In the prior year, the industry downturn resulting from depressed commodity prices exacerbated by the pandemic was most detrimental to our second and third quarter results out of the first nine months of 2020.
Rental revenue of $42.4 million for the first nine months of 2021 decreased $15.2 million, or 26%, from $57.6 million for the first nine months of 2020. The decrease was primarily due to reduced drilling and completion activity resulting from our decision to concede market share given the extraordinary market pressure driven by depressed energy demand. Recovery in our rental business has been slower than our product business as an excess amount of competing rental equipment remains available in the market relative to the amount of completion activity being conducted by customers.
Field service and other revenue for the nine months ended September 30, 2021 was $69.1 million, an increase of $10.0 million, or 17%, from $59.1 million for the nine months ended September 30, 2020. The increase was attributable to increased customer activity compared to the prior year, resulting from higher billable hours, ancillary services and repairs of customer property.

Costs and expenses
Cost of product revenue for the nine months ended September 30, 2021 was $134.3 million, an increase of $32.4 million, or 32%, from $102.0 million for the nine months ended September 30, 2020. The increase was largely attributable to an increase in product sales and costs associated with materials, freight and overhead, including increased labor costs, in 2021. Additionally, cost of product revenue in the first nine months of 2020 included $8.5 million in credits related to tariff refunds.
Cost of rental revenue of $39.8 million for the first nine months of 2021 increased $0.2 million from $39.7 million for the first nine months of 2020. The increase was primarily due to higher repair and reactivation costs offset by decreased scrap and rework expense, lower depreciation expenses on our rental fleet and other savings resulting from lower activity compared to 2020. Rental cost of sales in 2020 included approximately $0.9 million in credits related to tariff refunds.
Cost of field service and other revenue was $51.6 million for the nine months ended September 30, 2021, an increase of $7.0 million, or 16%, from $44.6 million for the nine months of September 30, 2020. The increase was mainly related to higher personnel costs associated with higher wages and an increase in the number of field and branch personnel as well as higher fuel and other remobilization expenses associated with increased field service activity levels compared to the prior year. Additionally, gains from sales of field service vehicles decreased by $3.3 million from 2020 as we rationalized our fleet vehicles in line with the headcount reductions in the prior year.
Selling, general and administrative expenses for the nine months ended September 30, 2021 were $33.2 million compared to $30.7 million for the nine months ended September 30, 2020. The $2.4 million increase was largely attributable to increased personnel costs primarily related to higher salaries and wages, increased accruals for annual incentive bonuses based on current year targets and higher stock-based compensation expense. Additional increases from 2020 related to higher professional fees and information technology expenses. These increases were partially offset by a reduction in foreign currency losses.
Severance expenses for the nine months ended September 30, 2020 of $1.9 million represented severance benefits associated with headcount reductions during the prior year.
Interest income (expense), net. Interest expense, net for the first nine months of 2021 was $0.6 million compared to interest income, net of $0.9 million for the first nine months of 2020. The decrease in interest income, net of $1.5 million was primarily due to lower interest income on cash invested resulting from significantly lower interest rates in 2021 as well as the prior year period including $0.5 million of interest income recognized on tariff refunds.
Other expense, net. Other expense, net for the nine months ended September 30, 2021 of $1.4 million related to a $1.0 million non-cash adjustment for the revaluation of the liability related to the tax receivable agreement and $0.4 million for professional fees and other expenses associated with the 2021 Secondary Offering. Other expense, net for the nine months ended September 30, 2020 of $0.6 million represented non-cash adjustments for the revaluation of the liability related to the tax receivable agreement.
Income tax expense. Income tax expense for the nine months ended September 30, 2021 was $0.6 million compared to $8.8 million for the nine months ended September 30, 2020. The income tax expense for the first nine months of 2021 included an $8.9 million benefit associated with a partial valuation allowance release associated with CW Unit redemptions during the year and a $1.1 million benefit associated with permanent differences related to equity compensation. Income tax expense for the nine months ended September 30, 2020 included a $2.2 million benefit associated with the revaluation of deferred tax asset as a result of a change in our forecasted state tax rate.
Liquidity and Capital Resources
At September 30, 2021, we had $302.0 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under our ABL Credit Facility. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of September 30, 2021, we had no borrowings outstanding under our ABL Credit Facility and $75.0 million of available borrowing capacity. Additionally, we were in compliance with the covenants of the ABL Credit Facility as of September 30, 2021.
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
For the nine months ended September 30, 2021, net capital expenditures totaled $8.4 million, which were primarily related to rental fleet enhancements, including the electrification of certain assets to use a more environmentally friendly method of powering such equipment. We currently estimate our net capital expenditures for the year ending December 31, 2021 will range from $10 million to $15 million. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, available capacity in existing locations, prevailing economic conditions, market conditions in the E&P industry, customers’ forecasts, volatility and company initiatives.
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
Cash Flows
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$52,084	$121,485
Net cash used in investing activities	(8,417)	(16,494)
Net cash used in financing activities	(30,354)	(34,090)
Net cash provided by operating activities was $52.1 million and $121.5 million for the nine months ended September 30, 2021 and 2020, respectively. Operating cash flows for 2021 decreased from 2020 primarily due to an increase in working capital, largely related to the increase in accounts receivable and inventories offset by an increase in accounts payable and other liabilities, as well as a decrease in net income adjusted for certain noncash items.
Net cash used in investing activities was $8.4 million and $16.5 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease was primarily due to lower capital expenditures associated with our rental fleet in 2021.
Net cash used in financing activities was $30.4 million and $34.1 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease was comprised of a $7.5 million decrease in Cactus LLC member distributions and a $0.5 million reduction in payments on finance leases partially offset by a $2.4 million increase in dividend payments and a $1.8 million increase in share repurchases from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2020 Annual Report. Our exposure to market risk has not changed materially since December 31, 2020.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchase of Class A common stock during the three months ended September 30, 2021 (in whole shares).

Period	Total number of shares purchased (1)	Average price paid per share (2)
July 1-31, 2021	—	$—
August 1-31, 2021	—	—
September 1-30, 2021	534	33.37
Total	534	$33.37
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

Cactus, Inc.

November 4, 2021	By:	/s/ Scott Bender
Date		Scott Bender President, Chief Executive Officer and Director (Principal Executive Officer)

November 4, 2021	By:	/s/ Stephen Tadlock
Date		Stephen Tadlock Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)