Form 10-K
period 2021-12-31
Cactus, Inc.
filed 2022-02-28
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☑
As of June 30, 2021, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $2.1 billion.
As of February 24, 2022, the registrant had 59,035,237 shares of Class A common stock, $0.01 par value per share, and 16,674,282 shares of Class B common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10‑K (this “Annual Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Annual Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. These forward‑looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in this Annual Report and other cautionary statements contained herein. These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
Important factors that could cause actual results to differ materially from those contained in the forward‑looking statements include, but are not limited to:
•demand for our products and services, which is affected by, among other things, changes in the price of crude oil and natural gas in domestic and international markets;
•the number of active rigs, pad sizes, drilling and completion efficiencies, well spacings and associated well counts and availability of takeaway and storage capacity;
•Disparities in activity levels between private operators and large publicly-traded exploration and production (“E&P”) companies
•the number of active workover rigs:
•availability of capital and the associated capital spending discipline exercised by customers;
•overall oilfield service cost inflation;
•the financial health of our customers and our credit risk of customer non-payment;
•changes in the number of drilled but uncompleted wells (DUC’s) and the level of completion activity;
•the size and timing of orders;
•availability and cost of raw materials, components and imported items;
•increased inland and ocean shipping costs, the availability of containers and vessels from Asia as well as port congestion and domestic trucking capacity;
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
•consolidation activity involving our customers;
•the addition or termination of relationships with major customers or suppliers;
ii

•laws and regulations, including environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;
•disruptions in political, regulatory, economic or social conditions domestically or internationally;
•the severity and duration of the ongoing outbreak of coronavirus (“COVID-19”) and the extent of its impact on our business, including employee absenteeism;
•outbreaks of other pandemic or contagious diseases that may disrupt our operations, suppliers or facilities or impact demand for oil and natural gas;
•the impact of actions taken by the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing countries affecting the supply of oil and gas;
•the impact of potential disruptions in Russian gas deliveries into Europe resulting from the conflict in Ukraine;
•increases in import tariffs or duties assessed on products and imported raw materials used in the production and assembly of our goods which could negatively impact margins and our working capital;
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
iii

PART I
Item 1.     Business
General
Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries (the “Company,” “we,” “us,” “our” and “Cactus”), including Cactus Wellhead, LLC (“Cactus LLC”), are primarily engaged in the design, manufacture and sale of wellhead and pressure control equipment. Our products are sold and rented principally for onshore unconventional oil and gas wells and are utilized during the drilling, completion and production phases of our customers’ wells. We also provide field services for all of our products and rental items to assist with the installation, maintenance and handling of the wellhead and pressure control equipment. Additionally, we offer repair and refurbishment services. We operate through 15 U.S. service centers located in Texas, New Mexico, Pennsylvania, North Dakota, Louisiana, Oklahoma, Colorado, Utah and Wyoming as well as three service centers in Eastern Australia. We also provide rental and field service operations in the Kingdom of Saudi Arabia. Our corporate headquarters are located in Houston, Texas. We also have manufacturing and production facilities in Bossier City, Louisiana and Suzhou, China.
Cactus Inc. was incorporated on February 17, 2017 as a Delaware corporation for the purpose of completing an initial public offering of equity and related transactions, which was completed on February 12, 2018 (our “IPO”). We began operating in August 2011 following the formation of Cactus LLC in part by Scott Bender and Joel Bender, who have owned or operated wellhead manufacturing businesses since the late 1970s. Cactus Inc. is a holding company whose only material asset is an equity interest consisting of units representing limited liability company interests in Cactus LLC (“CW Units”). Cactus Inc. became the sole managing member of Cactus LLC upon completion of our IPO and is responsible for all operational, management and administrative decisions relating to Cactus LLC’s business. Pursuant to the First Amended and Restated Limited Liability Company Operating Agreement of Cactus LLC (the “Cactus Wellhead LLC Agreement”), owners of CW Units are entitled to redeem their CW Units for shares of Cactus Inc.’s Class A common stock, par value $0.01 per share (“Class A common stock”) on a one-for-one basis, which results in a corresponding increase in Cactus Inc.’s membership interest in Cactus LLC and an increase in the number of shares of Class A common stock outstanding. We refer to the owners of CW Units, other than Cactus Inc. (along with their permitted transferees), as “CW Unit Holders.” CW Unit Holders own one share of our Class B common stock, par value $0.01 per share (“Class B common stock”) for each CW Unit such CW Unit Holder owns. Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our amended and restated certificate of incorporation. Cactus WH Enterprises, LLC (“Cactus WH Enterprises”) is the largest CW Unit Holder. Cactus WH Enterprises is a Delaware limited liability company owned by Scott Bender, Joel Bender, Steven Bender and certain other employees. Cadent Energy Partners II, L.P. (“Cadent”), an affiliate of Cadent Energy Partners LLC, owned more than 10% of issued and outstanding CW Units until March 2021, when it redeemed 4,111,250 of the CW Units (together with an equal number of shares of Class B common stock) owned by it in connection with our 2021 Secondary Offering, as defined below. Subsequently, in a series of additional transactions throughout 2021, Cadent and its affiliates transferred or redeemed the remainder of its CW Units. The redeemed CW Units were redeemed for Class A common stock, with such shares being distributed to their owners pro rata.
As of December 31, 2021, Cactus Inc. owned 78.0% and CW Unit Holders owned 22.0% of Cactus LLC, which was based on 59.0 million shares of Class A common stock issued and outstanding and 16.7 million shares of Class B common stock issued and outstanding. Cactus WH Enterprises held approximately 20% of our voting power as of December 31, 2021.

Since our IPO in February 2018, 43.9 million CW Units and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock. The following is a rollforward of ownership of legacy CW Units by CW Unit Holders for the three years ended December 31, 2021:

CW Units
(in thousands)
CW Units held by legacy CW Unit Holders as of December 31, 2018	37,236
March 2019 follow-on equity offering	(8,474)
Other CW Unit redemptions	(804)
CW Units held by legacy CW Unit Holders as of December 31, 2019	27,958
Other CW Unit redemptions	(303)
CW Units held by legacy CW Unit Holders as of December 31, 2020	27,655
March 2021 follow-on equity offering	(6,273)
Cadent redemption in June 2021	(3,292)
Cadent redemption in September 2021	(715)
Other CW Unit redemptions	(701)
CW Units held by legacy CW Unit Holders as of December 31, 2021	16,674
On March 9, 2021, Cactus Inc. entered into an underwriting agreement with Cactus LLC, certain selling stockholders of Cactus (the “Selling Stockholders”) and the underwriters named therein, providing for the offer and sale by the Selling Stockholders (the “2021 Secondary Offering”) of up to 6,325,000 shares of Class A common stock at a price to the underwriters of $30.555 per share. On March 12, 2021, in connection with the 2021 Secondary Offering, certain of the Selling Stockholders exercised their right to redeem 6,272,500 CW Units, together with a corresponding number of shares of Class B common stock, as provided in the Cactus Wellhead LLC Agreement. Upon the closing of the 2021 Secondary Offering, Cactus Inc. acquired the redeemed CW Units and a corresponding number of shares of Class B common stock (which shares of Class B common stock were then canceled) and issued 6,272,500 new shares of Class A common stock to the underwriters at the direction of the redeeming Selling Stockholders, as provided in the Cactus Wellhead LLC Agreement. In addition, certain other Selling Stockholders sold 52,500 shares of Class A common stock in the 2021 Secondary Offering, which shares were owned by them directly as of the time of the 2021 Secondary Offering. Cactus did not receive any of the proceeds from the sale of common stock in the 2021 Secondary Offering, and there was no change in the combined number of Cactus Inc. voting shares outstanding.
On June 17, 2021, Cadent transferred ownership of 944,093 CW Units, together with a corresponding number of shares of Class B common stock, to its general partner, Cadent Energy Partners II - GP, L.P., (“Cadent GP”), and its manager, Cadent Management Services, LLC (“Cadent Management”). Cadent then redeemed its remaining 3.3 million CW Units, together with a corresponding number of shares of Class B common stock, as provided in the Cactus Wellhead LLC Agreement. The redeemed CW Units (and the corresponding shares of Class B common stock) were canceled and Cactus Inc. issued 3.3 million new shares of Class A common stock to Cadent, which then distributed such shares to its limited partners. Cactus received no proceeds from these events, and there was no change in the combined number of Cactus Inc. voting shares outstanding.
On September 13, 2021, Cadent GP and Cadent Management transferred their aggregate ownership of 228,878 CW Units, together with a corresponding number of shares of Class B common stock, to their respective owners, which included certain Cactus Inc. board members and executive management. The transfers were made at the discretion of Cadent GP and Cadent Management without the consent of the transferees. Additionally, Cadent GP and Cadent Management redeemed their remaining 715,215 CW Units held, together with a corresponding number of shares of Class B common stock, thus liquidating its ownership in Cactus Wellhead, LLC. These transactions were in accordance with the Cactus Wellhead LLC Agreement. The redeemed CW Units (and the corresponding shares of Class B common stock) were canceled and Cactus Inc. issued 715,215 new shares of Class A common stock. Cactus received no proceeds from these events, and there was no change in the combined number of Cactus Inc. voting shares outstanding.
In addition to these significant redemptions during 2021, 700,957 CW Units were redeemed in exchange for shares of Class A common stock during the year ended December 31, 2021 pursuant to our regular quarterly redemption program. The above discussion focuses on the 2021 activity and redemptions. For further information on the follow-on equity offering that occurred in March 2019, see Note 10 in the Notes to the Consolidated Financial Statements.

The following diagram indicates our simplified ownership structure as of December 31, 2021:
Our Products
Our principal products include our Cactus SafeDrill® wellhead systems as well as frac stacks, our Cactus SafeLink® monobore, SafeClamp® and SafeInject® systems, zipper manifolds and production trees that we design and manufacture. Every oil and gas well requires a wellhead system, which is installed throughout the drilling process and remains with the well through its entire productive life. The Cactus SafeDrill® wellhead systems employ technology which allows technicians to land and secure casing strings more safely from the rig floor, reducing the need to descend into the cellar. We believe we are a market leader in the application of such technology, with thousands of our products sold and installed across the United States since 2011. During the completion phase of a well, we rent frac stacks, zipper manifolds and other high-pressure equipment including our SafeLink®, SafeClamp® and SafeInject® systems that are used for well control and managing the transmission of frac fluids and proppants during the hydraulic fracturing process. These severe service applications require robust and reliable equipment. Cactus, through its proprietary equipment, digital offerings and services, reduces the need for human intervention in the exclusion zone, minimizing non-productive time and leading to inherently safer and more environmentally responsible operations. For the subsequent production phase of a well, we sell production trees and equipment, when required, to interface with various forms of artificial lift that regulate hydrocarbon production, which are installed on the wellhead after the frac stack has been removed. In addition, we provide mission-critical field services for all of our products and rental items, including 24-hour service crews to assist with the installation, maintenance, repair and safe handling of the wellhead and pressure control equipment. Our innovative wellhead products and pressure control equipment are developed internally. We believe our close relationship with our customers provides us with insight into the specific issues encountered in the drilling and completion processes, allowing us to provide them the highest quality products and service solutions.
We have achieved substantial market share, as measured by the percentage of total active U.S. onshore rigs that we follow (which we define as the number of active U.S. onshore drilling rigs to which we are the primary provider of wellhead products and corresponding services during drilling), and brand name recognition with respect to our engineered products, which we believe is due to our focus on safety, reliability, cost effectiveness and time saving features. We optimize our products for pad drilling (i.e., the process of drilling multiple wellbores from a single surface location) to reduce rig time and provide operators with significant efficiencies that translate into increased safety, reduced environmental impact and cost savings at the wellsite.
We primarily operate through service centers in the United States, which are strategically located in the key oil and gas producing regions, including the Permian, Marcellus, Utica, Haynesville, Eagle Ford, Bakken and SCOOP/STACK, among other active oil and gas regions in the United States, and in Eastern Australia. These service centers support our field services and provide equipment assembly and repair services. We also conduct rental and field service operations in the Kingdom of Saudi Arabia. Our manufacturing and production facilities are located in Bossier City, Louisiana and Suzhou, China.
Our Revenues
We operate in one business segment. Our revenues are derived from three sources: products, rentals, and field service and other. Product revenues are primarily derived from the sale of wellhead systems and production trees. Rental revenues are primarily derived from the rental of equipment used during the completion process, the repair of such equipment and the rental of drilling tools. Field service and other revenues are primarily earned when we provide installation and other field services for both product sales and equipment rental. Additionally, other revenues are derived from providing repair and reconditioning services to customers that have previously installed wellheads or production trees. Items sold or rented generally have an associated service component. As a result, there is a close correlation between field service and other revenues and revenues from product sales and rentals.
For the year ended December 31, 2021, we derived 64% of our total revenues from the sale of our products, 14% from rental and 22% from field service and other. In 2020, we derived 59% of our total revenues from the sale of our products, 19% from rental and 22% from field service and other. In 2019, we derived 57% of our total revenues from the sale of our products, 22% from rental and 21% from field service and other. We have predominantly domestic operations, with a small amount of activity in Australia and the Kingdom of Saudi Arabia.
Most of our sales are made on a call out basis pursuant to agreements, wherein our clients provide delivery instructions for goods and/or services as their operations require. Such goods and services are most often priced in accordance with a preapproved price list. The actual pricing of our products and services is impacted by a number of factors including competitive pricing pressure, the value perceived by our customers, the level of utilized capacity in the oil service sector, cost of manufacturing the product, cost of providing the service and general market conditions.
Costs of Conducting Our Business
The principal elements of cost of sales for our products are the direct and indirect costs to manufacture and supply the product, including labor, materials, machine time, tariffs and duties, freight and lease expenses related to our facilities. The principal elements of cost of sales for rentals are the direct and indirect costs of supplying rental equipment, including depreciation, repairs specifically performed on such rental equipment and freight. The principal elements of cost of sales for field service and other are labor, equipment depreciation and repair, equipment and vehicle lease expenses, fuel and supplies. Selling, general and administrative expense is comprised of costs such as sales and marketing, engineering, general corporate overhead, business development, compensation, employment benefits, insurance, information technology, safety and environmental, legal and professional.
Suppliers and Raw Materials
Forgings and plate, castings, tube and bar stock represent the principal raw materials used in the manufacture of our products and rental equipment. In addition, we require accessory items (such as elastomers, ring gaskets, studs and nuts) and machined components. We purchase a majority of these items from vendors in the United States, China, India and Australia. For the year ended December 31, 2021, two vendors each represented approximately 9% of our total third-party vendor purchases of raw materials, finished products, components, equipment, machining and other services. During the years ended December 31, 2020 and 2019, we had one vendor who represented approximately 9% and 16%, respectively, of such purchases. We do not believe that we are overly dependent on any individual vendor to supply our required materials or services. Notwithstanding the supply disruptions experienced starting in 2021, the materials and services essential to our business are normally readily available and, where we use one or a few vendors as a source of any particular materials or services, we believe that we can, within a reasonable period of time, make satisfactory alternative arrangements in the event of an interruption of supply from any vendor. We believe our materials and services vendors have the capacity to meet additional demand should we require it, although at higher costs and with extended deliveries.

Manufacturing
Our manufacturing and production facilities are located in Bossier City, Louisiana and Suzhou, China. Although both facilities can produce our full range of products, our Bossier City facility has advanced capabilities and is designed to support time-sensitive and rapid turnaround of made-to-order equipment, while our facility in China is optimized for longer lead time orders and outsources its machining requirements. The facilities are licensed to the latest American Petroleum Institute (“API”) 6A specification for wellheads and valves and API Q1 and ISO 9001:2015 quality management systems. Where traditional manufacturing facilities are designed to run in batches with different machining processes occurring in stages, our Bossier City facility uses advanced computer numeric 5 Axis control machines to perform multiple machining operations with fewer steps. We believe eliminating the queue times between machining operations allows us to offer significantly shorter order-to-delivery times compared to our competitors, albeit at higher costs than our facility in China. Responsiveness to urgent needs strengthens our relationship with key customers. The Bossier City facility has the ability to perform phosphate and oil coating, copper coating and frac rental equipment remanufacturing. Our production facility in China is configured to efficiently produce our range of pressure control products and components for less time-sensitive, higher-volume orders. The Suzhou facility assembles and tests finished and semi-finished machined components before shipment to Cactus facilities in the United States and Australia. Our Suzhou subsidiary is wholly-owned, and its facility is staffed by Cactus employees, which we believe is a key factor in ensuring high quality and dependable deliveries.
Trademarks and Patents
Trademarks are important to the marketing of our products. We consider the Cactus Wellhead trademark to be important to our business as a whole. The Company has numerous trademarks registered with the U.S. Patent and Trademark Office and has also applied for registration status of several trademarks which are pending. Once registered, our trademarks can be renewed every 10 years as long as we are using them in commerce. We also seek to protect our technology through use of patents, which affords us 20 years of protection of our proprietary inventions and technology, although we do not deem patents to be critical to our success. We have been awarded several U.S. patents and currently have additional patent applications pending. We also rely on trade secret protection for our confidential and proprietary information. To protect our information, we customarily enter into confidentiality agreements with our employees and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to our trade secrets.
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
Seasonality
Our business is not significantly impacted by seasonality, although our fourth quarter has historically been impacted by holidays and our customers’ budget cycles.
Customers
We serve over 200 customers representing majors, independents and other oil and gas companies with operations in the key U.S. oil and gas producing basins as well as in Australia and the Kingdom of Saudi Arabia. One customer represented approximately 12% of our total revenues during the year ended December 31, 2021, whereas no customer represented 10% or more of total revenues during the year ended December 31, 2020 and one customer represented approximately 10% of total revenues during the year ended December 31, 2019.
Competition
The markets in which we operate are highly competitive. We believe we are one of the largest suppliers of wellheads in the United States. We compete with divisions of Schlumberger and TechnipFMC, as well as a large number of other companies. We believe the rental market for frac stacks and related flow control equipment is more fragmented than the wellhead product market. Cactus does not believe any individual company represents more than 20% of the U.S. rental market.
We believe the competitive factors in the markets we serve include technical features, equipment availability, work force competency, efficiency, safety record, reputation, continuity of management and price. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment. While we seek to be competitive in our pricing, we believe many of our customers elect to work with us based on product features, safety, performance and quality of our people, equipment and services. We seek to differentiate ourselves from our competitors by delivering the highest‑quality services and equipment possible, coupled with superior execution and operating efficiency in a safe working environment.
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
•the Federal Water Pollution Control Act (the “Clean Water Act”);
•the Clean Air Act;
•the Comprehensive Environmental Response, Compensation and Liability Act;
•the Resource Conservation and Recovery Act;
•the Occupational Safety and Health Act; and
•national and local environmental protection laws in Australia, the People’s Republic of China and the Kingdom of Saudi Arabia.
New, modified or stricter enforcement of environmental laws and regulations could be adopted or implemented that significantly increase our compliance costs, pollution mitigation costs, or the cost of any remediation of environmental contamination that may become necessary, and these costs could be material. Our customers are also subject to most, if not all, of the same laws and regulations relating to environmental protection and occupational safety and health in the United States and in foreign countries where we operate. Consequently, to the extent these environmental compliance costs, pollution mitigation costs or remediation costs are incurred by our customers, those customers could elect to delay, reduce or cancel drilling, exploration or production programs, which could reduce demand for our products and services and, as a result, have a material adverse effect on our business, financial condition, results of operations, or cash flows. Consistent with our quality assurance and Health, Safety & Environment (“HSE”) principles, we have established proactive environmental and worker safety policies in the United States and foreign countries for the management, handling, recycling or disposal of chemicals and gases and other materials and wastes resulting from our operations. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to worker health and safety.
Licenses and Certifications. Our manufacturing facility in Bossier City, Louisiana and our production facility in Suzhou, China are currently licensed by the API to monogram manufactured products in accordance with API 6A, 21st Edition product specification for both wellheads and valves while the quality management system is certified to API Q1, 9th Edition, Addendum 2 and ISO 9001:2015. These licenses and certifications expire every three years and are renewed upon successful completion of annual audits. Cactus has also developed an API Q2 program specific to our service business. At this time, we have not yet applied for API Q2 certification, but we are implementing the API Q2 Quality Management System at select service locations to reduce well site non-productive time, improve service tool reliability and enhance customer satisfaction and retention. Our current API licenses and certifications are published on our website under the “Quality Assurance & Control” section of our website at www.CactusWHD.com. API’s standards are subject to revision, however, and there is no guarantee that future amendments or substantive changes to the standards would not require us to modify our operations or manufacturing processes to meet the new standards. Doing so may materially affect our operational costs. We also cannot guarantee that changes to the standards would not lead to the rescission of our licenses should we be unable to make the changes necessary to meet the new standards. Loss of our API licenses could materially affect demand for these products.
Hydraulic Fracturing. Most of our customers utilize hydraulic fracturing in their operations. Environmental concerns have been raised regarding the potential impact of hydraulic fracturing and the resulting wastewater disposal on underground water supplies and seismic activity. These concerns have led to several regulatory and governmental initiatives in the United

States to restrict the hydraulic fracturing process, which could have an adverse impact on our customers’ completions or production activities. Although we do not conduct hydraulic fracturing, increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and gas production activities using hydraulic fracturing techniques. In December 2021, the Texas Railroad Commission, which regulates the state’s oil and gas industry, suspended the use of deep wastewater disposal wells in four oil-producing counties in West Texas. The suspension is intended to mitigate earthquakes thought to be caused by the injection of waste fluids, including saltwater, that are a byproduct of hydraulic fracturing into disposal wells. The ban will require oil and gas production companies to find other options to handle the wastewater, which may include piping or trucking it longer distances to other locations not under the ban. The adoption of new laws or regulations at the federal, state, local or foreign level imposing reporting obligations on, or otherwise limiting, delaying or banning, the hydraulic fracturing process or other processes on which hydraulic fracturing and subsequent hydrocarbon production relies, such as water disposal, could make it more difficult to complete oil and natural gas wells. Further, it could increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services for which they contract, which could negatively impact demand for our products.
Climate Change. State, national and foreign governments and agencies continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases. Changes in environmental requirements related to greenhouse gases, climate change and alternative energy sources may negatively impact demand for our services. For example, oil and natural gas exploration and production may decline as a result of environmental requirements, including land use policies responsive to environmental concerns. In January 2021, the Acting Secretary of the Department of the Interior issued an order suspending new leasing and drilling permits for fossil fuel production on federal lands and waters for 60 days. President Biden then issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Several states filed lawsuits challenging the suspension and in June 2021, a judge in the U.S. District Court for the Western District of Louisiana issued a nationwide temporary injunction blocking the suspension. The Department of the Interior appealed the U.S. District Court’s ruling and the appeal is pending. To the extent that the Department of the Interior’s report or other initiatives to reform federal leasing practices result in the development of additional restrictions on drilling, limitations on the availability of leases, or restrictions on the ability to obtain required permits, it could impact our customers’ opportunities and reduce demand for our products and services in the aforementioned areas.
Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, may reduce demand for oil and natural gas and could have a negative impact on our business. Likewise, such restrictions may result in additional compliance obligations that could have a material adverse effect on our business, consolidated results of operations and consolidated financial position. In addition, our business could be impacted by initiatives to address greenhouse gases and climate change and incentives to conserve energy or use alternative energy sources. For example, the Build Back Better Act, passed by the U.S. House of Representatives and supported by President Biden, includes incentives to increase wind and solar electric generation and encourage consumers to use these alternative energy sources. At this time, it is uncertain whether, and in what form, the Build Back Better Act may become law. However, the Build Back Better Act or similar state or federal initiatives to incentivize a shift away from fossil fuels could reduce demand for hydrocarbons, thereby reducing demand for our products and services and negatively impacting our business.
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

Human Capital Management
As of December 31, 2021, we employed over 1,000 people worldwide, of which a little more than 900 were employed in the United States. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our workforce to be good. Our business’s success depends mainly on our ability to attract, retain and motivate a diverse population of talented employees at all levels of our organization, including the individuals who comprise our global workforce and executive officers and other key personnel. To succeed in a competitive industry, we have developed key recruitment and retention strategies, objectives and measures which we focus on as part of the overall management of our business.
Recruiting and Development. Our talent strategy is focused on attracting the best talent and rewarding their performance while developing and retaining them. Fiscal year 2020 was a challenging year in which we made difficult staffing decisions, resulting in significant reductions to our workforce. As the economy showed signs of improvement in late 2020 and throughout 2021, we rebuilt our workforce, increasing our workforce by approximately 57% during 2021. We are approaching the workforce levels we were at right before the start of the pandemic in March 2020. We strive to maintain good relationships with our employees and have prioritized rehiring our most experienced branch and field positions as the industry has recovered. When hiring, we utilize employee referrals, a variety of social media platforms, regional job fairs and partner with educational organizations across the United States to find diverse, qualified, motivated and responsible candidates.
Training. We are dedicated to the continual training and development of our employees, especially those in field and branch operations. Our internal training focuses on safety, corporate and personal responsibility, product knowledge, behavioral development and ethical conduct. In 2021, Cactus built an internal database to track training progress and completion for all of our associates, with particular interest in tracking the training and skill sets of our field service technicians and managers. This tracking tool enables us to take a holistic view of our strength by branch and job title, which helps us to manage our operations and assign associates with the proper skills, training and experience to safely and efficiently meet or exceed customer demand. Other training courses offered outside of the company are attended by employees with specialized skills, knowledge or certifications as needed for their ongoing success and professional development.
Compensation and Benefits. We provide compensation and benefits programs to help meet the needs of our employees. In addition to salaries and wages, these programs (which vary by country) include annual bonuses, retirement plans such as a 401(k) plan, healthcare and insurance benefits, health savings accounts partially funded by the Company, standard flexible spending accounts, personal legal services insurance, company-sponsored long and short term disability, accident and critical illness, paid time off, family leave, partially paid maternity and paternity leave, family care resources and employee assistance programs, among others. We also offer tuition reimbursement in certain circumstances to support the continued growth and development of our employees. Additionally, we use targeted equity-based grants with vesting conditions to facilitate the retention of key personnel.
Health and Safety. Our health and safety programs are designed around global standards with appropriate variations addressing the multiple jurisdictions and regulations, specific hazards and unique working environments of our manufacturing and production facilities, service centers and headquarters. We require each location to conduct regular safety evaluations to verify that expectations for safety program procedures and training are being met. We also engage in third party conformity assessments of our HSE processes to determine adherence to our HSE management system and to global health and safety standards. We monitor our Occupational Safety and Health Administration Total Recordable Incident Rate (“TRIR”) to assess our operation’s health and safety performance. TRIR is defined as the number of incidents per 100 full-time employees that have resulted in a recordable injury or illness in the pertinent period. During fiscal year 2021, we had a TRIR of 1.29, which compares to 0.55 in 2020. We had no work-related fatalities in either year. Based on the most recent statistics available from the International Association of Drilling Contractors, our TRIR statistics are in line with the industry average.
We are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to various flexible and convenient health and wellness programs. These programs include benefits that offer protection and security to have peace of mind concerning events that may require time away from work or impact their financial well-being. These tools also support their physical and mental health by providing resources to improve or maintain their health status. In response to the COVID-19 pandemic, we implemented additional safety measures for employees performing critical on-site work. Our facilities implemented mandatory personal protective wear, extensive deep cleaning and sanitation processes. We also work with third-party vendors to offer vaccination clinics and schedule vaccines for any associate who requests help in doing so. Any associate who has exhibited signs or symptoms or believes they may have been exposed to the virus is tested and quarantined based on guidelines provided by the Centers for Disease Control and Prevention. We provide paid time off for our associates to get vaccinated and boosted. We also provide additional time off for any fully vaccinated associates who miss work due to a breakthrough case of COVID-19. Additionally, during certain time periods, we have allowed administrative employees to work from home if desired. Lastly, we encourage our employees to be fully vaccinated against COVID-19 and offer financial incentives within our medical benefits plan to those associates who are fully vaccinated.
Available Information
Our principal executive offices are located at 920 Memorial City Way, Suite 300, Houston, TX 77024, and our telephone number at that address is (713) 626‑8800. Our website address is www.CactusWHD.com. Our periodic reports and other information filed with or furnished to the Securities and Exchange Commission (“SEC”), including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings, are available free of charge through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Information on our website or any other website is not incorporated by reference into this Annual Report and does not constitute a part of this Annual Report.
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
Risks Related to the Oilfield Services Industry and Our Business
The global outbreak of COVID-19 and associated responses have had, and are expected to continue to have, an adverse impact on our business and operations.
The ongoing COVID-19 pandemic has negatively affected, and could continue to negatively affect, our revenues and operations. We have experienced, and may experience in the future, slowdowns or temporary idling of certain of our manufacturing and service facilities due to a number of factors, including implementing additional safety measures, testing of our team members, team member absenteeism and governmental orders. A prolonged closure could have a material adverse impact on our ability to operate our business and on our results of operations. We have also experienced, and could continue to experience, disruption and volatility in our supply chain, which has resulted, and may continue to result, in increased costs for certain goods. The spread of COVID-19 has also disrupted and may continue to disrupt logistics necessary to import, export and deliver products to us and our customers. Further, we might experience temporary shortages of labor, making it difficult to provide field service technicians to install or service our equipment. The duration of the pandemic and its continued adverse impact on our business are unknown and impossible to predict with certainty. Despite vaccines and boosters being administered worldwide, the extent of future impacts of the coronavirus and any new variants related to COVID-19 on general economic conditions and on our business, operations and results of operations remains uncertain.
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

•oil and gas inventory levels, production capacity and investment levels;
•the continued development of shale plays which may influence worldwide supply;
•transportation differentials associated with reduced capacity in and out of the storage hub in Cushing, Oklahoma;
•costs of exploring for, producing and delivering oil and natural gas;
•political and economic uncertainty and geopolitical unrest;
•oil refining activity and shifts in end‑customer preferences toward fuel efficiency and increased transition to electric vehicles;
•conservation measures and technological advances affecting energy consumption;
•government initiatives to address greenhouse gases and climate change (including incentives to promote alternative energy sources);
•potential acceleration of the commercial development of alternative energy sources (such as wind, solar, geothermal, tidal, fuel cells and biofuels);
•access to capital and credit markets and investors’ focus on shareholder returns, which may affect our customers’ activity levels and spending for our products and services;
•changes in laws and regulations related to hydraulic fracturing activities, saltwater disposal or oil and gas drilling, particularly on public properties;
•changes in environmental laws and regulations (including relating to the use of coal in power plants which can impact the demand for natural gas);
•adverse weather conditions and natural disasters (including adverse conditions related to climate change);
•supply disruptions in key oil producing regions;
•terrorist attacks and armed conflicts, including the current conflict between Russia and Ukraine could cause temporary price increases which could dampen demand; and
•global pandemics.
The oil and gas industry is cyclical and has historically experienced periodic downturns, which have been characterized by diminished demand for our products and services and downward pressure on the prices we charge. These downturns cause many E&P companies to reduce their capital budgets and drilling activity. Any future downturn or expected downturn could result in a significant decline in demand for oilfield services and adversely affect our business, results of operations and cash flows.
Growth in U.S. drilling and completion activity, and our ability to benefit from such growth, could be adversely affected by any significant constraints in equipment, labor or takeaway capacity in the regions in which we operate.
Growth in U.S. drilling and completion activity may be impacted by, among other things, the availability and cost of Oil Country Tubular Goods (OCTG), pipeline capacity, and material and labor shortages. Should significant growth in activity occur there could be concerns over availability of the equipment, materials and labor required to drill and complete a well, together with the ability to move the produced oil and natural gas to market. Should significant constraints develop that materially impact the efficiency and economics of oil and gas producers, growth in U.S. drilling and completion activity could be adversely affected. This would have an adverse impact on the demand for the products we sell and rent, which could have a material adverse effect on our business, results of operations and cash flows.
We may be unable to employ a sufficient number of skilled and qualified workers to sustain or expand our current operations.
The delivery of our products and services requires personnel with specialized skills and experience. Our ability to be productive and profitable will depend upon our ability to attract and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers is high and the cost to attract and retain qualified personnel has increased. During industry downturns, skilled workers may leave the industry, reducing the availability of qualified workers when conditions improve. In addition, a significant increase in the wages paid by competing employers both within and outside of our industry could result in increases in the wage rates that we must pay. Throughout 2021, we experienced notable increases in salaries and wages, especially in certain key oil and gas producing regions, as we restored our workforce while trying to meet increasing customer demand. If we are not able to employ and retain skilled workers, our ability to respond quickly to customer demands or strong market conditions may inhibit our growth, which could have a material adverse effect on our business, results of operations and cash flows.

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
In addition to our facilities in the United States, we operate one production facility in China and have facilities in Australia that sell and rent equipment as well as provide parts, repair services and field services associated with installation. Additionally, we provide rental and field service operations in the Kingdom of Saudi Arabia. Instability and unforeseen changes in any of the markets in which we conduct business could have an adverse effect on the demand for, or supply of, our business, results of operations and cash flows. These factors include, but are not limited to, the following:
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
Our customers are engaged in the oil and natural gas E&P business primarily in the United States, but also in Australia and the Kingdom of Saudi Arabia. Historically, we have been dependent on a relatively small number of customers for our revenues. Our business, results of operations and financial position could be materially adversely affected if an important customer ceases to engage us for our services on favorable terms, or at all, or fails to pay or delays paying us significant amounts of our outstanding receivables. Additionally, the E&P industry is characterized by frequent consolidation activity. Changes in ownership of our customers may result in the loss of, or reduction in, business from those customers which could materially and adversely affect our business, results of operations and cash flows.

Delays in obtaining, or inability to obtain or renew, permits or authorizations by our customers for their operations could impair our business.
Our customers are required to obtain permits or authorizations from one or more governmental agencies or other third parties to perform drilling and completion activities, including hydraulic fracturing. Such permits or approvals are typically required by state agencies but can also be required by federal and local governmental agencies or other third parties. The requirements for such permits or authorizations vary depending on the location where such drilling and completion activities will be conducted. As with most permitting and authorization processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit or approval to be issued and the conditions which may be imposed in connection with the granting of the permit. In some jurisdictions, certain regulatory authorities have delayed or suspended the issuance of permits or authorizations while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. In Texas, rural water districts have begun to impose restrictions on water use and may require permits for water used in drilling and completion activities. In addition, in January 2021, President Biden indefinitely suspended new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. In November 2021, the Department of the Interior completed its review and issued a report on the federal oil and gas leasing program. The Department of the Interior’s report recommends several changes to federal leasing practices, including changes to royalty payments, bidding, and bonding requirements. The effects of this report or other initiatives to reform the federal leasing process could result in additional restrictions or limitations on the issuance of federal leases and permits for drilling on public lands. Permitting, authorization or renewal delays, the inability to obtain new permits or the revocation of current permits could impact our customers’ operations and cause a loss of revenue and potentially have a materially adverse effect on our business, results of operations and cash flows.
Competition within the oilfield services industry may adversely affect our ability to market our services.
The oilfield services industry is highly competitive and fragmented and includes numerous companies capable of competing effectively in our markets, including several large companies that possess substantially greater financial and other resources than we do. The amount of equipment available may exceed demand, which could result in active price competition. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. In addition, adverse market conditions lower demand for well servicing equipment, which results in excess equipment and lower utilization rates. If market conditions in our operating areas deteriorate from current levels or if adverse market conditions persist, the prices we are able to charge and utilization rates may decline. Any significant future increase in overall market capacity for the products, rental equipment or services that we offer could adversely affect our business, results of operations and cash flows.
New technology may cause us to become less competitive.
The oilfield services industry is subject to the introduction of new drilling and completions techniques and services using new technologies, some of which may be subject to patent or other intellectual property protections. Although we believe our equipment and processes currently give us a competitive advantage, as competitors and others use or develop new or comparable technologies in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to develop, implement or acquire certain new technologies at a substantial cost. Some of our competitors have greater financial, technical and personnel resources that may allow them to enjoy various competitive advantages in the development and implementation of new technologies. We cannot be certain that we will be able to continue to develop and implement new technologies or products. Limits on our ability to develop, bring to market, effectively use and implement new and emerging technologies may have a material adverse effect on our business, results of operations and cash flows, including a reduction in the value of assets replaced by new technologies.
Increased costs, or lack of availability, of raw materials and other components may result in increased operating expenses and adversely affect our results of operations and cash flows.
Our ability to source low cost raw materials and components, such as steel plate, tube and bar stock, forgings and machined components is critical to our ability to successfully compete. Due to a shortage of steel caused primarily by production disruptions during the pandemic and increased demand as economies rebounded, steel and assembled component prices have been and continue to be elevated. Our results of operations may be adversely affected by our inability to manage rising costs and the availability of raw materials and components used in our wide variety of products and systems. Additionally, freight costs, specifically ocean freight costs, have risen significantly due to a number of factors including, but not limited to, a scarcity of shipping containers, congested seaports, a shortage of commercial drivers, capacity constraints on vessels or lockdowns in certain markets. We cannot assure that we will be able to continue to purchase and move these materials on a timely basis or at commercially viable prices, nor can we be certain of the impact of changes to tariffs and future legislation that may impact trade with China or other countries. Further, unexpected changes in the size of regional and/or product markets, particularly for short lead‑time products, could affect our results of operations and cash flows. Should our current suppliers be unable to provide the necessary raw materials or components or otherwise fail to deliver such materials and components timely and in the quantities required, resulting delays in the provision of products or services to our customers could have a material adverse effect on our business, results of operations and cash flows.
Currently, the United States is experiencing the highest inflation in decades primarily due to supply-chain issues, a shortage of labor and a build-up of demand for goods and services. The most noticeable adverse impact to our business has been increased freight, materials and vehicle-related costs as well as higher salaries and wages. While we believe that the current rate of inflation is transitory as it is pandemic-driven, we are unsure how long an elevated rate will continue. We cannot be confident that all costs will return to the lower levels experienced in prior years even as the rate of inflation abates. Our results of operations may be adversely affected by these rising costs to the extent we are unable to recoup them from our customers.
In accordance with Section 1502 of the Dodd‑Frank Act, the SEC’s rules regarding mandatory disclosure and reporting requirements by public companies of their use of “conflict minerals” (tantalum, tin, tungsten and gold) originating in the Democratic Republic of Congo and adjoining countries became effective in 2014. While the conflict minerals rule continues in effect as adopted, there remains uncertainty regarding how the conflict minerals rule, and our compliance obligations, will be affected in the future. Additional requirements under the rule could affect sourcing at competitive prices and availability in sufficient quantities of tungsten, which is used in the manufacture of our products or in the provision of our services. This could have a material adverse effect on our ability to purchase these products in the future. The costs of compliance, including those related to supply chain research, the limited number of suppliers and possible changes in the sourcing of these minerals, could have a material adverse effect on our business, results of operations and cash flows.
We design, manufacture, sell, rent and install equipment that is used in oil and gas E&P activities, which may subject us to liability, including claims for personal injury, property damage and environmental contamination should such equipment fail to perform to specifications.
We provide products and systems to customers involved in oil and gas exploration, development and production. Some of our equipment is designed to operate in high‑temperature and/or high‑pressure environments, and some equipment is designed for use in hydraulic fracturing operations. We also provide parts, repair services and field services associated with installation at all of our facilities and service centers in the United States and Australia, as well as at customer sites, including sites in the Kingdom of Saudi Arabia. Because of applications to which our products and services are exposed, particularly those involving high pressure environments, a failure of such equipment, or a failure of our customers to maintain or operate the equipment properly, could cause damage to the equipment, damage to the property of customers and others, personal injury and environmental contamination and could lead to a variety of claims against us that could have an adverse effect on our business, results of operations and cash flows.
We indemnify our customers against certain claims and liabilities resulting or arising from our provision of goods or services to them. In addition, we rely on customer indemnifications, generally, and third‑party insurance as part of our risk mitigation strategy. However, our insurance may not be adequate to cover our liabilities. In addition, our customers may be unable to satisfy indemnification claims against them. Further, insurance companies may refuse to honor their policies, or insurance may not generally be available in the future, or if available, premiums may not be commercially justifiable. We could incur substantial liabilities and damages that are either not covered by insurance or that are in excess of policy limits, or incur liability at a time when we are not able to obtain liability insurance. Such potential liabilities could have a material adverse effect on our business, results of operations and cash flows.
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
Our insurance may not be adequate to cover all losses or liabilities we may suffer. Also, insurance may no longer be available to us or its availability may be at premium levels that do not justify its purchase. The occurrence of a significant uninsured claim, a claim in excess of the insurance coverage limits maintained by us or a claim at a time when we are not able to obtain liability insurance could have a material adverse effect on our ability to conduct normal business operations and on our results of operations, financial condition and cash flows. In addition, we may not be able to secure additional insurance or bonding that might be required by new governmental regulations. This may cause us to restrict our operations, which might severely impact our business, results of operations and cash flows.
Oilfield anti-indemnity provisions enacted by many states may restrict or prohibit a party’s indemnification of us.
We typically enter into agreements with our customers governing the provision of our services, which usually include certain indemnification provisions for losses resulting from operations. Such agreements may require each party to indemnify the other against certain claims regardless of the negligence or other fault of the indemnified party; however, many states place limitations on contractual indemnity agreements, particularly agreements that indemnify a party against the consequences of its own negligence. Furthermore, certain states, including Louisiana, New Mexico, Texas, and Wyoming, have enacted statutes generally referred to as “oilfield anti-indemnity acts” expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Such oilfield anti-indemnity acts may restrict or void a party’s indemnification of us, which could have a material adverse effect on our business, results of operations and cash flows.
Our operations require us to comply with various domestic and international regulations, violations of which could have a material adverse effect on our results of operations, financial condition and cash flows.
We are exposed to a variety of federal, state, local and international laws and regulations relating to matters such as environmental, workplace, health and safety, labor and employment, customs and tariffs, export and re-export controls, economic sanctions, currency exchange, bribery and corruption and taxation. These laws and regulations are complex, frequently change and have tended to become more stringent over time. They may be adopted, enacted, amended, enforced or interpreted in such a manner that the incremental cost of compliance could adversely impact our business, results of operations and cash flows.
In addition to our U.S. operations, we have operations in the People’s Republic of China, Australia and the Kingdom of Saudi Arabia. Our operations outside of the United States require us to comply with numerous anti‑bribery and anti‑corruption regulations. The U.S. Foreign Corrupt Practices Act, among others, applies to us and our operations. Our policies, procedures and programs may not always protect us from reckless or criminal acts committed by our employees or agents, and severe criminal or civil sanctions may be imposed as a result of violations of these laws. We are also subject to the risks that our employees and agents outside of the United States may fail to comply with applicable laws.
In addition, we import raw materials, semi‑finished goods, and finished products into the United States, China, Australia and the Kingdom of Saudi Arabia for use in such countries or for manufacturing and/or finishing for re‑export and import into another country for use or further integration into equipment or systems. Most movement of raw materials, semi‑finished or finished products involves imports and exports. As a result, compliance with multiple trade sanctions, embargoes and import/export laws and regulations pose a constant challenge and risk to us since a portion of our business is conducted outside of the United States through our subsidiaries. Our failure to comply with these laws and regulations could materially affect our business, results of operations and cash flows.
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
Existing or future laws and regulations related to greenhouse gases and climate change and related public and governmental initiatives and additional compliance obligations could have a material adverse effect on our business, results of operations, prospects, and financial condition.
Changes in environmental requirements related to greenhouse gas emissions may negatively impact demand for our products and services. For example, oil and natural gas E&P may decline as a result of environmental requirements, including land use policies and other actions to restrict oil and gas leasing and permitting in response to environmental and climate change concerns. In January 2021, the Acting Secretary of the Department of the Interior issued an order suspending new leasing and drilling permits for fossil fuel production on federal lands and waters for 60 days. President Biden then issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Several states filed lawsuits challenging the suspension and in June 2021, a judge in the U.S. District Court for the Western District of Louisiana issued a nationwide temporary injunction blocking the suspension. The Department of the Interior appealed the U.S. District Court’s ruling. If the Department of the Interior succeeds on its appeal of the U.S. District Court’s decision and reinstitutes a leasing suspension, the reinstitution of such suspension could reduce demand for our services. Further, to the extent that the Department of Interior’s report or other initiatives to reform federal leasing practices result in the development of additional restrictions on drilling, limitations on the availability of leases, or restrictions on the ability to obtain required permits, it could impact our customers’ opportunities and reduce demand for our products and services in the aforementioned areas.
Federal, state, and local agencies continue to evaluate climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases in areas in which we conduct business. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws and regulations related to greenhouse gases could have a negative impact on our business if such laws or regulations reduce demand for oil and natural gas. Likewise, such laws or regulations may result in additional compliance obligations with respect to the release, capture, sequestration, and use of greenhouse gases. These additional obligations could increase our costs and have a material adverse effect on our business, results of operations, prospects, and financial condition. Additional compliance obligations could also increase costs of compliance and costs of doing business for our customers, thereby reducing demand for our products and services. Finally, increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events; if such effects were to occur, they could have an adverse impact on our operations.
Many of our customers utilize hydraulic fracturing in their operations. Environmental concerns have been raised regarding the potential impact of hydraulic fracturing on underground water supplies and seismic activity. These concerns have led to several regulatory and governmental initiatives in the United States to restrict the hydraulic fracturing process, which could have an adverse impact on our customers’ completions or production activities. Although we do not conduct hydraulic fracturing, increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and gas production activities using hydraulic fracturing techniques. In December 2021, the Texas Railroad Commission, which regulates the state’s oil and gas industry, suspended the use of deep wastewater disposal wells in four oil-producing counties in West Texas. The suspension is intended to mitigate earthquakes thought to be caused by the injection of waste fluids, including saltwater, that are a byproduct of hydraulic fracturing into disposal wells. The ban will require oil and gas production companies to find other options to handle the wastewater, which may include piping or trucking it longer distances to other locations not under the ban. The adoption of new laws or regulations at the federal, state, local or foreign level imposing reporting obligations on, or otherwise limiting, delaying or banning, the hydraulic fracturing process or other processes on which hydraulic fracturing and subsequent hydrocarbon production relies, such as water disposal, could make it more difficult to complete oil and natural gas wells. Further, it could increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our products.

Increasing attention by the public and government agencies to climate change and environmental, social and governance (“ESG”) matters could also negatively impact demand for our products and services. In recent years, increasing attention has been given to corporate activities related to ESG in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change and energy rebalancing matters, such as promoting the use of substitutes to fossil fuel products and encouraging the divestment of fossil fuel equities, as well as pressuring lenders and other financial services companies to limit or curtail activities with fossil fuel companies. If this were to continue, it could have a material adverse effect on the valuation of our Class A common stock and our ability to access equity capital markets.
In addition, our business could be impacted by initiatives to address greenhouse gases and climate change and incentives to conserve energy or use alternative energy sources. For example, the Build Back Better Act, passed by the U.S. House of Representatives and supported by President Biden, includes incentives to increase wind and solar electric generation and encourage consumers to use these alternative energy sources. At this time, it is uncertain whether, and in what form, the Build Back Better Act may become law. However, the Build Back Better Act or similar state or federal initiatives to incentivize a shift away from fossil fuels could reduce demand for hydrocarbons, thereby reducing demand for our products and services and negatively impacting our business.
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
Cactus WH Enterprises LLC has the ability to direct the voting of a significant percentage of the voting power of our common stock, and its interests may conflict with those of our other shareholders.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our amended and restated certificate of incorporation. Cactus WH Enterprises owned approximately 20% of our voting power as of December 31, 2021. This concentration of ownership may limit a stockholder’s ability to affect the way we are managed or the direction of our business. The interests of Cactus WH Enterprises with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Furthermore, in connection with our IPO, we entered into a stockholders’ agreement with Cactus WH Enterprises. Among other things, the stockholders’ agreement provides Cactus WH Enterprises with the right to designate a certain number of nominees to our board of directors so long as they and their respective affiliates collectively beneficially own at least 5% of the outstanding shares of our common stock. The existence of significant stockholders and the stockholders’ agreement may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management or limiting the ability of our other stockholders to approve transactions that they may deem to be in our best interests. Cactus WH Enterprises’ concentration of stock ownership may also adversely affect the trading price of our Class A common stock to the extent investors perceive a disadvantage in owning stock of a company with significant stockholders. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Stockholders’ Agreement.”
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
Subject to certain limitations and exceptions, the CW Unit Holders may cause Cactus LLC to redeem their CW Units for shares of Class A common stock (on a one‑for‑one basis, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions) and then sell those shares of Class A common stock. Additionally, we may issue additional shares of Class A common stock or convertible securities in subsequent public offerings. We had 59,035,237 outstanding shares of Class A common stock and 16,674,282 outstanding shares of Class B common stock as of December 31, 2021. The CW Unit Holders own all 16,674,282 shares of Class B common stock, representing approximately 22.0% of our total outstanding common stock. As required pursuant to the terms of the registration rights agreement that we entered into at the time of our IPO, we have filed a registration statement on Form S-3 under the Securities Act of 1933, as amended, to permit the public resale of shares of Class A common stock owned by Cactus WH Enterprises, Lee Boquet and certain members of our board of directors. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Stockholders’ Agreement” for more information.
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
As a result of either an early termination or a change of control, we could be required to make payments under the TRA that exceed our actual cash tax savings under the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. If the TRA were terminated as of December 31, 2021, the estimated termination payments, based on the assumptions discussed above, would have been approximately $361.9 million (calculated using a discount rate equal to one-year LIBOR plus 150 basis points, applied against an undiscounted liability of approximately $422.0 million). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the TRA.
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
Item 1B.   Unresolved Staff Comments
None.
Item 2.    Properties
The following table sets forth information with respect to our principal facilities as of December 31, 2021. We do not believe any of the omitted properties, consisting primarily of sales offices and service centers, are individually or collectively material to our operations or business. We believe that our facilities are suitable and adequate for our current operations.

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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
We have issued and outstanding two classes of common stock, Class A common stock and Class B common stock. Holders of Class B common stock own a corresponding number of CW Units which may be redeemed for shares of Class A common stock. The principal market for our Class A common stock is the New York Stock Exchange (“NYSE”), where it is traded under the symbol “WHD.” No public trading market currently exists for our Class B common stock. As of December 31, 2021, there were three holders of record of our Class A common stock. This number excludes owners for whom Class A common stock may be held in “street name.” There were seven holders of record of our Class B common stock.
Dividends
In October 2019, our board of directors authorized the introduction of a regular quarterly cash dividend of $0.09 per share of Class A common stock. Dividends are not paid to our Class B common stock holders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to our CW Unitholders for any dividends declared on our Class A common stock. We have paid quarterly dividends uninterrupted since initiation of the program and in July 2021, our board of directors approved an increase in the quarterly cash dividend to $0.10 per share of Class A common stock. In fiscal year 2021, the annual dividend rate for our Class A common stock was $0.38 per share compared to $0.36 per share in fiscal year 2020.
In January 2022, our board of directors approved an additional increase in the quarterly cash dividend of $0.01 per share to $0.11 per share of Class A common stock. We currently intend to continue paying the quarterly dividend at the current levels while retaining the balance of future earnings, if any, to finance the growth of our business. We would seek to increase the dividend in the future if our financial condition and results of operations permit. Our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory and contractual restrictions on our ability to pay dividends and other factors our board of directors may deem relevant.
Performance Graph
The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index, the S&P Oil & Gas Equipment & Services Index and the PHLX Oil Service Index from the date our common stock began trading through December 31, 2021. The total shareholder return assumes $100 invested on February 7, 2018 in Cactus Inc., the S&P 500 Index, the S&P Oil & Gas Equipment & Services Index and the PHLX Oil Service Index. It also assumes reinvestment of all dividends. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Cactus Inc. specifically incorporates it by reference into such filing.

Comparison of Cumulative Total Return Among Cactus Inc., the S&P 500 Index, the S&P Oil and Gas Equipment Select Industry Index and the PHLX Oil Service Index
$250
$200
$150
$100
$50
$0
02/07/18
12/31/18
12/31/19
12/31/20
12/31/21
Cactus Inc.
S&P 500 Index
S&P Oil & Gas Equipment Select Industry Index
PHLX Oil Service Index

Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchase of Class A common stock during the three months ended December 31, 2021 (in whole shares).

Period	Total number of shares purchased(1)	Average price paid per share(2)
October 1-31, 2021	1,196	$44.80
November 1-30, 2021	436	41.34
December 1-31, 2021	539	35.79
Total	2,171	$41.87
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
This section includes comparisons of certain 2021 financial information to the same information for 2020. Year-to-year comparisons of the 2020 financial information to the same information for 2019 are contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 1, 2021, which comparative information and the information therein under the caption “Factors Affecting the Comparability of our Financial Condition and Results of Operations” are incorporated by reference herein.
Market Factors
See “Item 1. Business” for information on our products and business. Demand for our products and services depends primarily upon the general level of activity in the oil and gas industry, including the number of drilling rigs in operation, the number of wells being drilled, the depth and working pressure of these wells, the number of well completions, the level of well remediation activity, the volume of production and the corresponding capital spending by oil and natural gas companies. Oil and gas activity is in turn heavily influenced by, among other factors, investor sentiment, availability of capital and oil and gas prices locally and worldwide, which have historically been volatile.
The key market factors impacting our product sales are the number of wells drilled and placed on production, as each well requires an individual wellhead assembly and, at some time after completion, the installation of an associated production tree. We measure our product sales activity levels against our competitors by the number of rigs that we are supporting on a monthly basis as it is correlated to wells drilled. Each active drilling rig produces different levels of revenue based on the customer’s drilling program and efficiencies, which includes factors such as the number of wells drilled per pad, the time taken to drill each well, the number and size of casing strings, the working pressure, material selection, the complexity of the wellhead system chosen by the customer and the rate at which production trees are eventually deployed. All of these factors may be influenced by the oil and gas region in which our customer is operating. While these factors may lead to differing revenues per rig, we have generally been able to forecast our product needs and anticipated revenue levels based on historic trends in a given region and with a specific customer. Increases in horizontal wells drilled as a percentage of total wells drilled, the shift towards pad drilling, and an increase in the number of wells drilled per rig are all favorable trends that we believe enhance the demand for our products relative to the active rig count. However, such favorable trends might be adversely affected by overall supply chain-related disruptions.
Our rental revenues are primarily dependent on the number of wells completed (i.e., hydraulically fractured), the number of wells on a well pad, the number of fracture stages per well and the number of fracture stages completed per day. Well completion activity generally follows the level of drilling activity over time, but can be delayed or accelerated due to such factors as pressure pumping availability, takeaway capacity, storage capacity, spot prices, overall service cost inflation and budget considerations.
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
Recent Developments and Trends
In spite of multiple surges of COVID cases in the United States and worldwide, economies reopened throughout 2021 and global demand for fossil fuels rebounded. As demand grew and the Organization of Petroleum Exporting Countries Plus (OPEC+) group constrained its production targets, oil prices increased. West Texas Intermediate (“WTI”) prices exceeded $80 per barrel in October 2021 and January 2022, surpassing $90 per barrel in February 2022. Natural gas prices also increased significantly in 2021, increasing from an average of $2.59 per one million British Thermal Units (“MMBtu”) in December 2020 to $3.76 per MMBtu in December 2021 after exceeding $5.00 per MMBtu for three months beginning in September 2021. In January 2022, the U.S. Energy Information Administration forecasted that natural gas prices are expected to remain near $4.00 per MMBtu in 2022. These higher commodity prices have resulted in increased drilling and completion activity by customers and improved demand for our products and services which has translated into higher activity and revenues for our business. In response to increased activity levels, we added almost 400 associates during 2021, reinstated wages and salaries to their full amounts and restored the 401(k) match and other programs that were suspended or reduced in response to the industry downturn in 2020. We have also added fleet vehicles in line with headcount additions and invested capital in our rental fleet primarily to use a more environmentally friendly method of powering certain equipment that reduces diesel fuel usage. Barring significant adverse impacts to fossil fuel demand, including that caused by the Delta variant, Omicron variant, other variants, or the perception thereof, we anticipate continued activity growth in 2022.
On February 24, 2022, Russia launched a “special military operation” and invaded Ukraine. The assault represents the biggest attack on a European state since World War Two. In response to news of the attack, WTI exceeded $100 per barrel before falling back down to the $90s range. Natural gas prices also spiked but not as dramatically as oil as natural gas prices have been high in 2022 due to several powerful winter storms that have impacted the U.S., particularly the Northeast. Additionally, with the current conflict in Ukraine, Russia has threatened to cut off all natural gas transported into the European Union adding to the volatility and high natural gas prices that began in early February 2022. The ongoing conflict in Ukraine could have repercussions globally and in the U.S. by continuing to cause uncertainty, not only in the oil and natural gas markets, but also in the stock market. Such uncertainty could result in stock price volatility and supply chain disruptions as well as higher oil and natural gas prices which could potentially result in higher inflation worldwide and could negatively impact demand for our goods and services.
The significant increase in commodity prices in 2021 and into early 2022 led to meaningful increases in the level of U.S. onshore drilling activity, particularly among private operators. At the end of 2020, the U.S. onshore rig count as reported by Baker Hughes was 332 rigs compared to 570 at the end of 2021. The weekly average U.S. onshore rig count for the three months ended December 31, 2021 was 543 rigs, an 84% increase when compared to 295 rigs for the comparable period in 2020. Although these gains are encouraging, current rig activity is still significantly reduced from the levels in 2019 when the weekly average rig count for the three months ended December 31, 2019 was 796. However, improved rig efficiencies have partially offset the impact of this reduction. As of February 25, 2022, the U.S. onshore rig count was 635.
Private E&P companies were responsible for the majority of the rig additions in the U.S. onshore market in 2021. We significantly increased our revenues and rigs followed since our recent low in activity in the third quarter of 2020 despite a greater portion of Cactus’ revenues having historically resulted from publicly traded E&P companies. During this time, Cactus meaningfully increased its business with private E&P companies. Disproportionate changes in activity from private or publicly traded E&P companies present both risks and opportunities for Cactus, depending on a number of factors, such as which customers add or drop rigs and their relative efficiency in drilling wells.
Increased Costs
While our revenues have benefited from increased demand and activity levels, we have also experienced substantial cost increases beginning in 2021. Due to COVID-related pressures on the supply chain and significantly increased demand for goods and services worldwide, we have experienced substantial increases in salaries and wages, raw materials and ocean freight costs. Salaries and wages increased significantly during 2021 as a result of competitive labor markets, especially in certain key oil and gas producing areas, but also due to labor shortages and inflation. Due to heightened demand and a shortage of steel caused primarily by production disruptions during the pandemic, steel and assembled component prices have been and remain elevated. Freight costs, specifically ocean freight costs, have also risen significantly due to a number of factors including, but not limited to, a scarcity of shipping containers, congested seaports, a shortage of commercial drivers, capacity constraints on vessels and lockdowns in certain markets. In addition to dealing with these unprecedented cost increases, we have also been impacted by the global supply chain issues which have, in some cases, resulted in increased costs when we are required to use other more expensive modes of transportation or substitute more costly products in order to meet customer demand. Although we believe certain cost increases are temporary, we do not believe that commodity and freight prices will normalize until late 2022. Additionally, we cannot be confident that prices will return to the lower levels experienced in prior years. These cost increases have already had, and could continue to have, a negative impact on our margins and results of operations absent further cost recovery efforts.
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

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table presents summary consolidated operating results for the periods indicated:

	Year Ended
	December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$280,907	$206,801	$74,106	35.8%
Rental revenue	61,629	66,169	(4,540)	(6.9)
Field service and other revenue	96,053	75,596	20,457	27.1
Total revenues	438,589	348,566	90,023	25.8
Costs and expenses
Cost of product revenue	189,083	131,728	57,355	43.5
Cost of rental revenue	54,377	49,077	5,300	10.8
Cost of field service and other revenue	73,681	56,143	17,538	31.2
Selling, general and administrative expenses	46,021	39,715	6,306	15.9
Severance expenses	—	1,864	(1,864)	nm
Total costs and expenses	363,162	278,527	84,635	30.4
Income from operations	75,427	70,039	5,388	7.7

Interest income (expense), net	(774)	701	(1,475)	nm
Other income (expense), net	492	(555)	1,047	nm
Income before income taxes	75,145	70,185	4,960	7.1
Income tax expense	7,675	10,970	(3,295)	(30.0)
Net income	67,470	59,215	8,255	13.9
Less: net income attributable to non-controlling interest	17,877	24,769	(6,892)	(27.8)
Net income attributable to Cactus Inc.	$49,593	$34,446	$15,147	44.0%
nm = not meaningful
Revenues
Product revenue for the year ended December 31, 2021 was $280.9 million compared to $206.8 million for the year ended December 31, 2020. The increase of $74.1 million, representing a 36% increase from 2020, was primarily due to higher sales of wellhead and production related equipment resulting from higher drilling and completion activity by our customers compared to 2020 and the impact of cost recovery efforts implemented throughout 2021. In the prior year, the industry downturn impacted sales for the majority of 2020 due to depressed commodity prices as a result of the pandemic.
Rental revenue for the year ended December 31, 2021 was $61.6 million, a decrease of $4.5 million, or 7%, from $66.2 million for the year ended December 31, 2020. The decrease was primarily due to reduced completion rental activity among our customer base and the extraordinary market pressure driven by depressed energy demand associated with the COVID-19 pandemic. Recovery in our rental business has been slower than our product business as an excess supply of competing rental equipment relative to demand from customers led to market dynamics that did not justify the deployment of our assets in certain cases.
Field service and other revenue for the year ended December 31, 2021 was $96.1 million, an increase of $20.5 million, or 27%, from $75.6 million for the year ended December 31, 2020. The increase was attributable to increased customer activity compared to the prior year, resulting in higher billable hours, ancillary services and repairs of customer property primarily related to product sales in 2021.

Costs and expenses
Cost of product revenue for the year ended December 31, 2021 was $189.1 million, an increase of $57.4 million, or 44%, from $131.7 million for the year ended December 31, 2020. The increase was largely attributable to an increase in product sales and costs associated with materials, freight and overhead, including increased labor costs in 2021. Additionally, cost of product revenue in 2020 included $8.7 million in non-recurring credits related to tariff refunds.
Cost of rental revenue for the year ended December 31, 2021 was $54.4 million, an increase of $5.3 million, or 11%, from $49.1 million for the year ended December 31, 2020. The increase was primarily due to higher repair and reactivation costs offset by decreased scrap and rework expense, lower depreciation expenses on our rental fleet and other savings resulting from lower activity compared to 2020. Rental cost of sales in 2020 also included approximately $1.0 million in credits related to tariff refunds.
Cost of field service and other revenue for the year ended December 31, 2021 was $73.7 million, an increase of $17.5 million, or 31%, from $56.1 million for the year ended December 31, 2020. The increase was mainly related to higher personnel costs associated with higher wages and an increase in the number of field and branch personnel as well as higher fuel and other remobilization expenses associated with increased field service activity levels compared to the prior year. Additionally, gains from sales of field service vehicles decreased by $3.4 million from 2020 as we rationalized our fleet vehicles in line with the headcount reductions in the prior year.
Selling, general and administrative expense for the year ended December 31, 2021 was $46.0 million, an increase of $6.3 million, or 16%, from $39.7 million for the year ended December 31, 2020. The increase was largely attributable to increased personnel costs primarily related to higher salaries and wages and associated payroll taxes, increased annual incentive bonuses based on current year performance and higher stock-based compensation expense. Additional increases from 2020 related to higher professional fees, information technology expenses and travel and entertainment expenses. These increases were partially offset by a reduction in foreign currency losses.
Severance expense for the year ended December 31, 2020 of $1.9 million was related to severance benefits associated with headcount reductions resulting from the economic downturn and decline in demand for our products and services.
Interest income (expense), net. Interest expense, net was $0.8 million in 2021 compared to interest income, net of $0.7 million in 2020. The decrease in interest income, net of $1.5 million was primarily due to lower interest income on cash invested resulting from significantly lower interest rates in 2021 as well as the prior year period including $0.5 million of interest income recognized on tariff refunds.
Other income (expense), net. Other income, net for the year ended December 31, 2021 of $0.5 million related to a $0.9 million non-cash gain associated with the revaluation of the liability related to the TRA and $0.4 million for professional fees and other expenses associated with the 2021 Secondary Offering. Other expense, net for the year ended December 31, 2020 of $0.6 million represented non-cash adjustments for the revaluation of the liability related to the TRA.
Income tax expense. Income tax expense for the year ended December 31, 2021 was $7.7 million (10.2% effective tax rate) compared to $11.0 million (15.6% effective tax rate) for 2020. Income tax expense for the year ended 2021 was primarily related to approximately $16.3 million expense associated with our 2021 operations and $1.3 million expense resulting from a change in our forecasted state tax rate. This tax expense was partially offset by a $1.1 million benefit associated with permanent differences related to equity compensation and a $9.0 million tax benefit associated with the partial valuation allowance release in conjunction with 2021 redemptions of CW Units. Partial valuation releases occur in conjunction with redemptions of CW Units as a portion of Cactus Inc.’s deferred tax assets from its investment in Cactus LLC becomes realizable. Income tax expense for the year ended December 31, 2020 was primarily due to approximately $11.0 million expense associated with our 2020 operations and a $2.8 million expense associated with changes in our valuation allowance. These expenses were partially offset by a $1.7 million tax benefit related to finalization of our 2019 tax returns and a $1.2 million benefit primarily comprised of tax credit adjustments and a change in our forecasted state tax rate.
Our effective tax rate is typically lower than the federal statutory rate of 21% due to the fact that Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus LLC. Income allocated to the non-controlling interest is not subject to U.S. federal or state tax.

Liquidity and Capital Resources
At December 31, 2021 we had $301.7 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under our ABL Credit Facility. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of December 31, 2021, we had no borrowings outstanding under our ABL Credit Facility and had $75.0 million of available borrowing capacity. Additionally, we were in compliance with the covenants of the ABL Credit Facility as of December 31, 2021.
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
We currently estimate our net capital expenditures for the year ending December 31, 2022 will range from $20 million to $30 million, excluding acquisitions, mostly related to rental fleet investments, including drilling tools, additional investment and expansion of our manufacturing facility in Bossier and the further development of a research and development facility. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, available capacity in existing locations, prevailing economic conditions, market conditions in the E&P industry, customers’ forecasts, volatility and company initiatives.
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
Assuming no material changes in the relevant tax law, we expect that if the TRA were terminated as of December 31, 2021, the estimated termination payments, based on the assumptions discussed in Note 9 of the Notes to the Consolidated Financial Statements, would be approximately $361.9 million, calculated using a discount rate equal to one-year LIBOR plus 150 basis points, applied against an undiscounted liability of $422.0 million. A 10% increase in the price of our Class A common stock at December 31, 2021 would have increased the discounted liability by $12.9 million to $374.8 million (an undiscounted increase of $15.4 million to $437.5 million), and likewise, a 10% decrease in the price of our Class A common stock at December 31, 2021 would have decreased the discounted liability by $12.9 million to $349.0 million (an undiscounted decrease of $15.4 million to $406.7 million).

Cash Flows
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$63,759	$143,380
Net cash used in investing activities	(11,633)	(18,147)
Net cash used in financing activities	(39,388)	(40,206)

Net cash provided by operating activities was $63.8 million and $143.4 million for the years ended December 31, 2021 and 2020, respectively. Operating cash flows for 2021 decreased from 2020 primarily due to an increase in working capital, largely related to the increase in accounts receivable and inventories, partially offset by an increase in accounts payable and other liabilities. Additionally, 2020 included $14.2 million in tariff refunds. A $4.5 million decrease in TRA payments offset these decreases slightly.
Net cash used in investing activities was $11.6 million and $18.1 million for the years ended December 31, 2021 and 2020, respectively. The decrease was primarily due to lower capital expenditures associated with our rental fleet in 2021 as well as lower proceeds from sale of assets.
Net cash used in financing activities was $39.4 million and $40.2 million for the years ended December 31, 2021 and 2020, respectively. The decrease was primarily related to the $6.6 million decrease in Cactus LLC member distributions offset by a $4.0 million increase in dividend payments and a $1.8 million increase in share repurchases from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period.
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
Estimating the amount and timing of the tax benefit is by its nature imprecise and the assumptions used in the estimates can change. The tax benefit is dependent upon future events and assumptions, the amount of the redeeming unit holders' tax basis in its CW Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future and the U.S. federal, state and local income tax rate then applicable, and the portion of Cactus Inc.’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. The most critical estimate included in calculating the TRA liability to record is the combined U.S. federal income tax rate and an assumed combined state and local income tax rate, to determine the future benefit we will realize. A 100 basis point decrease/increase in the blended tax rate used would decrease/increase the TRA liability recorded at December 31, 2021 by approximately $15.2 million.
Recent Accounting Pronouncements
There were no new accounting standards adopted in 2021 and there are no new accounting pronouncements issued but not yet effective that are expected to have a material impact on our consolidated financial statements.

Inflation
While inflationary cost increases can affect our income from operations’ margin, we believe that inflation generally has not had, and in the near future is not expected to have, a material adverse effect on our results of operations. Currently, the United States is experiencing the highest inflation in decades primarily due to supply-chain issues, a shortage of labor and a build-up of demand for goods and services. The most noticeable adverse impact to our business has been increased costs associated with freight, materials, vehicle-related costs and personnel expenses. While we believe that this current rate of inflation is transitory as it is pandemic-driven, we are unsure how long an elevated rate will continue. Additionally, we cannot be confident that costs will return to the lower levels experienced in prior years.
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
Additionally, certain intercompany balances between our U.S. and foreign subsidiaries as well as other financial assets and liabilities are denominated in U.S. dollars. Since this is not the functional currency of our subsidiaries in China and Australia, the changes in these balances are translated in our Consolidated Statements of Income, resulting in the recognition of a remeasurement gain or loss. In order to provide a hedge against currency fluctuations on the U.S. dollar denominated assets and liabilities held by our foreign subsidiaries, we enter into monthly foreign currency forward contracts (balance sheet hedges) to offset a portion of the remeasurement gain or loss recorded. As of December 31, 2021, if the U.S. dollar strengthened or weakened 5%, the impact to the unrealized value of our forward contracts would be approximately $1.0 million. The gain or loss on the forward contracts would be largely offset by the gain or loss on the underlying transactions, and therefore, would have minimal impact on future earnings.
Interest Rate Risk
Our ABL Credit Facility is variable rate debt. At December 31, 2021, although there were no borrowings outstanding, the applicable margin on Eurodollar borrowings was 1.5% plus an adjusted base rate of one or three month LIBOR.

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
In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or “COSO”) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
Our independent registered public accounting firm, PricewaterhouseCoopers, LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2021, which appears herein.

/s/ Scott Bender	/s/ Stephen Tadlock
President, Chief Executive Officer and Director	Vice President, Chief Financial Officer and Treasurer

Houston, Texas
February 28, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cactus, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cactus, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Liability related to the Tax Receivable Agreement
As described in Notes 2 and 9 to the consolidated financial statements, the Company has a liability under the Tax Receivable Agreement (“TRA”) of $281.6 million as of December 31, 2021. In connection with its initial public offering, the Company entered into the TRA with certain direct and indirect owners of Cactus Wellhead, LLC (the “TRA Holders”). The TRA generally provides for the payment by the Company to the TRA Holders of 85% of the net cash tax savings, if any, in United States federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances as a result of (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s ownership interest in Cactus Wellhead, LLC, (ii) certain increases in tax basis resulting from the repayment of borrowings outstanding under Cactus Wellhead, LLC’s term loan facility, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRA. Management calculates the TRA liability by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state.
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
February 28, 2022

We have served as the Company’s auditor since 2015, which includes periods before the Company became subject to SEC reporting requirements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$301,669	$288,659
Accounts receivable, net of allowance of $741 and $598, respectively	89,205	44,068
Inventories	119,817	87,480
Prepaid expenses and other current assets	7,794	4,935
Total current assets	518,485	425,142

Property and equipment, net	129,117	142,825
Operating lease right-of-use assets, net	22,538	21,994
Goodwill	7,824	7,824
Deferred tax asset, net	303,074	216,603
Other noncurrent assets	1,040	1,206
Total assets	$982,078	$815,594
Liabilities and Equity
Current liabilities
Accounts payable	$42,818	$20,163
Accrued expenses and other current liabilities	28,240	11,392
Current portion of liability related to tax receivable agreement	11,769	9,290
Finance lease obligations, current portion	4,867	3,823
Operating lease liabilities, current portion	4,880	4,247
Total current liabilities	92,574	48,915

Deferred tax liability, net	1,172	786
Liability related to tax receivable agreement, net of current portion	269,838	195,061
Finance lease obligations, net of current portion	5,811	2,240
Operating lease liabilities, net of current portion	17,650	17,822
Total liabilities	387,045	264,824
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 59,035 and 47,713 shares issued and outstanding	590	477
Class B common stock, $0.01 par value, 215,000 shares authorized, 16,674 and 27,655 shares issued and outstanding	—	—
Additional paid-in capital	289,600	202,077
Retained earnings	178,446	150,086
Accumulated other comprehensive income	8	330
Total stockholders’ equity attributable to Cactus Inc.	468,644	352,970
Non-controlling interest	126,389	197,800
Total stockholders’ equity	595,033	550,770
Total liabilities and equity	$982,078	$815,594
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Revenues
Product revenue	$280,907	$206,801	$357,087
Rental revenue	61,629	66,169	141,816
Field service and other revenue	96,053	75,596	129,511
Total revenues	438,589	348,566	628,414
Costs and expenses
Cost of product revenue	189,083	131,728	220,615
Cost of rental revenue	54,377	49,077	69,829
Cost of field service and other revenue	73,681	56,143	103,163
Selling, general and administrative expenses	46,021	39,715	51,657
Severance expenses	—	1,864	—
Total costs and expenses	363,162	278,527	445,264
Income from operations	75,427	70,039	183,150

Interest income (expense), net	(774)	701	879
Other income (expense), net	492	(555)	4,294
Income before income taxes	75,145	70,185	188,323
Income tax expense	7,675	10,970	32,020
Net income	$67,470	$59,215	$156,303
Less: net income attributable to non-controlling interest	17,877	24,769	70,691
Net income attributable to Cactus Inc.	$49,593	$34,446	$85,612

Earnings per Class A share - basic	$0.90	$0.73	$1.90
Earnings per Class A share - diluted	$0.83	$0.72	$1.88

Weighted average Class A shares outstanding - basic	55,398	47,457	44,983
Weighted average Class A shares outstanding - diluted	76,107	75,495	75,353
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income	$67,470	$59,215	$156,303
Foreign currency translation adjustments	(567)	1,375	368
Comprehensive income	66,903	60,590	156,671
Less: comprehensive income attributable to non-controlling interest	17,632	25,362	70,581
Comprehensive income attributable to Cactus Inc.	$49,271	$35,228	$86,090
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2018	37,654	$377	37,236	$—	$126,418	$51,683	$(820)	$184,670	$362,328
Adjustment to prior periods	—	—	—	—	10,424	—	409	(11,339)	(506)
Member distributions	—	—	—	—	—	—	—	(8,392)	(8,392)
Effect of CW Unit redemptions	9,278	93	(9,278)	—	48,635	—	(59)	(48,669)	—
Tax impact of equity transactions	—	—	—	—	5,499	—	—	—	5,499
Equity award vestings	227	2	—	—	(791)	—	—	(760)	(1,549)
Other comprehensive income	—	—	—	—	—	—	18	4	22
Stock-based compensation	—	—	—	—	4,271	—	—	2,724	6,995
Cash dividends declared ($0.09 per share)	—	—			—	(4,305)	—	—	(4,305)
Net income	—	—	—	—	—	85,612	—	70,691	156,303
Balance at December 31, 2019	47,159	$472	27,958	$—	$194,456	$132,990	$(452)	$188,929	$516,395
Member distributions	—	—	—	—	—	—	—	(16,304)	(16,304)
Effect of CW Unit redemptions	303	3	(303)	—	2,155	—	—	(2,158)	—
Tax impact of equity transactions	—	—	—	—	284	—	—	—	284
Equity award vestings	251	2	—	—	(238)	—	—	(1,208)	(1,444)
Other comprehensive income	—	—	—	—	—	—	782	593	1,375
Stock-based compensation	—	—	—	—	5,420	—	—	3,179	8,599
Cash dividends declared ($0.36 per share)	—	—			—	(17,350)	—	—	(17,350)
Net income	—	—	—	—	—	34,446	—	24,769	59,215
Balance at December 31, 2020	47,713	$477	27,655	$—	$202,077	$150,086	$330	$197,800	$550,770
Member distributions	—	—	—	—	—	—	—	(9,742)	(9,742)
Effect of CW Unit redemptions	10,981	110	(10,981)	—	79,276	—	—	(79,386)	—
Tax impact of equity transactions	—	—	—	—	2,998	—	—	—	2,998
Equity award vestings	341	3	—	—	(1,141)	—	—	(2,145)	(3,283)
Other comprehensive loss	—	—	—	—	—	—	(322)	(245)	(567)
Stock-based compensation	—	—	—	—	6,390	—	—	2,230	8,620
Cash dividends declared ($0.38 per share)	—	—			—	(21,233)	—	—	(21,233)
Net income	—	—	—	—	—	49,593	—	17,877	67,470
Balance at December 31, 2021	59,035	$590	16,674	$—	$289,600	$178,446	$8	$126,389	$595,033
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash flows from operating activities
Net income	$67,470	$59,215	$156,303
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	36,308	40,520	38,854
Deferred financing cost amortization	168	168	168
Stock-based compensation	8,620	8,599	6,995
Provision for expected credit losses	310	342	355
Inventory obsolescence	3,490	4,840	2,552
(Gain) loss on disposal of assets	(1,386)	(2,480)	236
Deferred income taxes	4,829	6,948	25,403
(Gain) loss from revaluation of liability related to tax receivable agreement	(898)	555	(5,336)
Changes in operating assets and liabilities:
Accounts receivable	(45,492)	44,829	4,204
Inventories	(36,083)	18,201	(17,592)
Prepaid expenses and other assets	(2,789)	6,177	438
Accounts payable	22,281	(19,434)	(607)
Accrued expenses and other liabilities	16,628	(10,893)	6,994
Payments pursuant to tax receivable agreement	(9,697)	(14,207)	(9,335)
Net cash provided by operating activities	63,759	143,380	209,632

Cash flows from investing activities
Capital expenditures and other	(13,939)	(24,493)	(59,703)
Proceeds from sale of assets	2,306	6,346	3,755
Net cash used in investing activities	(11,633)	(18,147)	(55,948)

Cash flows from financing activities
Payments on finance leases	(5,205)	(5,317)	(7,484)
Dividends paid to Class A common stock shareholders	(21,158)	(17,140)	(4,244)
Distributions to members	(9,742)	(16,304)	(8,392)
Repurchases of shares	(3,283)	(1,445)	(1,549)
Net cash used in financing activities	(39,388)	(40,206)	(21,669)

Effect of exchange rate changes on cash and cash equivalents	272	1,029	(253)

Net increase in cash and cash equivalents	13,010	86,056	131,762

Cash and cash equivalents
Beginning of period	288,659	202,603	70,841
End of period	$301,669	$288,659	$202,603
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, or as otherwise indicated)
1.Organization and Nature of Operations
Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries (the “Company”), including Cactus Wellhead, LLC (“Cactus LLC”), are primarily engaged in the design, manufacture and sale of wellhead and pressure control equipment. In addition, we maintain a fleet of frac valves and ancillary equipment for short-term rental, offer repair and refurbishment services and provide field service crews to assist in the installation and operations of pressure control systems. We operate through U.S. service centers located in Texas, New Mexico, Pennsylvania, North Dakota, Louisiana, Oklahoma, Colorado, Wyoming and Utah as well as in Eastern Australia. We also provide rental and service operations in the Kingdom of Saudi Arabia. Our manufacturing and production facilities are located in Bossier City, Louisiana and Suzhou, China and our corporate headquarters are located in Houston, Texas.
Cactus Inc. was incorporated on February 17, 2017 as a Delaware corporation for the purpose of completing an initial public offering of equity and related transactions, which was completed on February 12, 2018 (our “IPO”). Cactus Inc. is a holding company whose only material asset is an equity interest consisting of units representing limited liability company interests in Cactus LLC (“CW Units”). Cactus Inc. became the sole managing member of Cactus LLC upon completion of our IPO. Cactus LLC is a Delaware limited liability company and was formed on July 11, 2011. Except as otherwise indicated or required by the context, all references to “Cactus,” “we,” “us” and “our” refer to Cactus Inc. and its consolidated subsidiaries (including Cactus LLC). For detailed information regarding our IPO, see our Annual Report on Form 10-K for the year ended December 31, 2018.
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
As of December 31, 2021, Cactus Inc. owned 78.0% of Cactus LLC, as compared to 63.3% as of December 31, 2020. As of December 31, 2021, Cactus Inc. had outstanding 59.0 million shares of Class A common stock (representing 78.0% of the total voting power) and 16.7 million shares of Class B common stock (representing 22.0% of the total voting power).
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

Segment Information
We operate in a single operating segment, which reflects how we manage our business and the fact that all of our products and services are dependent upon the oil and natural gas industry. Substantially all of our products and services are sold in the U.S. to oil and natural gas exploration and production companies. We operate in the United States, Australia, China and the Kingdom of Saudi Arabia. Our operations outside of the United States represented less than 10% of our consolidated operations for all periods presented in these consolidated financial statements.
Concentrations of Credit Risk
Our assets that are potentially subject to concentrations of credit risk are cash and cash equivalents and accounts receivable. We manage the credit risk associated with these financial instruments by transacting only with what management believes are financially secure counterparties, requiring credit approvals and credit limits and monitoring counterparties’ financial condition. Our receivables are spread over a number of customers, a majority of which are operators and suppliers to the oil and natural gas industry. Our maximum exposure to credit loss in the event of non‑performance by the customer is limited to the receivable balance. We perform ongoing credit evaluations and monitoring as to the financial condition of our customers with respect to trade receivables. Generally, no collateral is required as a condition of sale. We also control our exposure associated with trade receivables by discontinuing sales and service to non-paying customers. For the year ended December 31, 2021, we had one customer representing approximately 12% of total revenues. No customer represented 10% or more of total revenues for the year ended December 2020 and one customer represented approximately 10% of total revenues in the year ended December 31, 2019.
Significant Vendors
The principal raw materials used in the manufacture of our products and rental equipment include forgings and plate, castings, tube and bar stock. In addition, we require accessory items (such as elastomers, ring gaskets, studs and nuts) and machined components and assemblies. We purchase these items from vendors primarily located in the United States, China, India and Australia. For the year ended December 31, 2021, two vendors each represented approximately 9% of our total third-party vendor purchases of raw materials, finished products, equipment, machining and other services. For the years ended December 31, 2020 and 2019, one vendor represented approximately 9% and 16%, respectively, of such purchases. Amounts due to these vendors included in accounts payable, in the consolidated balance sheets, as of December 31, 2021 and 2020 totaled $6.4 million (combined total for two vendors) and $1.5 million, respectively.
Tax Receivable Agreement (TRA)
We account for amounts payable under the TRA in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. As such, subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other income (expense), net. During the years ended December 31, 2021, 2020 and 2019, we recognized a $0.9 million gain, a $0.6 million loss and a $5.3 million gain on the change in the TRA liability, respectively. See Note 9 for further details on the TRA liability.
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
Rental revenue. Rental revenues are primarily derived from the rental of equipment, tools and products used for well control during the drilling and completion phases to customers. Our rental agreements are directly with our customers and provide for a rate based on the period of time the equipment is used or made available to the customer. In addition, customers are charged for repair costs, typically through an agreed upon rate for each rental job. Revenue is recognized ratably over the rental period, which tends to be short-term in nature with most equipment on site for less than 90 days.
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
Derivative Financial Instruments
We utilize a hedging program to reduce the risks associated with changes in the value of monetary assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. Under this program, we utilize foreign currency forward contracts to offset gains or losses recorded upon remeasurement of assets and liabilities stated in the non-functional currencies of our subsidiaries. These forward contracts are not designated as hedges for accounting purposes. As such, we record changes in fair value of the forward contracts in our consolidated statements of income along with the gain or loss resulting from remeasurement of the U.S. dollar denominated financial assets and liabilities held by our foreign subsidiaries. The forward contracts are typically only 30 days in duration and are settled and renewed each month. As of December 31, 2021 and 2020, the fair value of our forward contracts was a liability of approximately $37 thousand and $56 thousand, respectively.
Stock-based Compensation
We measure the cost of equity‑based awards based on the grant date fair value and allocate the compensation expense over the requisite service period, which is usually the vesting period. Beginning with our 2021 grants, the grant date fair value is determined by the closing price of our Class A common stock on the grant date. Prior to 2021, the grant date fair value was determined by the average price of the trading high and trading low of our Class A common stock on the grant date.
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
Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas companies in the United States. Our receivables are short-term in nature and typically due in 30 to 45 days. We do not accrue interest on delinquent receivables. Accounts receivable includes amounts billed and currently due from customers and unbilled amounts for products delivered and services performed for which billings had not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of December 31, 2021 and 2020 was $24.1 million and $8.7 million, respectively.
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

	Balance at Beginning of Period	Expense	Write off	Balance at End of Period
Year Ended December 31, 2021	$598	$310	$(167)	$741
Year Ended December 31, 2020	837	342	(581)	598
Year Ended December 31, 2019	576	355	(94)	837
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard cost (which approximates average cost) and weighted average methods. Costs include an application of related direct labor, duties, tariffs, freight and overhead costs. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Reserves are made for excess and obsolete items based on a range of factors, including age, usage and technological or market changes that may impact demand for those products. The inventory obsolescence reserve was $18.0 million and $14.6 million as of December 31, 2021 and 2020, respectively. The following is a rollforward of our inventory obsolescence reserve:

	Balance at Beginning of Period	Expense	Write off	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2021	$14,637	$3,490	$(62)	$(53)	$18,012
Year Ended December 31, 2020	9,772	4,840	(53)	78	14,637
Year Ended December 31, 2019	7,310	2,552	(90)	—	9,772
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

Land	N/A
Buildings and improvements	5	-	30	years
Machinery and equipment	2	-	12	years
Vehicles under finance lease			3	years
Rental equipment	2	-	11	years
Furniture and fixtures			5	years
Computers and software			4	years
Property and equipment as of December 31, 2021 and 2020 consists of the following:

	December 31,
	2021	2020
Land	$3,203	$3,203
Buildings and improvements	22,532	21,935
Machinery and equipment	56,937	57,726
Vehicles under finance lease	23,450	14,371
Rental equipment	180,704	172,012
Furniture and fixtures	1,755	1,780
Computers and software	3,495	3,530
Gross property and equipment	292,076	274,557
Less: Accumulated depreciation	(175,992)	(147,221)
Net property and equipment	116,084	127,336
Construction in progress	13,033	15,489
Total property and equipment, net	$129,117	$142,825
Depreciation and amortization was $36.3 million, $40.5 million and $38.9 million for 2021, 2020 and 2019, respectively. Depreciation and amortization expense is included in the consolidated statements of income as follows:

	Year Ended December 31,
	2021	2020	2019
Cost of product revenue	$3,176	$3,506	$3,304
Cost of rental revenue	25,812	28,063	24,881
Cost of field service and other revenue	6,863	8,075	9,986
Selling, general and administrative expenses	457	876	683
Total depreciation and amortization	$36,308	$40,520	$38,854
Impairment of Long‑Lived Assets
We review the recoverability of long‑lived assets, such as property and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre‑tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. We concluded there were no indicators evident or other circumstances present that these assets were not recoverable and accordingly, no impairment charges of long‑lived assets were recognized for 2021. Due to reduced sales and cash flows in 2020, we assessed the recoverability of our long-lived assets at each interim period of 2020 and as of December 31, 2020. No impairments were recognized in 2020 as a result of these assessments. Additionally, no impairment charges of long‑lived assets were recognized in 2019.

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
No goodwill impairment losses were deemed necessary in 2021. Due to the depressed oil price environment, reduced sales and cash flow projections and a significant decline in our market capitalization as of March 31, 2020, we assessed whether our goodwill may have been impaired as of March 31, 2020. Our quantitative impairment test using management’s current projections of revenues, expenses and cash flows as of March 31, 2020 calculated significant cushion and no impairment was recognized as a result of this assessment. Actual results during the remainder of the year were consistent with expectations and our forecasts had not materially changed; therefore, we concluded that our goodwill was not impaired at each subsequent interim period of 2020 and as of December 31, 2020. Additionally, no goodwill impairment losses were deemed necessary in 2019.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Accrued international freight and tariffs	$14,794	$2,087
Payroll, incentive compensation, payroll taxes and benefits	7,030	4,210
Deferred revenue	1,764	1,068
Taxes other than income	1,641	450
Income based tax payable	1,182	2,336
Accrued professional fees and other	1,078	687
Accrued dividends	346	271
Accrued workers’ compensation insurance	269	—
Product warranties	136	283
Total accrued expenses and other current liabilities	$28,240	$11,392
Self-Insurance Accrued Expenses
We maintain a partially self-insured health benefit plan which provides medical and prescription drug benefits to certain of our employees electing coverage under the plan. Our exposure is limited by individual and aggregate stop loss limits through third-party insurance carriers. Our self-insurance expense is accrued based upon the aggregate of the expected liability for reported claims and the estimated liability for claims incurred but not reported, based on historical claims experience provided by our third-party insurance advisors, adjusted as necessary based upon management’s reasoned judgment. Actual employee medical claims expense may differ from estimated loss provisions based on historical experience. The liabilities for these claims are included as a component of payroll, incentive compensation, payroll taxes and benefits in the table above and were $1.1 million and $1.3 million as of December 31, 2021 and 2020, respectively.

Product Warranties
We generally warrant our manufactured products for 12 months from the date placed in service. The estimated liability for product warranties is based on historical and current claims experience.
Fair Value Measurements
Authoritative guidance on fair value measurements provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The carrying value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value based on the short-term nature of these accounts. The fair value of our foreign currency forwards is determined using market observable inputs including forward and spot prices (Level 2 inputs). We had no long-term debt outstanding as of December 31, 2021 or 2020.
Employee Benefit Plans
Our employees within the United States are eligible to participate in a 401(k) plan sponsored by us. These employees are eligible to participate on the first day of the month following 30 days of employment and if they are at least eighteen years of age. Eligible employees may contribute a percentage of their compensation subject to a maximum imposed by the Internal Revenue Code. Similar benefit plans exist for employees of our foreign subsidiaries. We match 100% of the first 3% of gross pay contributed by each employee and 50% of the next 4% of gross pay contributed by each employee and we may also make additional non‑elective employer contributions at our discretion under the plan. Due to the difficult economic environment at that time, the 401(k) match was temporarily suspended in the U.S. in June 2020 and reinstated in August 2021. During 2021, 2020 and 2019, employer matching contributions totaled $1.2 million, $1.6 million and $3.1 million, respectively. During the year ended December 31, 2019, a $0.1 million non-elective contribution was made under the 401(k) plan, whereas no such contributions were made in 2021 or 2020.
3.Inventories
Inventories consist of the following:

	December 31,
	2021	2020
Raw materials	$1,870	$2,003
Work-in-progress	4,288	3,598
Finished goods	113,659	81,879
Total inventories	$119,817	$87,480
4.Debt
We had no debt outstanding as of December 31, 2021 and 2020.
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
At December 31, 2021 and 2020, although there were no borrowings outstanding, the applicable margins on our Eurodollar borrowings were 1.50% and 1.75%, respectively, plus an adjusted base rate of one or three month LIBOR. We were in compliance with all covenants under the ABL Credit Facility as of December 31, 2021.
Interest (Income) Expense, net
Interest (income) expense, net, including deferred financing cost amortization, was comprised of the following:

	Year Ended December 31,
	2021	2020	2019
Interest under bank facilities	$313	$317	$315
Deferred financing cost amortization	168	168	168
Finance lease interest	520	639	877
Other	126	3	164
Interest income	(353)	(1,828)	(2,403)
Interest (income) expense, net	$774	$(701)	$(879)
5.Income Taxes
Domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2021	2020	2019
Domestic	$64,139	$61,028	$173,039
Foreign	11,006	9,157	15,284
Income before income taxes	$75,145	$70,185	$188,323

The provision for income taxes consisted of:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$(786)	$1,088
State	348	597	1,408
Foreign	2,497	4,211	4,121
Total current income taxes	2,845	4,022	6,617
Deferred:
Federal	2,658	8,040	14,853
State	1,516	(253)	10,681
Foreign	656	(839)	(131)
Total deferred income taxes	4,830	6,948	25,403
Total provision for income taxes	$7,675	$10,970	$32,020
     The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	Year Ended December 31,
	2021	2020	2019
Income taxes at 21% statutory tax rate	$15,780	$14,739	$39,548
Net difference resulting from:
Profit of non-controlling interest not subject to U.S. federal tax	(3,754)	(5,508)	(15,477)
Foreign income taxes (net of foreign tax credit)	2,423	269	364
State income taxes (excluding rate change)	1,348	883	4,887
Impact of change in forecasted state income tax rate	1,347	(1,216)	5,774
Foreign withholding taxes	730	462	988
Change in valuation allowance	(8,977)	2,840	(3,888)
Adjustments of prior year taxes	79	(1,663)	1,336
Stock compensation	(1,096)	(34)	(762)
Other	(205)	198	(750)
Total provision for income taxes	$7,675	$10,970	$32,020
Our effective tax rate was 10.2%, 15.6% and 17.0% for the years ended December 31, 2021, 2020 and 2019, respectively. Our effective tax rate is typically lower than the federal statutory rate of 21% due to the fact that Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus LLC. Income allocated to the non-controlling interest is not subject to U.S. federal or state tax.

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Investment in Cactus LLC	$292,956	$224,485
Imputed interest	12,297	10,333
Tax credits	3,713	5,719
Net operating loss carryforwards	11,198	2,333
Other	152	546
Deferred tax assets	320,316	243,416
Valuation allowance	(17,242)	(26,813)
Deferred tax asset, net	303,074	216,603

Foreign withholding taxes	854	562
Other	318	224
Deferred tax liability, net	$1,172	$786
As of December 31, 2021, our liability related to the TRA was $281.6 million, representing 85% of the calculated net cash savings in the United States federal, state and local and franchise tax that we anticipate realizing in future years from certain increases in tax basis and certain tax benefits attributed to imputed interest as a result of our acquisition of CW Units. We have determined it is more-likely-than-not that we will be able to utilize all of our tax basis subject to the TRA; therefore, we have recorded a liability related to the TRA for the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of our acquisition (or deemed acquisition for United States federal income tax purposes) of CW Units. If we determine the utilization of this tax basis is not more-likely-than-not in the future, our estimate of amounts to be paid under the TRA would be reduced. In this scenario, the reduction of the liability under the TRA would result in a benefit to our pre-tax consolidated results of operations in conjunction with an increase to the valuation allowance and an offsetting adjustment to tax expense.
We record a deferred tax asset for the differences between our tax and book basis in the investment in Cactus LLC and imputed interest on the TRA. Based upon our cumulative earnings history and forecasted future sources of taxable income, we believe that we will be able to realize the majority of our U.S. deferred tax assets in the future. We do not expect to realize the portion of our deferred tax asset for our investment in Cactus LLC that may only be realizable through the sale or liquidation of the investment and our ability to generate sufficient capital gains. For the year ended December 31, 2021, as a result of redemptions of CW Units, we released $9.0 million of our valuation allowance and recorded a tax benefit of $9.0 million related to the realizable portion of the deferred tax asset. As of December 31, 2021, we have a valuation allowance of $13.5 million against the $293.0 million deferred tax asset. During the year ended December 31, 2020, as a result of redemptions of CW Units, we released $0.1 million of our valuation allowance and recorded a tax benefit of $0.1 million related to the realizable portion of the deferred tax asset. As of December 31, 2020, we had a valuation allowance of $22.5 million against the $224.5 million deferred tax asset. We also record deferred tax assets for imputed interest, certain tax credits and net operating loss carryforwards. As of December 31, 2021, we have a valuation allowance of $3.7 million against these deferred tax assets, primarily associated with our portion of Cactus LLC’s accrued foreign taxes and state tax credits, due to uncertainty of realization.
As of December 31, 2021, we have deferred tax assets on U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $10.4 million and $0.8 million, respectively, which can be used to offset U.S. federal and state taxes payable in future years. The U.S. federal NOL carryforwards have no expiration date whereas the U.S. state NOL carryforwards generally will expire in periods beginning in 2040.
As of December 31, 2021 and 2020, we had no uncertain tax positions.
None of our federal or state income tax returns are currently under examination by state taxing authorities.
6.Stock-Based Compensation
We have a long-term incentive plan (“LTIP”) that provides for the grant of various stock-based compensation awards at the discretion of our compensation committee of our board of directors. Employees and non-employee directors are eligible to receive awards under the LTIP. Stock-based awards granted pursuant to the LTIP are expected to be settled in shares of our Class A common stock if they vest. Our stock-based awards do not have voting rights prior to vesting. Dividends declared are accumulated and paid upon vesting. We account for forfeitures when they occur and recognize the impact to stock-based compensation expense at that time. We recorded $8.6 million of stock-based compensation expense during each of the years ended December 31, 2021 and 2020 and $7.0 million during the year ended December 31, 2019. Stock-based compensation expense is primarily recorded in selling, general and administrative expenses. We recognized $1.1 million, $34 thousand and $0.8 million in tax benefits for tax deductions from the vesting of stock-based awards benefits during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, 1.3 million stock awards were available for grant.
Restricted Stock Units
Restricted stock units (“RSUs”) granted to our key employees generally vest over a three-year period (vesting ratably in equal tranches over a three-year period); however, RSUs granted to our non-employee directors generally vest on the first anniversary of the grant date. We recognize compensation expense over the requisite service period using straight-line amortization.
The following table summarizes our RSU activity during the year ended December 31, 2021 (RSUs in thousands):

	No. of RSUs	Weighted Average Grant Date Fair Value ($)
Nonvested as of December 31, 2020	757	$19.97
Granted	168	32.92
Vested	(447)	20.20
Forfeited	(2)	26.83
Nonvested as of December 31, 2021	476	$24.29
There was approximately $6.6 million of unrecognized compensation expense relating to the unvested RSUs as of December 31, 2021. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 1.8 years.
Performance Stock Units
Performance stock units (“PSUs”) are granted to our executive officers. Under these awards, the number of shares vested and earned is currently determined at the end of a three-year performance period based on our Return on Capital Employed (“ROCE”). The number of shares earned may range from 0% to 200% of the target units set forth in the applicable award agreement and is determined at the end of the performance period conditioned upon continued service and on our achievement of certain predefined targets as defined in the underlying performance stock unit agreements. PSUs cliff vest upon conclusion of the three-year performance period. As the ROCE target represents a performance condition, we recognize compensation expense for the performance share units on a straight-line basis over three years based on the probable outcome of the ROCE performance.
In 2020, we granted PSU awards that contained a two-year performance period. Our ROCE performance did not meet the minimum requirements for vesting; therefore, those awards were forfeited as of December 31, 2021. As of December 31, 2020, we had not recognized compensation expense related to any of the 2020 awards as it was not probable that the minimum performance level would be achieved for each award as determined by the actual and forecasted ROCE performance over the applicable performance periods. In 2021, we recorded a cumulative catch-up of compensation expense for the three-year awards as it was probable that the minimum ROCE performance level will be achieved.

The following table summarizes our PSU activity during the year ended December 31, 2021 (PSUs in thousands at their target values which assumes achievement of 100% of target):

	No. of PSUs	Weighted Average Grant Date Fair Value ($)
Nonvested as of December 31, 2020	152	$13.66
Granted	74	32.82
Vested	—	—
Forfeited	(28)	13.66
Nonvested as of December 31, 2021	198	$20.80
As of December 31, 2021, there was approximately $2.2 million of unrecognized compensation expense relating to the unvested PSUs (based on the grant date fair value of the awards at 100% of target) which is expected to be recognized over a weighted average period of 1.7 years.
7.Revenue
We disaggregate revenue from contracts with customers into three revenue categories: (i) product revenues, (ii) rental revenues and (iii) field service and other revenues. We have predominately domestic operations, with a small amount of sales in Australia and the Kingdom of Saudi Arabia. For the year ended December 31, 2021, we derived 64% of our total revenues from the sale of our products, 14% of our total revenues from rental and 22% of our total revenues from field service and other. This compares to 59% of our total revenues from the sale of our products, 19% of our total revenues from rental and 22% of our total revenues from field service and other for the year ended December 31, 2020.  In 2019, we derived 57% of our total revenues from the sale of our products, 22% from rental and 21% from field service and other. The following table presents our revenues disaggregated by category:

	Year Ended December 31,
	2021	2020	2019
Product revenue	$280,907	$206,801	$357,087
Rental revenue	61,629	66,169	141,816
Field service and other revenue	96,053	75,596	129,511
Total revenue	$438,589	$348,566	$628,414
At December 31, 2021, we had a deferred revenue balance of $1.8 million compared to the December 31, 2020 balance of $1.1 million included in accrued expenses and other current liabilities in the consolidated balance sheets. Deferred revenue represents our obligation to transfer products or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of December 31, 2021, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.
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

The following are the components of operating and finance lease costs:

	Year Ended December 31,
	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$4,906	$5,739
Interest expense	520	639
Operating lease cost	6,638	7,747
Short-term lease cost	1,894	329
Sublease income	(265)	(475)
Total lease cost	$13,693	$13,979
The following is supplemental cash flow information for our operating and finance leases:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$520	$639
Operating cash flows from operating leases	5,398	6,875
Financing cash flows from finance leases	5,205	5,317
Total	$11,123	$12,831

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$5,342	$1,329
Finance leases	9,941	2,973
Total	$15,283	$4,302
The following is the aggregate future lease payments for operating and finance leases as of December 31, 2021:

	Operating	Finance
2022	$5,506	$5,269
2023	4,721	3,848
2024	3,932	2,320
2025	3,069	30
2026	2,134	—
Thereafter	5,269	—
Total undiscounted lease payments	24,631	11,467
Less: effects of discounting	(2,101)	(789)
Present value of lease payments	$22,530	$10,678

The following represents the average lease terms and discount rates for our operating and finance lease portfolio as of December 31, 2021:

	Year ended December 31,
	2021		2020
Weighted average remaining lease term:
Finance leases	2.1	years	1.6	years
Operating leases	5.8	years	6.6	years

Weighted average discount rate
Finance leases	8.58%		10.78%
Operating leases	3.01%		3.52%
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
The TRA liability is calculated by determining the tax basis subject to TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. As of December 31, 2021, the total liability from the TRA was $281.6 million with $11.8 million reflected in current liabilities based on the expected timing of our next payment. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus LLC or Cactus Inc.
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
Since our IPO in February 2018, 43.9 million CW Units and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock. For more information regarding our IPO, see our Annual Report on Form 10-K for the year ended December 31, 2018.
The following is a rollforward of ownership of legacy CW Units by CW Unit Holders for the three years ended December 31, 2021:

CW Units
(in thousands)
CW Units held by legacy CW Unit Holders as of December 31, 2018	37,236
March 2019 Secondary Offering	(8,474)
Other CW Unit redemptions	(804)
CW Units held by legacy CW Unit Holders as of December 31, 2019	27,958
Other CW Unit redemptions	(303)
CW Units held by legacy CW Unit Holders as of December 31, 2020	27,655
March 2021 Secondary Offering	(6,273)
Cadent redemption in June 2021	(3,292)
Cadent redemption in September 2021	(715)
Other CW Unit redemptions	(701)
CW Units held by legacy CW Unit Holders as of December 31, 2021	16,674
On March 19, 2019, Cactus Inc. entered into an underwriting agreement by and among Cactus Inc., Cactus LLC, certain selling stockholders of Cactus (the “Selling Stockholders”) and the underwriters named therein, providing for the offer and sale of Class A common stock by the Selling Stockholders (the “March 2019 Secondary Offering”). As described in the prospectus supplement dated March 19, 2019 and filed with the Securities and Exchange Commission on March 20, 2019, in connection with the March 2019 Secondary Offering, certain Selling Stockholders owning CW Units exercised their Redemption Right with respect to 8.5 million CW Units, together with a corresponding number of shares of Class B common stock, as provided in the Cactus LLC Agreement. The March 2019 Secondary Offering closed on March 21, 2019, at which time, in exercise of its Call Right, Cactus Inc. acquired the redeemed CW Units and a corresponding number of shares of Class B common stock (which shares of Class B common stock were then canceled) and issued 8.5 million shares of Class A common stock to the underwriters at the direction of the redeeming Selling Stockholders, as provided in the Cactus LLC Agreement. In addition, certain other Selling Stockholders sold 26 thousand shares of Class A common stock in the March 2019 Secondary Offering, which shares were owned by them directly prior to the closing of this offering. Cactus did not receive any of the proceeds from the sale of common stock in the March 2019 Secondary Offering, and there was no change in the combined number of Cactus Inc. voting shares outstanding. Cactus incurred $1.0 million in offering expenses which were recorded in other income (expense), net, in the consolidated statements of income.
On March 9, 2021, Cactus Inc. entered into an underwriting agreement with Cactus LLC, certain selling stockholders of Cactus (the “Selling Stockholders”) and the underwriters named therein, providing for the offer and sale by the Selling Stockholders (the “2021 Secondary Offering”) of up to 6,325,000 shares of Class A common stock at a price to the underwriters of $30.555 per share. On March 12, 2021, in connection with the 2021 Secondary Offering, certain of the Selling Stockholders exercised their right to redeem 6,272,500 CW Units, together with a corresponding number of shares of Class B common stock, as provided in the Cactus Wellhead LLC Agreement. Upon the closing of the 2021 Secondary Offering, Cactus Inc. acquired the redeemed CW Units and a corresponding number of shares of Class B common stock (which shares of Class B common stock were then canceled) and issued 6,272,500 new shares of Class A common stock to the underwriters at the direction of the redeeming Selling Stockholders, as provided in the Cactus Wellhead LLC Agreement. In addition, certain other Selling Stockholders sold 52,500 shares of Class A common stock in the 2021 Secondary Offering, which shares were owned by them directly as of the time of the 2021 Secondary Offering. Cactus did not receive any of the proceeds from the sale of common stock in the 2021 Secondary Offering and incurred $0.4 million in expenses which were recorded in other expense, net, in the consolidated statements of income. There was no change in the combined number of Cactus Inc. voting shares outstanding as a result of the 2021 Secondary Offering.
On June 17, 2021, Cadent Energy Partners II, L.P. (“Cadent”) transferred ownership of 944,093 CW Units, together with a corresponding number of shares of Class B common stock, to its general partner, Cadent Energy Partners II - GP, L.P., (“Cadent GP”), and its manager, Cadent Management Services, LLC (“Cadent Management”). Cadent then redeemed its remaining 3.3 million CW Units, together with a corresponding number of shares of Class B common stock, as provided in the Cactus Wellhead LLC Agreement. The redeemed CW Units (and the corresponding shares of Class B common stock) were canceled and Cactus Inc. issued 3.3 million new shares of Class A common stock to Cadent, which then distributed such shares to its limited partners. Cactus received no proceeds from these events, and there was no change in the combined number of Cactus Inc. voting shares outstanding.
On September 13, 2021, Cadent GP and Cadent Management transferred their aggregate ownership of 228,878 CW Units, together with a corresponding number of shares of Class B common stock, to their respective owners, which included certain Cactus Inc. board members and executive management. The transfers were made at the discretion of Cadent GP and Cadent Management without the consent of the transferees. Additionally, Cadent GP and Cadent Management redeemed their remaining 715,215 CW Units held, together with a corresponding number of shares of Class B common stock, thus liquidating its ownership in Cactus Wellhead, LLC. These transactions were in accordance with the Cactus Wellhead LLC Agreement. The redeemed CW Units (and the corresponding shares of Class B common stock) were canceled and Cactus Inc. issued 715,215 new shares of Class A common stock. Cactus received no proceeds from these events, and there was no change in the combined number of Cactus Inc. voting shares outstanding.
In addition to the redemptions associated with the March 2019 Secondary Offering, the March 2021 Secondary Offering and the 2021 redemptions by Cadent and its affiliates, certain legacy CW Unit Holders redeemed 0.7 million, 0.3 million and 0.8 million CW Units (together with a corresponding number of shares of Class B common stock) pursuant to the Redemption Right for the years ended December 31, 2021, 2020 and 2019, respectively. Cactus acquired the redeemed CW Units and a corresponding number of shares of Class B common stock (which shares of Class B common stock were then canceled) and issued 0.7 million, 0.3 million and 0.8 million shares of Class A common stock to the redeeming CW Unit Holders during the same respective time periods. Pursuant to the TRA described in Note 9, CW Unit redemptions create additional TRA liability. As a result of all of the CW Unit redemptions during the years ended December 31, 2021, 2020 and 2019, Cactus Inc. increased its ownership in Cactus LLC and accordingly, increased its equity by approximately $79.4 million, $2.2 million and $48.7 million, respectively, from the non-controlling interest.
Dividends
Aggregate cash dividends of $0.38, $0.36 and $0.09 per share of Class A common stock declared during the years ended December 31, 2021, 2020 and 2019 totaled $21.2 million, $17.4 million and $4.3 million, respectively. The fourth quarter of 2019 was the first quarter we declared and paid a dividend. Cash dividends paid during the years ended December 31, 2021, 2020 and 2019 totaled $21.2 million, $17.1 million and $4.2 million, respectively. Dividends accrue on unvested stock-based awards on the date of record and are paid upon vesting. Dividends are not paid to our Class B common stock holders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to our CW Unitholders for any dividends declared on our Class A common stock. See Note 11 “Related Party Transactions” for further discussion of distributions made by Cactus LLC.

Limitation of Members’ Liability
Under the terms of the Cactus Wellhead LLC Agreement, the members of Cactus LLC are not obligated for debt, liabilities, contracts or other obligations of Cactus LLC. Profits and losses are allocated to members as defined in the Cactus Wellhead LLC Agreement.
11.Related Party Transactions
When needed, we rent a plane under dry-lease from a company owned by a member of Cactus LLC. These transactions are under short-term rental arrangements and the agreement governing these transactions does not qualify as a lease. We paid a base hourly rent of $1,750 per flight hour of use of the aircraft, payable monthly, for the hours of aircraft operation during the prior calendar month. During 2021, 2020 and 2019, expense recognized in connection with these rentals totaled $0.2 million, $0.1 million and $0.3 million, respectively. As of December 31, 2021 and 2020, we owed less than $0.1 million to the related party which are included in accounts payable in the consolidated balance sheets. We are also responsible for employing pilots and fuel expenses. Our Chief Executive Officer and Chief Operating Officer paid the Company from $600 to $1,800/day for their personal use of the pilots employed by the Company, depending on how many company pilots are utilized for the day.
The TRA agreement is with certain direct and indirect holders of CW Units, including certain of our officers, directors and employees. These TRA Holders have the right in the future to receive 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. The total liability from the TRA as of December 31, 2021 was $281.6 million. We pay professional fees to assist with maintenance of the TRA which are reimbursable from the TRA Holders. As of December 31, 2021 and 2020, $0.2 million was due from the TRA Holders for fees paid on their behalf. The balances are included in accounts receivable, net in the consolidated balance sheets.
Distributions made by Cactus LLC are generally required to be made pro rata among all its members. During the years ended December 31, 2021, 2020 and 2019, Cactus LLC distributed $30.6 million, $27.8 million and $14.2 million, respectively, to Cactus Inc. to fund its dividend, TRA liability and estimated tax payments. During the years ended December 31, 2021, 2020 and 2019, Cactus LLC made pro rata distributions to the other members totaling $9.7 million, $16.3 million and $8.4 million, respectively.
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

The following table summarizes the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income attributable to Cactus Inc.—basic	$49,593	$34,446	$85,612
Net income attributable to non-controlling interest(1)	13,744	19,934	56,012
Net income attributable to Cactus Inc.—diluted(1)	$63,337	$54,380	$141,624
Denominator:
Weighted average Class A shares outstanding—basic	55,398	47,457	44,983
Effect of dilutive shares	20,709	28,038	30,370
Weighted average Class A shares outstanding—diluted	76,107	75,495	75,353

Earnings per Class A share—basic	$0.90	$0.73	$1.90
Earnings per Class A share—diluted(1)	$0.83	$0.72	$1.88
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 27.0% for the year ended December 31, 2021 and 24.0% for the years ended December 31, 2020 and 2019.
14.Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2021	2020	2019
Property and equipment acquired under finance leases	$9,941	$2,973	$3,008
Property and equipment in payables	405	197	1,052
Cash paid for interest and income taxes was as follows:

	Year Ended December 31,
	2021	2020	2019
Cash paid for interest	$959	$959	$1,187
Cash paid for income taxes, net	4,542	1,600	5,301
During the years ended December 31, 2021, 2020 and 2019, we issued 11.0 million, 0.3 million and 9.3 million shares of Class A common stock, respectively, pursuant to redemptions of CW Units by holders thereof.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act as amended) as of December 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Not applicable.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The directors and executive officers of the Company are:

Name	Age	Title
Bruce Rothstein	69	Chairman of the Board of Directors
Scott Bender	68	President, Chief Executive Officer and Director
Joel Bender	62	Senior Vice President, Chief Operating Officer and Director
Melissa Law	48	Director, Audit Committee member and Compensation Committee member
Michael McGovern	70	Director, Compensation Committee Chairman and Audit Committee member
John (Andy) O’Donnell	73	Director, Audit Committee member, Compensation Committee member and Nominating and Governance Committee member
Gary Rosenthal	72	Director, Nominating and Governance Committee Chairman and Compensation Committee member
Alan Semple	62	Director, Audit Committee Chairman and Nominating and Governance Committee member
Tym Tombar	48	Director, Audit Committee member and Compensation Committee member
Steven Bender	39	Vice President of Operations
Stephen Tadlock	43	Vice President, Chief Financial Officer and Treasurer
David Isaac	61	General Counsel, Vice President of Administration and Secretary
Set forth below is biographical information about each of our directors and executive officers.
Directors
Bruce Rothstein—Chairman of the Board of Directors.  Bruce Rothstein has been our Chairman of the Board since 2011. Mr. Rothstein co-founded Cadent Energy Partners LLC (“Cadent Energy Partners”), a natural resources private equity firm that invests in companies in the North American energy industry, in 2003 and served as a Member of Cadent Energy Partners from 2003 until March 2021. From November 2005 until November 2017, Mr. Rothstein served on the board of directors of Array Holdings, Inc. From May 2006 to August 2016, he served on the board of directors of Vedco Holdings, Inc. From December 2007 to April 2016, Mr. Rothstein served on the board of directors of Torqued‑Up Energy Services, Inc. From December 2008 until February 2012, Mr. Rothstein served as a director of Ardent Holdings, LLC. Mr. Rothstein graduated from Cornell University in 1974 with a Bachelor of Arts in Mathematics and New York University’s Stern School of Business in 1985 with a Master of Business Administration. We believe that Mr. Rothstein’s extensive financial and energy investment experience brings valuable skills to our board of directors and qualifies him to serve on our board of directors.
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
Melissa Law—Director.  Ms. Law has served as one of our directors since January 2020. Ms. Law is an accomplished executive leader with significant experience in the oilfield services industry and more recent experience in the food & beverage ingredient industry. Ms. Law has served as the President of Global Operations for Tate & Lyle since September 2017. As a member of the Executive Leadership team, Ms. Law is responsible for leading the EHS, Quality, and Sustainability Programs, the end to end supply chain and logistics function as well as the global manufacturing and engineering organizations. Prior to joining Tate & Lyle, Ms. Law held various roles of increasing responsibility at Baker Hughes Incorporated from 1997 to 2017. At Baker Hughes, Ms. Law had full profit and loss responsibility for Baker Hughes’ Global Specialty Chemical Business from 2014 to 2017 as well as Baker Hughes’ Australasia geo-market from 2013 to 2014. Prior to those roles, Ms. Law held various other senior leadership roles in technology, manufacturing and operations at Baker Hughes. Ms. Law is a graduate of the University of Houston from where she holds a Master of Science in Environmental Chemistry. We believe Ms. Law’s qualifications to serve on the board include her 20 years of experience in the energy industry and her multi-industry executive leadership and management experiences.
Michael McGovern—Director.  Mr. McGovern has served as one of our directors since 2011. In February 2021, Mr. McGovern was elected Chairman of the board of directors of Superior Energy Services, Inc. (“Superior”) and in March 2021, he assumed the role as Superior’s principal executive officer. In January 2022, he stepped down as the principal executive officer but remains as Superior’s Executive Chairman of the Board. Mr. McGovern has served as Chairman and Chief Executive Officer of Sherwood Energy, LLC since March 2009 and has served on the board of directors of Ion Geophysical (NYSE: IO) since June 2019. He served on the board of directors of Nuverra Environmental Solutions, Inc. from August 2017 until February 2022. Mr. McGovern served as Executive Advisor to Cadent Energy Partners from January 2008 to December 2014. Mr. McGovern graduated from the Centenary College of Louisiana in 1973 with a Bachelor of Science in Business. We believe Mr. McGovern’s qualifications to serve on our board of directors include his 40 years of experience in the energy industry and his extensive executive leadership and management experience, including as Chief Executive Officer of several public companies.
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
Gary Rosenthal—Director.  Mr. Rosenthal has served as one of our directors since January 2018. Mr. Rosenthal has been a partner in The Sterling Group, L.P., a private equity firm based in Houston, Texas, since January 2005. He served as Chairman of the Board of Highline Aftermarket LLC, a former Sterling Group investment, from September 2019 until October 2020 and as a director from April 2016 until October 2020. Mr. Rosenthal has served as Chairman of the Board of Greenbridge

Investments LLC since March 2019 and Evergreen Recycling Investments LLC since June 2021. From October 2013 until February 2018, he was Chairman of the Board of Safe Fleet Investments LLC. Greenbridge Investments LLC, Evergreen Recycling Investments LLC and Safe Fleet Investments LLC are all Sterling Group portfolio companies. From 2001 until 2018, Mr. Rosenthal served as a director and chairman of the Compensation Committee of Oil States International, Inc. He also served as Chairman of the Board of Hydrochem Holdings, Inc. from May 2003 until December 2004. From August 1998 to April 2001, he served as Chief Executive Officer of AXIA Incorporated, a diversified manufacturing company. From 1991 to 1994, Mr. Rosenthal served as Executive Chairman and then after its initial public offering, as Chairman and Chief Executive Officer of Wheatley-TXT Corp., a manufacturer of pumps and valves for the oilfield. Mr. Rosenthal holds J.D. and A.B. degrees from Harvard University. We believe that Mr. Rosenthal’s qualifications to serve on our board of directors include his extensive executive leadership experience and his experience in the energy sector.
Alan Semple—Director.  Mr. Semple has served as one of our directors since April 2017. Since December 2015, Mr. Semple has served as a member of the board of directors and the Audit Committee of Teekay Corporation, a leading provider of international crude oil and gas marine transportation services, and as the Audit Committee Chairman since March 2018. From May 2019 until January 2022, Mr. Semple served as a member of the Board of Directors and Chairman of the Audit Committee of Teekay GP, LLC, the general partner of Teekay LNG Partners, LP.  He was formerly Director and Chief Financial Officer at John Wood Group PLC (Wood Group), a provider of engineering, production support and maintenance management services to the oil and gas and power generation industries, a role he held from 2000 until his retirement in May 2015. Prior to this, he held a number of senior finance roles in Wood Group since 1996. Mr. Semple graduated from the University of Strathclyde (Glasgow, Scotland) in 1979 with a Bachelor of Arts degree in Business Administration and is a member of the Institute of Chartered Accountants of Scotland. We believe that Mr. Semple’s more than 30 years of finance experience, primarily in the energy industry, makes him qualified to serve on our board of directors.
Tym Tombar—Director.  Mr. Tombar has served as one of our directors since July 2021. Mr. Tombar is a Managing Director and Co-Founder of Arcadius Capital Partners and its predecessor SW Capital Partners. Since 2011, Arcadius Capital Partners, an energy private equity firm, has invested growth capital into start-ups and early-stage companies in the upstream oil and gas industry. From 2007 to 2011, he was a Managing Director and co-head of Scotiabank’s Energy Private Equity group. Since 2007, Mr. Tombar has served on the boards of over 12 private oil and gas companies. Prior to April 2007, he was a Vice President with Goldman, Sachs & Co. (“Goldman”) and led deal teams through sourcing, execution, and management of a variety of primary market energy investments in securities and loans. Prior to that, Mr. Tombar worked in Goldman’s Investment Banking Division in New York, London and Houston, where he advised several upstream oil and gas, oilfield services and petrochemical clients and executed a variety of transactions for public and private oil and gas companies. Mr. Tombar began his career with Goldman in its Energy & Power Principal Investment Area and Banking Group based in New York in 1994. Mr. Tombar graduated with a Master of Business Administration from Stanford University’s Graduate School of Business and a Bachelor of Arts degree in Applied Math from Harvard University. We believe Mr. Tombar’s qualifications to serve on the board include his executive leadership and 25 years of investment and finance experience in the energy industry.
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
Composition of Our Board of Directors
Our business and affairs are managed under the direction of our board of directors. Our board of directors consists of nine members, including our Chief Executive Officer. Among the nine members of our board of directors, we have one female director and one director who is a member of a racial or ethnic minority group. In connection with our IPO, we entered into a Stockholders’ Agreement with Cadent and Cactus WH Enterprises, a Delaware limited liability company owned by Messrs. Scott Bender, Joel Bender and Steven Bender and certain of our other employees. The Stockholders’ Agreement was amended in 2021 after Cadent withdrew from the Agreement. The Amended and Restated Stockholders’ Agreement provides Cactus WH Enterprises with the right to designate a certain number of nominees to our board of directors so long as they and their respective affiliates collectively beneficially own at least 5%, respectively, of the outstanding shares of our common stock. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Stockholders’ Agreement.”
In evaluating director candidates, our board of directors will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skills and expertise that are likely to enhance the board’s ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of our board of directors to fulfill their duties. Our directors are divided into three classes serving staggered three‑year terms. Class I, Class II and Class III directors will serve until our annual meetings of stockholders in 2024, 2022 and 2023, respectively. Messrs. McGovern, O’Donnell and Tombar have been assigned to Class I, Messrs. Semple and Joel Bender and Ms. Law have been assigned to Class II, and Mr. Rothstein, Scott Bender and Mr. Rosenthal have been assigned to Class III. At each of the Company’s annual meeting of stockholders, directors will be elected to succeed the class of directors whose terms have expired.
Our board of directors has reviewed the independence of our directors using the independence standards of the New York Stock Exchange (“NYSE”) and based on this review, determined that Messrs. McGovern, O’Donnell, Rosenthal, Rothstein, Semple and Tombar and Ms. Law are independent within the meaning of the NYSE listing standards currently in effect and within the meaning of Section 10A‑3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Committees of the Board of Directors
We have a standing Audit Committee, Compensation Committee and a Nominating and Governance Committee.
Audit Committee
Rules implemented by the NYSE and the SEC require us to have an Audit Committee comprised of at least three directors who meet the independence and experience standards established by the NYSE and the Exchange Act. Our Audit Committee is currently comprised of Messrs. Semple, McGovern, O’Donnell and Tombar and Ms. Law, each of whom are independent under the rules of the SEC. SEC rules also require that a public company disclose whether or not its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes outlined in such rules. The board has determined that Messrs. Semple, McGovern and Tombar satisfy the definition of an “audit committee financial expert.” Mr. Semple serves as the chairman of the Audit Committee.
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

Compensation Committee
Our Compensation Committee is currently comprised of Messrs. McGovern, O’Donnell, Rosenthal and Tombar and Ms. Law, all of whom meet the independence standards established by the NYSE. Mr. McGovern serves as the chairman of the Compensation Committee. The Compensation Committee establishes salaries, incentives and other forms of compensation for officers and other employees. The Compensation Committee also administers our incentive compensation plans. We have adopted a Compensation Committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and applicable stock exchange or market standards. Our Compensation Committee charter is available on our website at www.CactusWHD.com.
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
If the non‑employee directors include members who are not independent within the listing requirements of the NYSE, the independent members of the board will meet in executive session at least once per year. Our Corporate Governance Guidelines provide that the Chairman of the Board will serve as the lead director at executive sessions of the independent directors, unless the Chairman of the Board is not independent, in which case the lead director at such meetings will be an independent director selected by our board of directors. The Chairman of the Board is independent and he serves as the lead director at executive sessions of the independent directors.
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
Oversight of Risk Management
Risk assessment, management and oversight are an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day‑to‑day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us, including information security and cybersecurity risks. Throughout the year, senior management reviews these risks at regular board of directors meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate such risks. Specific to information security and cybersecurity risks, the Company undertakes intrusion prevention and detection measures, penetration testing, vulnerability assessments and total threat telemetry of various aspects of our information system.
Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through the board as a whole. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and the Audit Committee assists the board in fulfilling its oversight responsibilities by overseeing our major financial and information technology risk exposures and the steps our management has taken to monitor and control these exposures.
Risks specific to information security and cybersecurity are discussed with and presented to the board of directors as well as the audit committee on a quarterly basis. One member of the audit committee has information security experience. The Company has not experienced an information security breach in over three years. Over this three-year timeframe it has not incurred any net expenses related to information security breaches and it has not incurred any penalties or settlements related to information security breaches. In addition to a variety of projects designed to enhance the security of the Company’s systems, networks and technologies, the Company conducts periodic information security training for all employees.

Attendance at Annual Meetings
While we have no formal policy regarding director attendance at our annual meetings of stockholders, directors are encouraged to attend our annual meetings, if practicable. All of the directors attended our annual meeting held in 2021.
Board of Directors and Committee Meeting Attendance
During 2021, the entire board of directors held ten meetings, the Audit Committee and the Nominating and Governance Committee each held four meetings and the Compensation Committee held three meetings. Each of our directors attended more than 75% of the aggregate of the total number of board of directors meetings and the total number of meetings held by all committees on which he or she served.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than ten percent of the shares of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the years ended December 31, 2021 except in August 2021, a Form 4 was filed late for each of Cactus WH Enterprises, Scott Bender and Joel Bender. The Form 4s related to the same transaction.
Code of Business Conduct and Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and is available on our website at www.CactusWHD.com under “Corporate Governance” within the “Investors” section. We will provide a copy of this document to any person, without charge, upon request, by writing to us at Cactus, Inc., Investor Relations, 920 Memorial City Way, Suite 300, Houston, Texas 77024. We intend to satisfy the disclosure requirement under Item 406(b) of Regulation S-K regarding amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics by posting such information on our website at the address and the location specified above.
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
Target Pay Mix
The charts below show the target mix of total direct compensation of our Chief Executive Officer and our other NEOs for 2021. These charts illustrate that a majority of NEO total direct compensation is at-risk (86% for our Chief Executive Officer and an average of 77% for our other NEOs).

Compensation Program Governance
We have worked extensively and deliberately to develop a thoughtful, fair, and effective executive compensation program that helps us to deliver long-term sustainable growth to our shareholders. The following chart highlights several features of our compensation practices that are intended to meet our objectives:

What We Do		What We Don’t Do
✓	Significant majority of pay at risk	X	No excessive perquisites
✓	50% of CEO LTI value performance-based	X	No guaranteed bonuses
✓	Balance of short-term and long-term incentives	X	No excise tax gross-ups
✓	Clawback policy for NEOs that applies to cash and equity incentives	X	Prohibition on hedging, pledging and short sales by insiders
✓	Share ownership guidelines for NEOs and directors	X	Prohibition on option repricing
✓	Regularly evaluate risks of our compensation policy
✓	Independent compensation consultant
✓	One-year minimum vesting requirement for LTIP grants
Say on Pay and Say on Frequency
At our 2019 Annual Meeting, a plurality of our stockholders expressed their preference for an advisory vote on executive compensation occurring every three years (“say on frequency”), and we have implemented their recommendation. While not required to do so, the board of directors currently plan to hold another vote regarding say on frequency at the 2025 Annual Meeting. In addition, at the 2019 Annual Meeting, we also held an advisory vote on compensation for our NEOs (“say on pay”). The next advisory vote on this matter will therefore be held at the 2022 Annual Meeting. In 2019, our stockholders expressed their support regarding say on pay, with 94% of the shares of our Class A common stock and Class B common stock present or represented by proxy at the 2019 Annual Meeting voting in support of our executive compensation policies and practices for our NEOs during 2018.
Our Compensation Committee values the opinions of our shareholders regarding NEO compensation. The Compensation Committee welcomes feedback from shareholders on the topic of executive compensation and is open to dialogue with shareholders on the topic. In reviewing our program, our Compensation Committee considered the results of the 2019 advisory vote on executive compensation and the support expressed by stockholders in their overall assessment of our programs. Our Compensation Committee elected to apply similar principles in determining the types and amounts of compensation to be paid to our NEOs for 2021.
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
Role of Executive Officers in Compensation Decisions
With respect to the compensation of the NEOs other than our Chief Executive Officer, the Compensation Committee considers the recommendations of our Chief Executive Officer and each NEO’s individual performance. In light of our NEOs’ integral role in establishing and executing the Company’s overall operational and financial objectives, the Compensation

Committee requests that our CEO provide the initial recommendations on the appropriate goals for the qualitative and quantitative performance metrics used in our short-term cash incentive program. However, the Committee is under no obligation to follow those recommendations, and only Compensation Committee members are allowed to vote on decisions regarding NEO compensation.
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
To facilitate the delivery of these services to the Compensation Committee, Pearl Meyer interfaces with our management, primarily with our General Counsel and VP of Administration. In 2021, Pearl Meyer did not provide any services to the Company other than those requested by the Compensation Committee in Pearl Meyer’s role as the Committee’s independent advisor. Other than those services requested by the Compensation Committee, Pearl Meyer did not have any business or personal relationships with members of the Compensation Committee or executives of the Company, did not own any of the Company’s common stock and maintained policies and procedures designed to avoid such conflicts of interest. As such, the Compensation Committee determined the engagement of Pearl Meyer in 2021 did not create any conflicts of interest.
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
The Compensation Committee considers the competitive market to consist of the oilfield services industry broadly, as well as other similarly sized companies in related industries that could potentially compete with us for executive talent. The Committee periodically reviews data for a selected peer group approved by the Compensation Committee (the “peer group”), as well as for broader general industry companies of comparable size and business complexity (compensation survey data), as provided to the Committee by their independent advisor. In selecting comparison companies, the Compensation Committee considers various factors including each company’s participation in the energy services sector as well as market capitalization, annual revenues, business complexity, profitability, returns on equity and assets, the number of divisions/segments, countries in which they operate and total number of employees. The selected peer companies are reviewed from time to time to ensure their continued appropriateness for comparative purposes. For the 2021 compensation analysis, the Company used the following peer group companies:

2021 Compensation Peer Group(1)
Archrock, Inc.	ProPetro Holding Corp.
Core Laboratories, NV	Patterson-UTI Energy, Inc.
Dril-Quip, Inc.	Oil States International, Inc.
DMC Global Inc.	ChampionX Corporation
Frank’s International, NV	Liberty Oilfield Services Inc.
Helix Energy Solutions Group, Inc.	USA Compression Partners, LP
(1)     In 2020, the peer group companies included Forum Energy Technologies, NCS Multistage Holdings, Inc., Newpark Resources, Inc. and RPC, Inc. These companies were replaced by DMC Global Inc., ProPetro Holding Corp., Patterson-UTI Energy, Inc. and Liberty Oilfield Services Inc. for the 2021 peer group analysis as our independent compensation consultant advised the Compensation Committee that the changes to the peer group would provide a better market comparison.
Elements of Compensation
Base Salary
Base salary is the guaranteed element of an executive’s direct compensation and is intended to provide a foundation for a competitive overall compensation opportunity for the executive. The Compensation Committee reviews each executive’s base salary annually. Executive officer base salaries are determined after an evaluation that considers the executive’s prior experience and breadth of knowledge. The Compensation Committee also considers compensation data from peer group companies and other similarly sized companies in businesses comparable to the Company’s, the Company’s and the executive’s performance, and any significant changes in the executive’s responsibilities. The Compensation Committee considers all of these factors together plus overall industry conditions.
At the time of the Compensation Committee meeting in January 2021, our NEOs were receiving reduced salaries due to the economic challenges that were faced by the Company in 2020. The base salaries of our NEOs, and in particular that of our CEO, were already well below those of our peer group median when they were voluntarily and substantially reduced in 2020 in light of the challenging economic conditions. The reductions reflected the alignment of the interests of our NEOs with those of our shareholders and resulted in reduced short-term incentive compensation, which is discussed in the next section. At the January 2021 meeting, the Compensation Committee approved the reinstatement of the previously approved base salary amounts for Messrs. Tadlock and Isaac. The base salaries for Scott Bender, Joel Bender and Steven Bender were approved by the Committee and also increased to previously approved amounts in April 2021. In January 2022, the Compensation Committee approved additional prospective salary increases for our NEOs in recognition of their contributions to the Company. The following table details our NEOs’ 2020 salaries prior to reduction, 2020 reduced salaries, fully-reinstated salaries in 2021 as well as their approved 2022 base salaries.

Name	Original 2020 Base Salary	Reduced 2020 Base Salary	2021 Base Salary(1)	2022 Base Salary
Scott Bender	$300,000	$57,207	$300,000	$400,000
Joel Bender	300,000	135,000	300,000	400,000
Stephen Tadlock	335,000	226,125	335,000	400,000
Steven Bender	300,000	135,000	300,000	400,000
David Isaac	300,000	202,500	300,000	350,000

(1)    Reflects the reinstatement of salaries in January 2021 for Messrs. Tadlock and Isaac and April 2021 for Scott Bender, Joel Bender and Steven Bender as discussed above.
Short-Term Incentives
Our NEOs are eligible for an annual incentive bonus which is designed to focus executives on execution of our annual plan, which is linked to our long-term strategy. Execution against our annual corporate plan is important to drive long-term shareholder value by improving financial strength, managing costs and investing in projects that will deliver future value. We employ financial and safety performance metrics to further specific objectives of our strategy, such as Adjusted EBITDA, Operating Capital Employed (“OCE”) divided by revenue and total recordable incident rate (“TRIR”).
In January 2021, the Board approved the 2021 Management Incentive Plan (the “2021 MIP”), pursuant to which all participating employees would be eligible to receive a cash bonus upon the achievement of certain financial performance and safety metrics. Under the 2021 MIP, all eligible employees, including NEOs, were eligible to receive base cash bonus payments equal to a certain specified percentage of their annual base salaries (“Target Bonus”) in the event that the Company met the specified performance targets. Bonuses are calculated as a percentage of actual base salary paid in 2021. The approved 2021 Target Bonus percentage for each NEO, which remained unchanged from 2020, is set forth in the table below.

Name	Target Bonus %
Scott Bender	100%
Joel Bender	100%
Stephen Tadlock	80%
Steven Bender	80%
David Isaac	65%
    Target Bonus Opportunity
Performance under the MIP is assessed relative to pre-established goals approved by the Committee near the beginning of the fiscal year. For 2021, the Compensation Committee approved performance objectives under the 2021 MIP after considering a combination of factors, including alignment with the Company’s business strategy, 2021 budget, investor expectations, recommendations from management and the Committee’s assessment of management’s ability to impact outcomes. The 2021 MIP had three performance parameters on which the bonus for our NEOs was calculated. The first parameter was Earnings Before Interest, Taxes, Depreciation and Amortization, excluding exceptional items, as defined by the board of directors (“Adjusted EBITDA”), which was weighted as 80% of the bonus opportunity. Participants began to earn a bonus payout when Adjusted EBITDA performance reached Threshold Adjusted EBITDA, which was set at 80% of Target Adjusted EBITDA. NEOs and other participants were eligible for a Stretch bonus opportunity if actual Adjusted EBITDA exceeded Target Adjusted EBITDA. The maximum Stretch bonus payment was achieved when Adjusted EBITDA performance reached 120% of Target Adjusted EBITDA. The maximum Stretch payment was 40% of the full, non-stretch bonus payment. The calculation of the Adjusted EBITDA portion of the bonus payout is linear between Threshold and Target and between Target and Stretch. The second parameter was OCE divided by revenue which was weighted as 10% of the bonus opportunity. Participants began to earn a bonus payout on this parameter when the Company achieved its Threshold of 65.5% percent. A full bonus payout on this parameter would be earned when the Company achieved its Target of 61.5%. The calculation of the OCE/revenue portion of the bonus payout is linear between Threshold and Target. The third parameter was TRIR, which was weighted as 10% of the bonus opportunity. Participants began to earn a bonus payout when TRIR performance reached Threshold TRIR of 1.20. A full bonus payout on the TRIR parameter would be achieved when safety performance reached Target TRIR of 1.00 or lower. The calculation of the TRIR portion of the bonus payout is linear between Threshold and Target. Depending upon Company performance, actual payouts under the 2021 MIP may be between 0% and 140% of the Target Bonus for each NEO. The percentages of base salary payable to each NEO with respect to 2021 performance are set forth in the tables below.

	Adjusted EBITDA
	(in millions)	Bonus %
Threshold	$89.2	0%
Target	111.5	100%
Maximum (Stretch)	133.8	140%

	OCE/Revenue	Payout
Threshold	65.5%	0%
Target	61.5%	100%

	TRIR	Payout
Threshold	1.20	0%
Target	1.00	100%

    2021 Award Determination
For 2021, the actual Adjusted EBITDA performance was $120.4 million which was between Target and Stretch performance. Actual OCE/Revenue performance in 2021 was 57.7% which was better than Target while the 2021 TRIR performance was 1.29 which was higher than the required Threshold. Based on this performance, in addition to earning a full target bonus on the Adjusted EBITDA component, our NEOs also earned 39.7% of their maximum stretch opportunity, or an additional 14.3% of the full, non-stretch bonus calculation. NEOs also earned 100% of their bonus for performance on the OCE/Revenue parameter. Based on the Company’s TRIR performance, our NEOs received no payment on the TRIR element. The table below summarizes the metrics and performance standards approved for the 2021 MIP, and management’s level of achievement under the plan:

	($ in millions)
Performance Parameter	Threshold	Target	Stretch	Actual(1)	% of Target
Adjusted EBITDA	$89.2	$111.5	$133.8	$120.4	107.9%

OCE/Revenue	65.5%	61.5%		57.7%	100%
TRIR	1.20	1.00		1.29	0%
(1)Adjusted EBITDA is a non-GAAP financial measure. See the reconciliation of actual Adjusted EBITDA to the most comparable financial measure calculated in accordance with GAAP under “Reconciliation of GAAP to Non-GAAP Financial Measures.”
The following table shows the calculation of the 2021 bonus payment:

Performance Parameter	% of Parameter Target	Parameter % Earned	Weighting	Target Bonus % Earned
Adjusted EBITDA	107.9%	100.0%	80.0%	100.0%
OCE/Revenue	100.0%	100.0%	10.0%	10.0%
TRIR	0.0%	0.0%	10.0%	0.0%
Total			100.0%	90.0%
Stretch Bonus Component (39.7%(1) of Non-Stretch Bonus)				14.3%
Total Bonus Percentage				104.3%
(1)    Represents the 7.9% Adjusted EBITDA performance above Target applied against the maximum 120% of Target Adjusted EBITDA.
Long-Term Incentives
The primary purpose of awards under our long‑term incentive plan (the “LTIP”) is to enforce direct alignment between the long-term interests of our NEOs and those of our shareholders through the use of multi-year vesting and realized value of equity incentives that are contingent upon our stock price performance. Equity awards under the LTIP also promote long-term share ownership by our NEOs. The LTIP provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock‑based awards, cash awards, substitute awards and performance awards. The Board has delegated to the Compensation Committee the authority to administer the LTIP, including the power to determine the eligible individuals to whom awards will be granted, the number and type of awards to be granted and the terms and conditions of awards. In addition, the Board has granted limited authority to Scott Bender, our Chief Executive Officer, to make awards under the LTIP to certain individuals who are not executive officers.
In 2021, the Compensation Committee approved LTIP awards using a mix of performance stock units (“PSUs”) and time-based restricted stock units (“RSUs”). Under the PSU awards granted to our NEOs in 2021, NEOs may earn shares based upon the company’s Return on Capital Employed (“ROCE”) performance. The PSU Award Agreement provides for the issuance of a number of shares of our common stock within sixty (60) days of the end of the performance period based on the Company’s average annual ROCE during the applicable performance period, subject to a maximum based on the Company’s ROCE relative to the ROCE of the median performer of the Company’s compensation peer companies during such performance period.

2021 LTIP Awards
On March 11, 2021, our NEOs received grants of PSUs and RSUs as set forth in the table below.

NEO	Target # of PSUs Awarded(1)	# of RSUs Awarded(2)	Approximate Compensation Value Intended to be Delivered
Scott Bender	23,358	23,358	$1,500,000
Joel Bender	23,358	23,358	1,500,000
Stephen Tadlock	9,390	9,390	603,000
Steven Bender	9,343	9,343	600,000
David Isaac	8,176	8,176	525,000
(1)    PSU awards vest upon the conclusion of the three-year performance period ending December 31, 2023 based on the Company’s ROCE performance.
(2)     RSUs vest 33% per year, beginning on the first anniversary of the grant date.
2021-2023 Performance Stock Unit Metrics and Goals:

	Weight	Threshold	Target	Maximum
	(% of Target)	(50% Payout)	(100% Payout)	(200% Payout)
ROCE for January 1, 2021 to December 31, 2023(1)	100%	15%	20%	25%
(1)    The PSUs cliff vest upon the conclusion of the three-year performance period based on the ROCE performance.
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
Other Compensation Practices and Policies
Stock Ownership Guidelines
The Committee has established stock ownership guidelines for our NEOs and non-employee directors which are as follows:

Position	Required Level of Ownership
Chief Executive Officer	6 times base salary
Other NEOs	2 times base salary
Non-Employee Directors	3 times annual cash retainer for Board service
Stock ownership levels must be achieved by each NEO or non-employee director within five years of becoming subject to the guidelines, or within five years of any material change to the guideline level of ownership. As of February 11, 2022, each of our NEOs and non-employee directors met or exceeded the ownership expectations under the guidelines.
Clawback Policy
Our Executive Compensation Clawback Policy (the “Clawback Policy”) provides that in the event of a restatement of our financial statements (other than a restatement caused by a change in applicable accounting rules or interpretations), the result of which is that any performance-based compensation paid under an incentive compensation plan would have been a lower amount had it been calculated based on such restated results, the Compensation Committee may seek to recover for the benefit of the Company the after tax portion of the difference between the compensation actually paid to the executive and the corrected amount based on the restated financial results.

Retirement, Health and Welfare Benefits
The Company offers retirement, health and welfare benefits to substantially all of its U.S. employees including executive officers. Executive officers are eligible for these benefits on the same basis as other employees. Health and welfare benefits we offer to our employees include medical, vision and dental coverage, life insurance, accidental death and dismemberment, short and long-term disability insurance, flexible spending accounts and employee assistance.
The Company also offers a defined contribution 401(k) retirement plan to substantially all of its U.S. employees, including the NEOs. Participants may contribute from 1% to 85% of their base pay and cash incentive compensation (subject to U.S. Internal Revenue Service (“IRS”) limitations), and the Company has historically made matching contributions under this plan on the first 7% of the participant’s compensation (100% match of the first 3% employee contribution and 50% match on the next 4% employee contribution). Company matching contributions vest 20% per year on the first five anniversaries of the respective employee’s hire date. In light of the challenging economic environment, the Company temporarily suspended matching contributions to the retirement plan in June 2020 and reinstated the matching contributions in August 2021.
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
Our compensation arrangements contain certain design elements that are intended to minimize the incentive for taking unwarranted risk to achieve short-term, unsustainable results. Those elements include a maximum amount that can be earned under our annual incentive cash compensation program. We also provide compensation to our NEOs in the form of a reasonable base salary (adjusted in 2020 and early 2021 to address market conditions). We want our executives to be motivated to achieve our short-term and long-term goals, without sacrificing our financial and corporate integrity in trying to achieve those goals. While an executive’s overall compensation should be strongly influenced by the achievement of specific financial and operational targets, we also believe that a portion of an executive’s compensation should be awarded in components that provide a degree of financial certainty. In combination with our risk management practices, we do not believe that risks arising from our compensation policies and practices for our employees, including our NEOs, are reasonably likely to have a material adverse effect on us.
Employment, Severance, and Change-in-Control Agreements
Employment Agreements
In February 2019, we amended our employment agreements with Messrs. Scott and Joel Bender to provide that they be eligible to receive an additional annual cash bonus of up to 40% of the regular annual target cash bonus actually paid, determined in the good faith discretion of the Board if the executive satisfies additional budgetary and performance goals, as determined annually by the Board. In April 2021, the Company entered into Second Amended and Restated Employment Agreements (as amended and restated, each, an “Employment Agreement”) with Messrs. Scott and Joel Bender in order to establish new three-year terms of employment with each. Under each Employment Agreement, Messrs. Scott and Joel Bender are entitled to receive severance compensation if his employment is terminated under certain conditions, such as a termination by the executive officer for “good reason” or by us without “cause,” each as defined in the agreements and further described below under “—Potential Payments upon Termination or Change of Control.” In addition, the agreements provide for:
•specified minimum base salaries;
•participation in all of our employee benefit plans to the extent the executive is eligible thereunder;

•termination benefits, including, in specified circumstances, severance payments; and
•an annual cash bonus of up to 100% of annual base salary (“Base Bonus”) and an opportunity to earn an additional Stretch Bonus opportunity of up to 40% of the Base Bonus in the good faith discretion of the Board if the executive satisfies budgetary and performance goals, as determined annually by the Board.
We have not entered into separate severance agreements with Messrs. Scott and Joel Bender and instead rely on the terms of each executive’s Employment Agreement to dictate the terms of any severance arrangements. The Employment Agreements do not provide for accelerated or enhanced cash payments or health and welfare benefits upon a change in control but do provide for salary continuation payments and subsidized health and welfare benefits upon the termination of the executive’s employment for “good reason” or without “cause.”  Mr. Tadlock will be eligible to receive severance payments should a merger or sale transaction result in Mr. Tadlock being terminated by the new entity. Severance payments that could become payable to Messrs. Scott and Joel Bender and Mr. Tadlock pursuant to these arrangements have been described in more detail below under “—Potential Payments upon Termination or Change of Control—Employment Agreements.”
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
Summary Compensation Table
The following table sets forth information regarding the compensation awarded to, earned by or paid to our NEOs:

Name and Principal Position	Year	Salary	Bonus(1)	Non-Equity Incentive Plan Compensation(2)	Stock Awards(3)	All Other Compensation(4)	Total
Scott Bender, President, Chief Executive Officer and Director(5)	2021	$225,294	$24,964	$234,968	$1,533,220	$13,400	$2,031,846
	2020	122,745	—	18,301	1,500,004	14,612	1,655,662
	2019	300,000	—	334,835	1,499,994	29,102	2,163,931
Joel Bender, Senior Vice President, Chief Operating Officer and Director(5)	2021	249,231	—	259,932	1,533,220	13,400	2,055,783
	2020	183,750	—	18,301	1,500,004	15,201	1,717,256
	2019	300,000	—	334,835	1,499,994	30,120	2,164,949
Stephen Tadlock, Vice President, Chief Financial Officer and Treasurer	2021	328,719	—	274,266	616,360	11,313	1,230,658
	2020	265,906	28,827	21,173	603,007	16,508	935,421
	2019	321,923	—	180,971	1,502,947	24,773	2,030,614
Steven Bender, Vice President of Operations	2021	249,231	34,417	207,946	613,274	10,456	1,115,324
	2020	183,750	—	14,641	600,016	15,204	813,611
	2019	296,154	—	248,489	599,975	25,789	1,170,407
David Isaac, General Counsel, Vice President of Administration and Secretary	2021	294,375	—	199,560	536,672	865	1,031,472
	2020	238,125	21,094	15,406	525,022	5,675	805,322
	2019	296,154	—	165,659	449,972	14,260	926,045
(1)    In calculating payments due under the 2021 Non-Equity Incentive Plan, the Company uses the NEO’s eligible earnings as a basis to determine the bonus amount. In recognition of the fact that Scott Bender voluntarily incurred a larger salary decrease than Joel Bender during a portion of 2021, the Compensation Committee approved a bonus award to Scott Bender in order for his total 2021 cash bonus payment to be equal to that of Joel Bender. Additionally, due to the fact that Steven Bender’s full salary was restored at a date later than the restoration of full salaries for Mr. Tadlock and Mr. Isaac, the Compensation Committee approved a bonus award for Steven Bender equivalent to the Non-Equity Incentive Plan payment Steven Bender would have received if his full salary had been restored on the same date as Messrs. Tadlock and Isaac.

(2)    Amounts of “Non-Equity Incentive Plan Compensation” paid to each applicable NEO were made pursuant to the Company’s short-term incentive program. For a description of this plan please see “Compensation Discussion and Analysis—Elements of Compensation—Short-Term Incentives.”
(3)    The amounts reported in this column represent the aggregate grant date fair value of RSUs and target PSUs granted to each NEO and computed in accordance with FASB ASC Topic 718.
(4)    Amounts reflected within the “All Other Compensation” column for 2021 are comprised of the following amounts:

Name	Employer Contributions to 401(k) Plan	Vehicle Allowance
Scott Bender	$6,200	$7,200
Joel Bender	6,200	7,200
Stephen Tadlock	4,113	7,200
Steven Bender	3,256	7,200
David Isaac	865	—
(5)    Although Messrs. Scott and Joel Bender each serve on our Board, they are not compensated for their services as directors.
Grants of Plan-Based Awards
The following table provides information about equity and non-equity awards granted to our NEOs in 2021.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock Awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Scott Bender		$—	$225,294	$315,412
	3/11/2021				11,679	23,358	46,716		$766,610
	3/11/2021							23,358	766,610
Joel Bender		—	249,231	348,923
	3/11/2021				11,679	23,358	46,716		766,610
	3/11/2021							23,358	766,610
Stephen Tadlock		—	262,975	368,165
	3/11/2021				4,695	9,390	18,780		308,180
	3/11/2021							9,390	308,180
Steven Bender		—	199,385	279,139
	3/11/2021				4,672	9,343	18,686		306,637
	3/11/2021							9,343	306,637
David Isaac		—	191,344	267,881
	3/11/2021				4,088	8,176	16,352		268,336
	3/11/2021							8,176	268,336
(1)Amounts in these columns represent the threshold, target and maximum estimated payouts for 2021 MIP cash bonus awards. The actual value of bonuses paid to our NEOs for 2021 under this program can be found in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.
(2)Shares in these columns represent the threshold, target and maximum number of estimated PSUs eligible for vesting per the award agreements executed on March 11, 2021. “Threshold” reflects the lowest possible payout (50% of the grant), “Target” represents the number of PSUs awarded under each grant, and “Maximum” reflects the highest possible payout (200% of the grant). The award agreements under which the PSUs were issued provide that no PSUs will vest unless a specified threshold level of performance is achieved. Vested PSUs are paid in shares of our Class A common stock, and the payout, if any, with respect to PSUs will occur at the end of the three-year performance period. See “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Incentives—2021 LTIP Awards” for more information regarding these PSUs. The target number of PSUs granted was determined based on the average of the closing price on the 20 business days prior to the grant date.

(3)This column includes the number of RSUs granted to our NEOs during 2021. The number of RSUs granted was determined based on the average of the closing price on the 20 business days prior to the grant date.
(4)The amounts shown in this column represent the grant date fair value of each equity award computed in accordance with FASB ASC Topic 718. With respect to the PSU awards, this column reflects the grant date fair value for such PSUs at target.
Outstanding Equity Awards at 2021 Fiscal Year-End
The following table reflects information regarding outstanding stock awards held by our NEOs as of December 31, 2021.

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Scott Bender	3/11/2019	13,380(2)	$510,179
	3/11/2020	36,603(3)	1,395,672	54,905(5)	$2,093,528
	3/11/2021	23,358(4)	890,641	23,358(6)	890,641
Joel Bender	3/11/2019	13,380(2)	$510,179
	3/11/2020	36,603(3)	1,395,672	54,905(5)	$2,093,528
	3/11/2021	23,358(4)	890,641	23,358(6)	890,641
Stephen Tadlock	3/11/2019	13,406(2)	$511,171
	3/11/2020	19,619(3)	748,072	4,905(5)	$187,028
	3/11/2021	9,390(4)	358,041	9,390(6)	358,041
Steven Bender	3/11/2019	5,352(2)	$204,072
	3/11/2020	19,522(3)	744,374	4,880(5)	$186,074
	3/11/2021	9,343(4)	359,249	9,343(6)	356,249
David Isaac	3/11/2019	4,014(2)	$153,054
	3/11/2020	17,082(3)	651,337	4,270(5)	$162,815
	3/11/2021	8,176(4)	311,751	8,176(6)	311,751
(1)The market value of these units is based on $38.13 per share, the closing price of the Company’s Class A common stock on December 31, 2021, the last trading day of the fiscal year.
(2)Reflects RSUs which vest on March 11, 2022.
(3)Reflects RSUs which vest over two years in equal annual installments on March 11, 2022 and March 11, 2023.
(4)Reflects RSUs which vest over three years in equal annual installments on March 11, 2022, March 11, 2023 and March 11, 2024.
(5)Reflects PSUs which will vest on December 31, 2022 subject to the Company’s satisfaction of ROCE performance targets.
(6)Reflects PSUs which vest on December 31, 2023 subject to the Company’s satisfaction of ROCE performance targets. See “Compensation Discussion and Analysis—Elements of Compensation—2021 LTIP Awards.”
Stock Vested
The following table provides information for our NEOs on the number of shares of Class A common stock acquired upon the vesting of RSU awards in 2021 and the value realized, in each case before payment of any applicable withholding tax.

	Stock Awards(1)
Name	Number of Shares Acquired on Vesting (#)	Pre-tax Value Realized on Vesting ($)
Scott Bender	49,225	$1,549,073
Joel Bender	49,225	1,549,073
Stephen Tadlock	56,110	1,716,858
Steven Bender	25,638	801,546
David Isaac	15,593	548,169
(1)     Reflects shares received pursuant to RSU awards vesting in 2021. The value realized upon vesting of these awards represents the aggregate dollar amount realized by the NEO upon vesting computed by multiplying the number of shares of stock by the closing price of the underlying shares on the applicable vesting dates. For Scott Bender, Joel Bender, Stephen Tadlock and Steven Bender, the applicable vesting dates were February 7, 2021 and March 11, 2021 and the closing price of the Class A common stock on these dates was $29.03 and $32.82, respectively. For David Isaac, the applicable vesting dates were March 11, 2021 and October 24, 2021, and the closing price of the Class A common stock on these dates was $32.82 and $44.80, respectively.
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
    LTIP Awards
The Company’s RSU award agreements provide that restricted stock awards will become fully vested on (i) the date a Change of Control occurs, (ii) the termination of an employee’s employment due to his or her death or a Disability or (iii) upon the employee’s Normal Retirement. As used in the RSU award agreements, “Disability” means that the employee is unable to perform the essential functions of their duties for three consecutive months, or three months during any six-month period, as determined after an examination by a medical doctor selected by written agreement of the employee and the Company. As used in the RSU award agreements, “Normal Retirement” means an employee’s separation from service without Cause on or following the age of 65. For purposes of the RSU award agreements, “Cause” means the employee (i) is convicted of, or enters a nolo contendere or guilty plea with respect to a crime involving fraud, theft, embezzlement or other act of material dishonesty, the Board’s loss of confidence in the employee because he or she is convicted of or enters a nolo contendere or guilty plea with respect to any felony or crime involving moral turpitude; (ii) commits any other material breach of any of the provisions of their employment agreement with the Company (if applicable) or any material employment contract, policy or agreement the employee has entered into with the Company, other than a breach which (being capable of being remedied) is remedied by the employee within fourteen days of being called upon to do so in writing by the Company; or (iii) fails to perform their duties and responsibilities (other than a failure resulting from Disability).
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
•Change of control; or
•Death.
Quantification of Payments
Shown in the table below are potential payments upon the assumed (i) involuntary not for Cause termination of our NEOs other than during the 24-month period following a Change of Control, or (ii) involuntary not for Cause termination or termination by the NEO for “Good Reason,” in either case, during the 24-month period following a Change of Control of the Company, occurring as of December 31, 2021. In addition, the table that follows shows the potential payments upon the hypothetical (i) disability, retirement or death of our NEOs, and (ii) Change of Control of the Company, in each case, occurring as of December 31, 2021. The table includes estimated amounts because actual amounts to be paid can only be determined at the time of such executive’s separation from the Company or upon a Change of Control.

		Potential Payments Upon Termination and Change of Control
Executive Benefits and Payments Upon Separation		Termination for Cause	Involuntary Not for Cause Termination without a Change of Control	Termination with a Change of Control	Disability or Normal Retirement	Death	Change of Control (No Termination)
Scott Bender	Compensation:
	Cash Severance	$—	$300,000	$300,000	$150,000	$25,000	$—
	Stock Awards(1)	—	5,780,661(4)	4,577,773	5,780,661	5,780,661	4,577,773
	Performance Cash Awards(2)	—	—	234,968	234,968	234,968	234,968
	Benefits & Perquisites:
	Health and Welfare Benefits(3)	—	11,369	11,369	5,684	947	—
Total		$—	$6,092,030	$5,124,110	$6,171,313	$6,041,576	$4,812,741
Joel Bender	Compensation:
	Cash Severance	$—	$300,000	$300,000	$150,000	$25,000	$—
	Stock Awards(1)	—	—	4,577,773	5,780,661	5,780,661	4,577,773
	Performance Cash Awards(2)	—	—	259,932	259,932	259,932	259,932
	Benefits & Perquisites:
	Health and Welfare Benefits(3)	—	11,369	11,369	5,684	947	—
Total		$—	$311,369	$5,149,074	$6,196,277	$6,066,540	$4,837,705
Stephen Tadlock	Compensation:
	Cash Severance	$—	$—	$167,500	$—	$—	$—
	Stock Awards(1)	—	—	2,333,365	2,162,352	2,162,352	2,333,365
	Performance Cash Awards(2)	—	—	274,266	274,266	274,266	274,266
	Benefits & Perquisites:
	Health and Welfare Benefits(3)	—	—	—	—	—	—
Total		$—	$—	$2,775,131	$2,436,618	$2,436,618	$2,607,631
Steven Bender	Compensation:
	Cash Severance	$—	$—	$—	$—	$—	$—
	Stock Awards(1)	—	—	2,017,191	1,847,017	1,847,017	2,017,191
	Performance Cash Awards(2)	—	—	207,946	207,946	207,946	207,946
	Benefits & Perquisites:
	Health and Welfare Benefits(3)	—	—	—	—	—	—
Total		$—	$—	$2,225,137	$2,054,963	$2,054,963	$2,225,137
David Isaac	Compensation:
	Cash Severance	$—	$—	$—	$—	$—	$—
	Stock Awards(1)	—	—	1,739,643	1,590,707	1,590,707	1,739,643
	Performance Cash Awards(2)	—	—	199,560	199,560	199,560	199,560
	Benefits & Perquisites:
	Health and Welfare Benefits(3)	—	—	—	—	—	—
Total		$—	$—	$1,939,203	$1,790,267	$1,790,267	$1,939,203

(1)     Reflects the value of unvested RSU and target PSU awards as of December 31, 2021 that would be accelerated as a result of the separation event based on the Company’s stock price of $38.13, which was the closing market price of the Company’s Class A common stock as of December 31, 2021. For PSUs, upon a change in control, the performance period is deemed to have ended and a calculation is made to determine the number of earned units for the truncated period. As of December 31, 2021, the Company’s ROCE performance relating to the 2020 PSU grants did not exceed the threshold level; therefore, the 2020 PSUs would not have vested upon a change in control event. Additionally, the Company’s ROCE performance relating to the 2021 PSU grants exceeded the maximum level as of December 31, 2021; therefore, the 2021 PSUs would have vested at 200% upon a change in control event.
(2)    Reflects each NEO’s 2021 performance cash award earned under the Company’s short-term incentive program.
(3)     Reflects the estimated lump-sum present value of all future premiums which will be paid on behalf of the NEO under the Company’s health and welfare benefit plans for the applicable continuation period specified in the Executive Agreements.
(4)     Due to Mr. Bender’s eligibility for “Normal Retirement” treatment in the event of a separation from service without cause, this reflects the value of unvested RSUs and PSUs held by Mr. Bender as of December 31, 2021 that would be accelerated upon his “Normal Retirement.”
2021 Chief Executive Officer Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median annual total compensation of our employees (other than the Chief Executive Officer) and the annual total compensation of Scott Bender, our Chief Executive Officer.
For 2021, our last completed fiscal year:
•Scott Bender had total annual compensation of $2,031,846 as reflected in the Summary Compensation Table.
◦Our median employee’s annual total compensation was $92,211.
◦As a result, we estimate that Scott Bender’s 2021 annual total compensation was approximately 22 times that of our median employee.
•To identify the median employee, we took the following steps:
◦We determined that, as of December 1, 2021, our employee population consisted of 1,037 individuals. This population consisted of our full-time and part-time employees (including both active employees and employees on leave as of December 1, 2021).
◦We selected December 1, 2021 as our identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.
◦We used a consistently applied compensation measure to identify our median employee by comparing the actual amount of salary or wages as reflected in our payroll records. Compensation was annualized for employees that were not employed by us for all of 2021.
◦For our employees located outside of the United States, we obtained similar payroll records and converted such information into U.S. dollars using the year-end currency exchange rate.
•To determine the annual total compensation of our median employee and our Chief Executive Officer, we took the following steps:
◦After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2021 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.
◦With respect to the annual total compensation of our Chief Executive Officer, we used the amount reported in the “Total” column of our 2021 Summary Compensation Table.
Director Compensation
In April 2021, the Compensation Committee approved a restoration of the compensation program of non-employee directors to the levels prior to the 25% reductions enacted on April 1, 2020. Accordingly, in the second quarter of 2021, each non-employee director received the following compensation for his or her service on the Board:
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
•an additional cash retainer of $10,000 per year, payable quarterly in arrears if such non‑employee director serves as the chairperson of our Nominating and Governance Committee and an additional $5,000 per year for each other member of our Nominating and Governance Committee; and
•annual equity‑based compensation with an aggregate grant date value of $100,000.
In addition, a cash retainer of $20,000 per year is payable to a non‑employee Chairman of the Board quarterly in arrears. Each director is reimbursed for out‑of‑pocket expenses incurred in connection with attending board and committee meetings.
Messrs. Scott and Joel Bender, as employees of the Company, do not receive compensation for their services as directors in addition to their employee compensation described above. The table below reflects the compensation provided during 2021 to each member of the Board who was not employed by the Company.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Bruce Rothstein	$92,239	$102,234	$194,473
Melissa Law	87,628	102,234	189,862
Michael McGovern	92,239	102,234	194,473
John (Andy) O'Donnell	92,239	102,234	194,473
Gary L. Rosenthal	87,628	102,234	189,862
Alan Semple	96,851	102,234	199,085
Tym Tombar	47,500	98,546	146,046
(1)     The amounts shown in this column reflect cash fees earned by each director during 2021. Amounts reflect compensation at the 25% reduction previously enacted in 2020 for the period from January 2021 through April 2021 and the reinstated cash fees enacted in April 2021 for the remainder of 2021.
(2)     Amounts reported in this column represent the grant date fair market value determined in accordance with FASB ASC Topic 718 of restricted stock units granted during 2021.
On March 11, 2021, the Compensation Committee awarded each of Messrs. Rothstein, O’Donnell, McGovern, Semple and Rosenthal and Ms. Law 3,115 restricted stock units at a fair value of $32.82 per share. Consistent with the director compensation program, the Compensation Committee also awarded Tym Tombar 2,512 RSUs at a fair value of $39.23 per share. The number of RSUs granted was determined based on the average of the closing price on the 20 business days prior to the grant date. The RSU awards will vest in full on the first anniversary of the date of grant and are subject to forfeiture pursuant to the terms of the notice of grant and award agreement under which they were granted as well as the terms of the LTIP on that date.
As of December 31, 2021, the aggregate number of unvested restricted stock unit awards held by non-employee directors were as follows:

Name	Stock Awards (#)
Bruce Rothstein	3,115(1)
Melissa Law	3,115(1)
Michael McGovern	3,115(1)
John (Andy) O'Donnell	3,115(1)
Gary L. Rosenthal	3,115(1)
Alan Semple	3,115(1)
Tym Tombar	2,512(2)

(1)     RSUs vest on March 11, 2022.
(2)     RSUs vest on July 1, 2022.
Compensation Committee Interlocks and Insider Participation
During 2021, the Company’s Compensation Committee consisted of Messrs. McGovern, O’Donnell, Rosenthal and Tombar and Ms. Law. During 2021, no member of the Compensation Committee had a relationship that must be described under the SEC rules relating to disclosure of related person transactions. In 2021, none of our executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on the Board or the Compensation Committee of Cactus Inc.
Compensation Committee Report
The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis required by Item 402 of Regulation S-K promulgated by the SEC with management of the Company, and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in the Company’s Proxy Statement for the 2022 annual meeting and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Compensation Committee of the Board of Directors
Michael McGovern, Chairman Melissa Law, Member John (Andy) O’Donnell, Member Gary Rosenthal, Member Tym Tombar, Member
Reconciliation of GAAP to Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA are not measures of net income as determined by GAAP. EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures that are used by management and external users of the Company’s consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. Cactus defines EBITDA as net income excluding net interest, income tax and depreciation and amortization. Cactus defines Adjusted EBITDA as EBITDA excluding the other items outlined below. See the following reconciliation (in thousands):

Year Ended December 31, 2021
Net income	$67,470
Interest income, net	774
Income tax expense	7,675
Depreciation and amortization	36,308
EBITDA	112,227
Other non-operating income	(898)
Secondary offering related expenses	406
Stock-based compensation	8,620
Adjusted EBITDA	$120,355
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of common stock as of February 14, 2022, by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of common stock, (ii) each NEO of the Company, (iii) each director and director nominee of the Company and (iv) all directors and executive officers as a group. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Class A common stock issuable upon the vesting of RSUs held by that person that will vest within 60 days of February 14, 2022, are deemed to be issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of any other stockholder. All of such information is based on publicly available filings, unless otherwise known to us from other sources. As of February 14, 2022, 59,035,237 shares of our Class A common stock and 16,674,282 shares of our Class B common stock were outstanding. Unless otherwise noted, the mailing address of each person or entity named below is 920 Memorial City Way, Suite 300 Houston, Texas 77024.

	Shares Beneficially Owned by Certain Beneficial Owners and Management(1)
	Class A Common Stock		Class B Common Stock		Combined Voting Power(2)
	Number	% of class	Number	% of class	Number	% of class
5% Stockholders
Cactus WH Enterprises, LLC(3)	—	—%	15,014,963	90.0%	15,014,963	19.8%
The Vanguard Group(4)	5,627,890	9.5%	—	—%	5,627,890	7.4%
T. Rowe Price Associates(5)	5,416,577	9.2%	—	—%	5,416,577	7.2%
AllianceBernstein L.P.(6)	4,864,730	8.2%	—	—%	4,864,730	6.4%
BlackRock, Inc.(7)	3,892,630	6.6%	—	—%	3,892,630	5.1%
The Bank of New York Mellon Corporation(8)	3,042,294	5.2%	—	—%	3,042,294	4.0%
Directors and NEOs:
Scott Bender(3)	109,931	*	15,014,963	90.0%	15,124,894	20.0%
Joel Bender(3)	108,071	*	15,014,963	90.0%	15,123,034	20.0%
Bruce Rothstein(9),(12)	8,202	*	212,186	1.3%	220,388	*
Stephen Tadlock(10)	110,474	*	—	—%	110,474	*
Steven Bender(11)	54,794	*	—	—%	54,794	*
Alan Semple(12)	50,035	*	—	—%	50,035	*
John (Andy) O’Donnell(12)	18,375	*	27,508	*	45,883	*
Michael McGovern(12)	18,375	*	24,024	*	42,399	*
David Isaac(13)	30,003	*	—	—%	30,003	*
Gary Rosenthal(12)	20,208	*	—	—%	20,208	*
Tym Tombar	15,400	*	—	—%	15,400	*
Melissa Law(12)	6,476	*	—	—%	6,476	*
Directors and executive officers as a group (12 persons)	550,344	*	15,278,681	91.6%	15,829,025	20.9%

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
(3)Scott Bender and Joel Bender control Cactus WH Enterprises and may be deemed to share voting and dispositive power over the 15,014,963 shares listed as being owned by Cactus WH Enterprises and, therefore, will also be deemed to be the beneficial owners of such shares. The number of shares shown under the columns “Class A Voting Stock” and “Combined Voting Power” for Scott Bender includes 39,467 shares of Class A Common Stock issuable to Scott Bender upon the vesting of previously granted RSU awards. The number of shares shown under the columns “Class A Voting Stock” and “Combined Voting Power” for Joel Bender includes 39,467 shares of Class A Common Stock issuable to Joel Bender upon the vesting of previously granted RSU awards.
(4)Based on the Schedule 13G/A, filed February 9, 2022 by The Vanguard Group (“Vanguard”), which states that Vanguard has shared voting power over 105,918 shares of our Class A common stock, sole dispositive power over 5,471,985 shares of our Class A common stock and shared dispositive power over 155,905 shares of our Class A common stock. The address of Vanguard is 100 Vanguard Boulevard, Malvern, PA 19355.
(5)Based on the Schedule 13G/A filed on February 14, 2022 by T. Rowe Price Associates, Inc. (“T. Rowe Price”), which states that T. Rowe Price and its affiliates have sole voting power over 1,796,800 shares of our Class A common stock and sole dispositive power over 5,416,577 shares of our Class A common stock. The address of T. Rowe Price is 100 E. Pratt Street, Baltimore, MD 21202.
(6)Based on the Schedule 13G filed on February 14, 2022 by AllianceBernstein L.P. (“AllianceBernstein”), which states that AllianceBernstein has sole voting power over 4,204,305 shares of our Class A common stock and sole dispositive power over 4,864,730 shares of our Class A common stock. The address of AllianceBernstein is 1345 Avenue of the Americas, New York, NY 10105.
(7)Based on the Schedule 13G/A, filed on February 3, 2022 by BlackRock, Inc., (“BlackRock”) a parent holding company, which states that BlackRock and its affiliates have sole voting power over 3,818,218 shares of our Class A common stock and sole dispositive power over 3,892,630 shares of our Class A common stock. All shares covered by such filings are held by BlackRock and/or its subsidiaries. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(8)Based on the Schedule 13G filed on February 2, 2022 by The Bank of New York Mellon Corporation (“The Bank of New York”), which states that The Bank of New York and its affiliates have sole voting power over 2,882,029 shares of our Class A common stock, shared voting power over 522 shares of our Class A common stock, sole dispositive power over 917,683 shares of our Class A common stock and shared dispositive power over 2,110,466 shares of our Class A common stock. All shares covered by such filings are held by The Bank of New York and/or its subsidiaries. The address of The Bank of New York is c/o The Bank of New York Mellon Corporation, 240 Greenwich Street, New York, NY 10286.
(9)The Class B common stock held by Mr. Rothstein includes 184,390 shares held in trusts for members of his family.
(10)The number of shares shown under the columns “Class A Voting Stock” and “Combined Voting Power” for Mr. Tadlock includes 26,345 shares of Class A Common Stock issuable to Mr. Tadlock upon the vesting of previously granted RSU awards.
(11)The number of shares shown under the columns “Class A Voting Stock” and “Combined Voting Power” for Mr. Steven Bender includes 18,228 shares of Class A Common Stock issuable to Mr. Steven Bender upon the vesting of previously granted RSU awards.
(12)The number of shares shown under the columns “Class A Voting Stock” and “Combined Voting Power” includes 3,115 shares of Class A Common Stock issuable upon the vesting of previously granted RSU awards.
(13)The number of shares shown under the columns “Class A Voting Stock” and “Combined Voting Power” for Mr. Isaac includes 15,281 shares of Class A Common Stock issuable to Mr. Isaac upon the vesting of previously granted RSU awards.

Changes in Control
We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth certain information relating to our LTIP as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights ($)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders(4)	673,337	N/A	1,295,150
Total	673,337	N/A	1,295,150
(1)This column reflects all shares subject to time-based restricted stock units and performance-based stock units granted under the LTIP that were outstanding and unvested as of December 31, 2021. No stock options or warrants have been granted under the LTIP.
(2)No stock options have been granted under the LTIP, and the restricted stock units reflected in column (a) are not reflected in this column as they do not have an exercise price.
(3)This column reflects the total number of shares remaining available for issuance under the LTIP as of December 31, 2021.
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
Under the Cactus Wellhead LLC Agreement, we have the right to determine when distributions will be made to CW Unit Holders and the amount of any such distributions. If we authorize a distribution, such distribution will be made to the holders of CW Units on a pro rata basis in accordance with their respective percentage ownership of CW Units. For the year ended December 31, 2021, Cactus LLC distributed $30.6 million to Cactus Inc. to fund its dividend, TRA liability and estimated tax payments and made pro rata distributions to the other members totaling $9.7 million. Three of our independent directors, Messrs. McGovern, O’Donnell and Rothstein, have the right to receive pro rata distributions with respect to their percentage ownership of CW Units. During 2021, Messrs. McGovern, O’Donnell and Rothstein received approximately $12 thousand, $15 thousand and $21 thousand, respectively, in pro rata distributions from Cactus LLC. During 2021, a company controlled by Scott Bender and Joel Bender received approximately $8.1 million in pro rata distributions with respect to its percentage ownership of CW Units. In addition, Cadent and Steven Bender received pro rata distributions of approximately $0.8 million and $0.7 million, respectively, during 2021 with respect to their percentage ownership of CW Units.
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
The payment obligations under the TRA are Cactus Inc.’s obligations and not obligations of Cactus LLC, and we expect that the payments we will be required to make under the TRA will be substantial. We have determined that it is more likely than not that actual cash tax savings will be realized by Cactus Inc. from the tax benefits resulting from our IPO (and the related transactions), the follow-on equity offerings in July 2018, March 2019 and March 2021 and other CW Unit exchanges. Future exchanges of CW Units create additional liability and follow the same accounting procedures. Estimating the amount and timing of payments that may become due under the TRA is by its nature imprecise and the assumptions used in the estimate can change. For purposes of the TRA, net cash savings in tax generally will be calculated by comparing Cactus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) to the amount it would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRA. The amounts payable, as well as the timing of any payments under the TRA, are dependent upon significant future events and assumptions, including the timing of the redemption of CW Units, the price of our Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming unit holder’s tax basis in its CW Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future and the U.S. federal income tax rate then applicable, and the portion of Cactus Inc.’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis.

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
The term of the TRA commenced upon completion of our IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we exercise our right to terminate the TRA. In the event that the TRA is not terminated, the payments under the TRA, which commenced in 2019, will continue for approximately 20 years after the date of the last redemption of CW Units. Accordingly, it is expected that payments will continue to be made under the TRA for more than 20 years. If we elect to terminate the TRA early (or it is terminated early due to certain mergers, asset sales, other forms of business combinations or other changes of control), our obligations under the TRA would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the TRA (determined by applying a discount rate of one-year LIBOR plus 150 basis points) and such payment is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the TRA, including the assumptions that (i) we have sufficient taxable income to fully utilize the tax benefits covered by the TRA and (ii) any CW Units (other than those held by Cactus Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates. Assuming no material changes in the relevant tax law, we expect that if the TRA were terminated as of December 31, 2021, the estimated termination payments, based on the assumptions discussed above, would be approximately $361.9 million (calculated using a discount rate equal to one-year LIBOR plus 150 basis points, applied against an undiscounted liability of $422.0 million). A 10% increase in the price of our Class A Common Stock at December 31, 2021 would have increased the discounted liability by $12.9 million to $374.8 million (an undiscounted increase of $15.4 million to $437.5 million), and likewise, a 10% decrease in the price of our Class A Common Stock at December 31, 2021 would have decreased the discounted liability by $12.9 million to $349.0 million (an undiscounted decrease of $15.4 million to $406.7 million).
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
Two of our independent directors, Messrs. McGovern and O’Donnell, have the right to receive payments under the Tax Receivable Agreement in respect of CW Units owned by them at the time of our IPO. In 2021, Messrs. McGovern and O’Donnell each received payments, net of administrative fees, under the TRA of approximately $6 thousand. Mr. Rothstein, one of our independent directors, and trusts established for the benefit of Mr. Rothstein’s family have the right to receive payments under the Tax Receivable Agreement in respect of CW Units distributed to them by Cadent in 2021. Mr. Rothstein did not receive any payments under the Tax Receivable Agreement during 2021. During 2021, a company controlled by Scott Bender and Joel Bender received approximately $2.8 million in payments, net of administrative fees, under the TRA in respect of CW Units owned by them. In addition, Cadent and Steven Bender received payments, net of administrative fees, under the TRA of approximately $6.4 million and $0.2 million, respectively, during 2021 in respect of CW Units owned by them.
Registration Rights Agreement
In connection with our IPO, we entered into a registration rights agreement (the “Registration Rights Agreement”) with Cadent, Cactus WH Enterprises and Lee Boquet. As Cadent no longer owns any “Registrable Securities,” as defined in the Registration Rights Agreement, references herein to the “Registration Rights Holders” refer to Cactus WH Enterprises and Lee Boquet. Pursuant to the Registration Rights Agreement, we agreed to register the sale of shares of Class A Common Stock by the Registration Rights Holders under certain circumstances as described below.
On March 15, 2019, in accordance with the requirements of the Registration Rights Agreement, we filed a shelf registration statement on Form S-3 (the “Expiring Shelf Registration Statement”) pursuant to the Securities Act of 1933, as amended, to, among other things, permit the resale by the Registration Rights Holders of shares of Class A Common Stock issuable upon the exercise of redemption rights. Shortly following the filing of this annual report, we intend to file a new registration statement to replace the Expiring Shelf Registration Statement. If at any time we are not eligible to register the sale of our securities on Form S‑3, Cactus WH Enterprises will have the right to request three “demand” registrations, provided that the aggregate amount of registrable securities that are requested to be included in such demand registration is at least $25,000,000. Further, the Registration Rights Holders and certain of their assignees will have customary “piggyback” registration rights.
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
Stockholders’ Agreement
In connection with our IPO, we entered into a stockholders’ agreement (the “Stockholders’ Agreement”) with Cadent and Cactus WH Enterprises. The Stockholders’ Agreement was subsequently amended in 2021 after Cadent withdrew from the Agreement. The Amended and Restated Stockholders’ Agreement provides Cactus WH Enterprises, but not Cadent, with the right to designate a certain number of nominees to our board of directors (“CWHE Directors”) so long as it and its respective affiliates collectively beneficially own at least 5% of the outstanding shares of our common stock as set forth below. Among other things, the Stockholders’ Agreement provides Cactus WH Enterprises with the right to designate a number of nominees (each, a “CWHE Director”) to the Board such that:
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
In the event that the percentage ownership of Cactus WH Enterprises declines such that the number of CWHE Directors exceeds the number of directors that Cactus WH Enterprises is then entitled to designate to our board of directors under the Stockholders’ Agreement, then if requested by the Company, Cactus WH Enterprises shall take such actions as are reasonably necessary to remove such excess CWHE Directors from the board.
Currently, Scott Bender, Joel Bender and Alan Semple are each deemed to be designees of Cactus WH Enterprises.
Pursuant to the Stockholders’ Agreement, the Company and Cactus WH Enterprises are required to take all necessary action, to the fullest extent permitted by applicable law (including with respect to any fiduciary duties under Delaware law), to cause the election of the nominees designated by Cactus WH Enterprises.
The rights granted to Cactus WH Enterprises to designate directors are additive to and not intended to limit in any way the rights that Cactus WH Enterprises or any of its affiliates may have to nominate, elect or remove our directors under our amended and restated certificate of incorporation, our amended and restated bylaws or the Delaware General Corporation Law. The Stockholders’ Agreement shall terminate on January 29, 2023.
Non-Exclusive Aircraft Lease Agreements
In July 2019, Cactus LLC entered into a Non-Exclusive Aircraft Lease Agreement (the “SusieAir Lease”) with SusieAir, LLC (“SusieAir”), an entity wholly owned by Mr. Scott Bender, pursuant to which Cactus LLC leases an aircraft, excluding crew, from SusieAir. The 2019 agreement replaced the previous agreement originally entered into in 2014 due to the sale of the aircraft under the previous lease. Under the SusieAir Lease, the aircraft may be subject to use by other lessees. The SusieAir Lease has an initial term of one year and automatically renews for successive one year terms unless either party gives at least 15 days’ advance notice of its intention to terminate the agreement. The SusieAir Lease shall terminate automatically upon a sale or total loss of the aircraft or at any time, upon 30 days’ written notice by either party. Cactus LLC paid SusieAir a base hourly rent of $1,750 per flight hour of use of the aircraft, payable monthly, for the hours of aircraft operation during the prior calendar month. The SusieAir Lease generally provides that Cactus LLC will indemnify SusieAir from liabilities arising from the operation of the aircraft. During 2021, total expense recognized in connection with these rentals totaled $0.2 million. As of December 31, 2021, we owed less than $0.1 million to SusieAir, which amount is included in accounts payable in the consolidated balance sheets. Cactus LLC is also responsible for employing pilots and certain fuel true up fees. Mr. Scott Bender and Mr. Joel Bender paid the Company from $600 to $1,800/day for their personal use of the pilots employed by the Company, depending on how many company pilots are utilized for the day.
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
Item 14.    Principal Accountant Fees and Services
The table below sets forth the aggregate fees billed or expected to be billed by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for services rendered for each of the last two fiscal years:

	2021	2020
	(in thousands)
Audit Fees(1)	$1,722	$1,422
Audit-Related Fees	1	1
Tax Fees	—	—
All Other Fees	—	—
Total	$1,723	$1,423
(1)    Audit fees consist of the aggregate fees billed or expected to be billed for professional services rendered for (i) the audit of annual financial statements, (ii) reviews of our quarterly financial statements, (iii) statutory audits, (iv) research necessary to comply with generally accepted accounting principles and (v) other filings with the SEC, including consents and comfort letters.
The charter of the Audit Committee and its pre‑approval policy require that the Audit Committee review and pre‑approve the plan and scope of our independent registered public accounting firm’s audit, audit‑related, tax and other services. During 2021 and 2020, all audit and non-audit services were pre-approved by the Audit Committee.

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

10.5†
Amended and Restated Employment Agreement with Joel Bender, dated as of February 12, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)

10.6†
First Amendment to the Amended and Restated Employment Agreement, dated February 21, 2019, by and between Joel Bender and Cactus Wellhead, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on February 22, 2019)

10.7†
Second Amended and Restated Employment Agreement with Joel Bender, dated as of April 25, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on April 28, 2021)

10.8†
Amended and Restated Noncompetition Agreement with Scott Bender, dated as of February 12, 2018 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)

10.9†
Amended and Restated Noncompetition Agreement with Joel Bender, dated as of February 12, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)

10.10†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on January 12, 2018)
10.11†*
Schedule of Director and Officer Indemnification Agreements Identical in All Material Respects to the Form of Director and Officer Indemnification Agreement Filed as Exhibit 10.10 to this Annual Report pursuant to Instruction 2 to Item 6-1 of Regulation S-K

10.12	Tax Receivable Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)

Exhibit No.	Description
10.13	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)
10.14
Amended and Restated Stockholder’s Agreement dated as of March 24, 2021, by and between Cactus, Inc. and Cactus WH Enterprises, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on March 29, 2021)

10.15
Credit Agreement, dated July 31, 2014, among Cactus Wellhead, LLC, Credit Suisse AG, as administrative agent, collateral agent and issuing bank, and the lenders named therein as parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑222540) filed with the Commission on January 12, 2018)

10.16†	Cactus, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)
10.17†
Amendment No. 1 to Cactus, Inc. Long Term Incentive Plan, dated November 25, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on November 26, 2019)

10.18†
Form of Restricted Stock Agreement under the Cactus Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S‑1 Registration Statement (File No. 333‑222540) filed with the Commission on January 12, 2018)

10.19†
Form of Restricted Stock Unit Agreement under the Cactus Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Form S‑1 Registration Statement (File No. 333‑222540) filed with the Commission on January 12, 2018)

10.20
Credit Agreement, dated as of August 21, 2018, among Cactus Wellhead, LLC, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on August 24, 2018)

10.21
First Amendment to Credit Agreement, dated as of September 18, 2020, among Cactus Wellhead, LLC, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.C., as administrative agent, an issuing bank and swingline lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 5, 2020)

10.22†
Form of Restricted Stock Unit Agreement (Directors, one-year vesting) (incorporated by reference to Exhibit 4.7 to the Registrants Form S-8 Registration Statement (File No. 333-225269) filed with the Commission on May 29, 2018)

10.23†
Form of Restricted Stock Unit Agreement (Directors, three-year vesting) (incorporated by reference to Exhibit 4.8 to the Registrants Form S-8 Registration Statement (File No. 333-225269) filed with the Commission on May 29, 2018)

10.24†
Form of Performance Stock Unit Agreement (three-year vesting) under the Cactus, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on March 17, 2020)

10.25†
Form of Performance Stock Unit Agreement (two and three-year vesting) under the Cactus, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on March 17, 2020)

10.26†*	Form of Performance Stock Unit Agreement under the Cactus, Inc. Long Term Incentive Plan
10.27†
Offer Letter to Stephen Tadlock dated May 30, 2017 (incorporated by reference to Item 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on March 15, 2019)

10.28†	Offer letter to David Isaac dated September 17, 2018 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed with the Commission on February 28, 2020)
10.29†
Severance Agreement by and between Cactus Wellhead, LLC and David Isaac, dated as of September 24, 2018 (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K filed with the Commission on February 28, 2020)

21.1*	List of Subsidiaries of Cactus, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.
**   Furnished herewith.
†     Management contract or compensatory plan or arrangement.
Item 16.    Form 10‑K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cactus, Inc.

Date: February 28, 2022	By:	/s/ Scott Bender
Scott Bender
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Bender	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Scott Bender

/s/ Stephen Tadlock	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2022
Stephen Tadlock

/s/ Donna Anderson	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022
Donna Anderson

/s/ Bruce Rothstein	Chairman of the Board and Director	February 28, 2022
Bruce Rothstein

/s/ Joel Bender	Senior Vice President, Chief Operating Officer and Director	February 28, 2022
Joel Bender

/s/ Melissa Law	Director	February 28, 2022
Melissa Law

/s/ Michael McGovern	Director	February 28, 2022
Michael McGovern

/s/ John (Andy) O’Donnell	Director	February 28, 2022
John (Andy) O’Donnell

/s/ Gary Rosenthal	Director	February 28, 2022
Gary Rosenthal

/s/ Alan Semple	Director	February 28, 2022
Alan Semple

/s/ Tym Tombar	Director	February 28, 2022
Tym Tombar