Form 10-Q
period 2022-03-31
Cactus, Inc.
filed 2022-05-05
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of May 3, 2022, the registrant had 60,451,746 shares of Class A common stock, $0.01 par value per share, and 15,420,660 shares of Class B common stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Annual Report”) and other cautionary statements contained herein. These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
Important factors that could cause actual results to differ materially from those contained in the forward-looking statements include, but are not limited to:
•demand for our products and services, which is affected by, among other things, changes in the price of crude oil and natural gas in domestic and international markets;
•the number of active rigs, pad sizes, drilling and completion efficiencies, lateral lengths, well spacings and associated well counts and availability of takeaway and storage capacity;
•disparities in activity levels between private operators and large publicly-traded exploration and production (“E&P”) companies;
•the number of active workover rigs;
•availability of capital and the associated capital spending discipline exercised by customers;
•overall oilfield service cost inflation;
•our success in cost recovery efforts;
•the financial health of our customers and our credit risk of customer non-payment;
•changes in the number of drilled but uncompleted wells (DUCs) and the level of completion activity;
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
•availability and cost of skilled and qualified workers and our ability to hire and retain such workers;
•potential liabilities such as warranty and product liability claims arising out of the installation, use or misuse of our products;
•the possibility of cancellation of orders;
•our business strategy;
•our financial strategy, operating cash flows, liquidity and capital required for our business;
i

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
•the severity and duration of the ongoing outbreak of coronavirus (“COVID”) and the extent of its impact on our business, including employee absenteeism;
•outbreaks of other pandemic or contagious diseases that may disrupt our operations, suppliers or facilities or impact demand for oil and natural gas;
•the impact of actions taken by the Organization of Petroleum Exporting Countries (OPEC) and other oil and gas producing countries affecting the supply of oil and gas;
•the impact of planned and possible future releases from the Strategic Petroleum Reserve;
•the impact of potential disruptions in Russian oil and gas deliveries resulting from the conflict in Ukraine;
•increases in import tariffs or duties assessed on products and imported raw materials used in the production and assembly of our goods which could negatively impact margins and our working capital;
•the significance of future liabilities under the Tax Receivable Agreement (the “TRA”) we entered into with certain current or past direct and indirect owners of Cactus Wellhead, LLC (the “TRA Holders”) in connection with our initial public offering;
•the impact of shipping delays on our operations and level of working capital;
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
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the operation of our business. These risks include, but are not limited to the risks described in our 2021 Annual Report under Item 1A, “Risk Factors.” Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
ii

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2022	December 31, 2021
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$297,741	$301,669
Accounts receivable, net of allowance of $616 and $741, respectively	104,211	89,205
Inventories	136,201	119,817
Prepaid expenses and other current assets	8,212	7,794
Total current assets	546,365	518,485
Property and equipment, net	132,746	129,117
Operating lease right-of-use assets, net	21,678	22,538
Goodwill	7,824	7,824
Deferred tax asset, net	316,526	303,074
Other noncurrent assets	1,052	1,040
Total assets	$1,026,191	$982,078
Liabilities and Equity
Current liabilities
Accounts payable	$51,168	$42,818
Accrued expenses and other current liabilities	28,746	28,240
Current portion of liability related to tax receivable agreement	11,769	11,769
Finance lease obligations, current portion	5,593	4,867
Operating lease liabilities, current portion	5,181	4,880
Total current liabilities	102,457	92,574
Deferred tax liability, net	1,432	1,172
Liability related to tax receivable agreement, net of current portion	283,620	269,838
Finance lease obligations, net of current portion	7,009	5,811
Operating lease liabilities, net of current portion	16,571	17,650
Total liabilities	411,089	387,045
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 60,197 and 59,035 shares issued and outstanding	602	590
Class B common stock, $0.01 par value, 215,000 shares authorized, 15,674 and 16,674 shares issued and outstanding	—	—
Additional paid-in capital	298,893	289,600
Retained earnings	192,493	178,446
Accumulated other comprehensive income	335	8
Total stockholders’ equity attributable to Cactus Inc.	492,323	468,644
Non-controlling interest	122,779	126,389
Total stockholders’ equity	615,102	595,033
Total liabilities and equity	$1,026,191	$982,078
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share data)
Revenues
Product revenue	$94,040	$51,956
Rental revenue	22,343	12,489
Field service and other revenue	29,516	19,972
Total revenues	145,899	84,417
Costs and expenses
Cost of product revenue	60,920	36,521
Cost of rental revenue	15,089	12,171
Cost of field service and other revenue	24,806	14,463
Selling, general and administrative expenses	14,094	9,627
Total costs and expenses	114,909	72,782
Income from operations	30,990	11,635

Interest expense, net	(100)	(152)
Other expense, net	(1,115)	(406)
Income before income taxes	29,775	11,077
Income tax expense (benefit)	2,692	(4,059)
Net income	$27,083	$15,136
Less: net income attributable to non-controlling interest	6,467	3,577
Net income attributable to Cactus Inc.	$20,616	$11,559

Earnings per Class A share - basic	$0.35	$0.24
Earnings per Class A share - diluted	$0.34	$0.19

Weighted average Class A shares outstanding - basic	59,288	49,166
Weighted average Class A shares outstanding - diluted	76,162	75,774
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income	$27,083	$15,136
Foreign currency translation adjustments	436	(193)
Comprehensive income	$27,519	$14,943
Less: comprehensive income attributable to non-controlling interest	6,576	3,459
Comprehensive income attributable to Cactus Inc.	$20,943	$11,484
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2021	59,035	$590	16,674	$—	$289,600	$178,446	$8	$126,389	$595,033
Member distributions	—	—	—	—	—	—	—	(1,654)	(1,654)
Effect of CW Unit redemptions	1,000	10	(1,000)	—	7,878	—	—	(7,888)	—
Tax impact of equity transactions	—	—	—	—	2,531	—	—	—	2,531
Equity award vestings	162	2	—	—	(3,212)	—	—	(1,214)	(4,424)
Other comprehensive income	—	—	—	—	—	—	327	109	436
Stock-based compensation	—	—	—	—	2,096	—	—	570	2,666
Cash dividends declared ($0.11 per share)	—	—	—	—	—	(6,569)	—	—	(6,569)
Net income	—	—	—	—	—	20,616	—	6,467	27,083
Balance at March 31, 2022	60,197	$602	15,674	$—	$298,893	$192,493	$335	$122,779	$615,102

Balance at December 31, 2020	47,713	$477	27,655	$—	$202,077	$150,086	$330	$197,800	$550,770
Member distributions	—	—	—	—	—	—	—	(1,674)	(1,674)
Effect of CW Unit redemptions	6,272	63	(6,272)	—	44,999	—	—	(45,062)	—
Tax impact of equity transactions	—	—	—	—	505	—	—	—	505
Equity award vestings	332	3	—	—	(1,048)	—	—	(2,093)	(3,138)
Other comprehensive loss	—	—	—	—	—	—	(75)	(118)	(193)
Stock-based compensation	—	—	—	—	1,342	—	—	661	2,003
Cash dividends declared ($0.09 per share)	—	—	—	—	—	(4,359)	—	—	(4,359)
Net income	—	—	—	—	—	11,559	—	3,577	15,136
Balance at March 31, 2021	54,317	$543	21,383	$—	$247,875	$157,286	$255	$153,091	$559,050
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash flows from operating activities
Net income	$27,083	$15,136
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	8,677	9,193
Deferred financing cost amortization	42	42
Stock-based compensation	2,666	2,003
Provision for expected credit losses	(110)	66
Inventory obsolescence	480	1,308
(Gain) loss on disposal of assets	(293)	4
Deferred income taxes	1,919	(4,691)
Loss from revaluation of liability related to tax receivable agreement	1,115	—
Changes in operating assets and liabilities:
Accounts receivable	(14,681)	(13,575)
Inventories	(16,648)	1,012
Prepaid expenses and other assets	(463)	(17)
Accounts payable	6,934	791
Accrued expenses and other liabilities	488	4,475
Net cash provided by operating activities	17,209	15,747

Cash flows from investing activities
Capital expenditures and other	(7,652)	(2,428)
Proceeds from sale of assets	358	400
Net cash used in investing activities	(7,294)	(2,028)

Cash flows from financing activities
Payments on finance leases	(1,438)	(1,174)
Dividends paid to Class A common stock shareholders	(6,664)	(4,497)
Distributions to members	(1,654)	(1,674)
Repurchases of shares	(4,424)	(3,138)
Net cash used in financing activities	(14,180)	(10,483)

Effect of exchange rate changes on cash and cash equivalents	337	75

Net increase (decrease) in cash and cash equivalents	(3,928)	3,311

Cash and cash equivalents
Beginning of period	301,669	288,659
End of period	$297,741	$291,970

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new lease obligations	$3,984	$4,274
Property and equipment in accounts payable	$1,574	$362
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share data, or as otherwise indicated)
1.Preparation of Interim Financial Statements and Other Items
Basis of Presentation
The financial statements presented in this report represent the consolidation of Cactus, Inc. (“Cactus Inc.”) and its subsidiaries (the “Company”), including Cactus Wellhead, LLC (“Cactus LLC”). Cactus Inc. is a holding company whose only material asset is an equity interest consisting of units representing limited liability company interests in Cactus LLC (“CW Units”). Cactus Inc. is the sole managing member of Cactus LLC and operates and controls all of the business and affairs of Cactus LLC and conducts its business through Cactus LLC and its subsidiaries. As a result, Cactus Inc. consolidates the financial results of Cactus LLC and its subsidiaries and reports a non-controlling interest related to the portion of CW Units not owned by Cactus Inc., which reduces net income attributable to holders of Cactus Inc.’s Class A common stock, par value $0.01 per share (“Class A common stock”). Except as otherwise indicated or required by the context, all references to “Cactus,” “we,” “us” and “our” refer to Cactus Inc. and its consolidated subsidiaries.
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our Annual Report on Form 10-K for the year ended December 31, 2021.
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
2.Concentrations, Risks and Uncertainties
Significant Customers
Our customers are primarily oil and natural gas E&P companies representing private operators, publicly-traded independents, majors and other companies with operations in the key U.S. oil and gas producing basins as well as Australia and the Kingdom of Saudi Arabia. For the three months ended March 31, 2022 and 2021, one customer represented approximately 10% and 12%, respectively, of our consolidated revenues.
Significant Vendors
The principal raw materials used in the manufacture of our products and rental equipment include forgings and plate, castings, tube and bar stock. In addition, we require accessory items (such as elastomers, ring gaskets, studs and nuts) and machined components and assemblies. We purchase these items from vendors primarily located in the United States, China, India and Australia. For the three months ended March 31, 2022 and 2021, one vendor represented approximately 10% and 12%, respectively, of our total third-party vendor purchases of raw materials, finished products, components, equipment, machining and other services.

3.Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas E&P companies located in the U.S. Our receivables are short-term in nature and typically due in 30 to 45 days. We do not accrue interest on delinquent receivables. Accounts receivable includes amounts billed and currently due from customers and unbilled amounts for products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of March 31, 2022 and December 31, 2021 was $22.8 million and $24.1 million, respectively.
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

	Balance at Beginning of Period	Expense (Credit)	Write off	Balance at End of Period
Three Months Ended March 31, 2022	$741	$(110)	$(15)	$616
Three Months Ended March 31, 2021	598	66	(34)	630
4.Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard cost (which approximates average cost) and weighted average methods. Costs include an application of related material, direct labor, duties, tariffs, freight and overhead costs. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Reserves are made for excess and obsolete items based on a range of factors, including age, usage and technological or market changes that may impact demand for those products. Inventories consist of the following:

	March 31, 2022	December 31, 2021
Raw materials	$2,148	$1,870
Work-in-progress	5,465	4,288
Finished goods	128,588	113,659
	$136,201	$119,817

5.Property and Equipment, net
Property and equipment are stated at cost. We manufacture or construct most of our rental assets. During the manufacture of these assets, they are reflected as construction in progress until complete. Property and equipment consists of the following:

	March 31, 2022	December 31, 2021
Land	$5,590	$3,203
Buildings and improvements	23,927	22,532
Machinery and equipment	57,467	56,937
Vehicles under finance lease	26,425	23,450
Rental equipment	186,418	180,704
Furniture and fixtures	1,757	1,755
Computers and software	3,520	3,495
Gross property and equipment	305,104	292,076
Less: Accumulated depreciation	(184,128)	(175,992)
Net property and equipment	120,976	116,084
Construction in progress	11,770	13,033
Total property and equipment, net	$132,746	$129,117
6.Debt
We had no debt outstanding as of March 31, 2022 and December 31, 2021.
On August 21, 2018, Cactus LLC entered into a five-year senior secured asset-based revolving credit facility with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for such lenders and as an issuing bank and swingline lender (the “ABL Credit Facility”). The ABL Credit Facility was amended in September 2020 and provides for up to $75.0 million in revolving commitments, up to $15.0 million of which is available for the issuance of letters of credit. The maximum amount that Cactus LLC may borrow under the ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments. We were in compliance with all covenants under the ABL Credit Facility as of March 31, 2022.
7.Revenue
The majority of our revenues are derived from short-term contracts for fixed consideration or in the case of rentals, for a fixed charge per day while the equipment is in use by the customer. Product sales generally do not include right of return or other significant post-delivery obligations. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenues are recognized when we satisfy a performance obligation by transferring control of the promised goods or providing services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The majority of our contracts with customers contain a single performance obligation to provide agreed upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. We do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. We do not incur any material costs of obtaining contracts.
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

We disaggregate revenue into three categories: product revenues, rental revenues and field service and other revenues. We have predominately domestic operations with a small amount of sales in Australia and the Kingdom of Saudi Arabia. The following table presents our revenues disaggregated by category:

	Three Months Ended March 31,
	2022		2021
Product revenue	$94,040	65%	$51,956	61%
Rental revenue	22,343	15%	12,489	15%
Field service and other revenue	29,516	20%	19,972	24%
Total revenues	$145,899	100%	$84,417	100%
At March 31, 2022, we had a deferred revenue balance of $1.2 million compared to the December 31, 2021 balance of $1.8 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of March 31, 2022, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.
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
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other expense, net. As of March 31, 2022, the total liability from the TRA was $295.4 million with $11.8 million reflected in current liabilities based on the expected timing of our next payment. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus LLC or Cactus Inc.
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
9.Equity
As of March 31, 2022, Cactus Inc. owned 79.3% of Cactus LLC as compared to 78.0% as of December 31, 2021. As of March 31, 2022, Cactus Inc. had outstanding 60.2 million shares of Class A common stock (representing 79.3% of the total voting power) and 15.7 million shares of Class B common stock (representing 20.7% of the total voting power).

Redemptions of CW Units
Pursuant to the First Amended and Restated Limited Liability Company Operating Agreement of Cactus Wellhead, LLC (the “Cactus Wellhead LLC Agreement”), holders of CW Units are entitled to redeem their CW Units, which results in additional

Class A common stock outstanding. Since our IPO in February 2018, 44.9 million CW Units and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock.
During the three months ended March 31, 2022, one million CW Units, together with a corresponding number of shares of Class B common stock, were redeemed in exchange for Class A common stock in accordance with the Cactus Wellhead LLC Agreement. There was no change in the combined number of Cactus Inc. voting shares outstanding as a result of the redemptions.
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
Dividends
Aggregate cash dividends of $0.11 and $0.09 per share of Class A common stock were declared during the three months ended March 31, 2022 and 2021 totaling $6.6 million and $4.4 million, respectively. Cash dividends paid during the three months ended March 31, 2022 and 2021 totaled $6.7 million and $4.5 million, respectively. Dividends accrue on unvested equity-based awards on the date of record and are paid upon vesting. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to the owners of CW Units other than Cactus Inc. for any dividends declared on our Class A common stock. See further discussion of the distributions below under “Member Distributions.”
Member Distributions
Distributions made by Cactus LLC are generally required to be made pro rata among all its members. For the three months ended March 31, 2022, Cactus LLC distributed $6.3 million to Cactus Inc. to fund its dividend payments and made pro rata distributions to the other members totaling $1.7 million over the same period. During the three months ended March 31, 2021, Cactus LLC distributed $4.2 million to Cactus Inc. to fund its dividend payments and made pro rata distributions to the other members totaling $1.7 million.
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
The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income attributable to Cactus Inc.—basic	$20,616	$11,559
Net income attributable to non-controlling interest (1)	4,953	2,874
Net income attributable to Cactus Inc.—diluted (1)	$25,569	$14,433
Denominator:
Weighted average Class A shares outstanding—basic	59,288	49,166
Effect of dilutive shares	16,874	26,608
Weighted average Class A shares outstanding—diluted	76,162	75,774

Earnings per Class A share—basic	$0.35	$0.24
Earnings per Class A share—diluted (1)	$0.34	$0.19
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 26.0% for the three months ended March 31, 2022 and 25.0% for the three months ended March 31, 2021.

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
We operate in one business segment. Our revenues are derived from three sources: products, rentals, and field service and other. Product revenues are primarily derived from the sale of wellhead systems and production trees. Rental revenues are primarily derived from the rental of equipment used during the completion process, the repair of such equipment and the rental of tools used during drilling operations. Field service and other revenues are primarily earned when we provide installation and other field services for both product sales and equipment rental. Additionally, other revenues are derived from providing repair and reconditioning services to customers that have previously installed wellheads or production trees. Items sold or rented generally have an associated service component. As a result, there is a close correlation between field service and other revenues and revenues from product sales and rentals.
During the three months ended March 31, 2022, we derived 65% of total revenues from the sale of our products, 15% of total revenues from rental and 20% of total revenues from field service and other. During the three months ended March 31, 2021, we derived 61% of total revenues from the sale of our products, 15% of total revenues from rental and 24% of total revenues from field service and other. We have predominantly domestic operations with a small amount of activity in Australia and the Kingdom of Saudi Arabia.
Market Factors
Demand for our products and services depends primarily upon the general level of activity in the oil and gas industry, including the number of active drilling rigs, the number of wells being drilled, the depth and working pressure of these wells, the number of well completions, the level of well remediation activity, the volume of production and the corresponding capital spending by oil and natural gas companies. Oil and gas activity is in turn heavily influenced by, among other factors, investor sentiment, availability of capital and oil and gas prices locally and worldwide, which have historically been volatile.
The key market factors impacting our product sales are the number of wells drilled and placed on production, as each well requires an individual wellhead assembly and, at some time after completion, the installation of an associated production tree. We measure our product sales activity levels against our competitors by the number of rigs that we are supporting on a monthly basis as it is correlated to wells drilled. Each active drilling rig produces different levels of revenue based on the customer’s drilling program and efficiencies, which includes factors such as the number of wells drilled per pad, the timing of rig moves, the time taken to drill each well, the number and size of casing strings, the working pressure, material selection, the complexity of the wellhead system chosen by the customer and the rate at which production trees are eventually deployed. All of these factors may be influenced by the oil and gas region in which our customers are operating. While these factors may lead to differing revenues per rig, we have generally been able to forecast our product needs and anticipated revenue levels based on historic trends in a given region and with a specific customer. An increase in the number of wells drilled per rig is a favorable trend that we believe enhances the demand for our products relative to the active rig count. However, such a favorable trend might be adversely affected by overall supply chain-related disruptions.
Our rental revenues are primarily dependent on the number of wells completed (i.e., hydraulically fractured), the number of wells on a well pad, the number of fracture stages per well and the number of fracture stages completed per day. Well completion activity generally follows the level of drilling activity over time but can be delayed or accelerated due to such factors as pressure pumping availability, takeaway capacity, storage capacity, spot prices, overall service cost inflation and budget considerations.
Field service and other revenues are closely correlated to revenues from product sales and rentals, as items sold or rented almost always have an associated service component. Therefore, the market factors and trends of product sales and rental revenues similarly impact the associated levels of field service and other revenues generated.
Recent Developments and Trends
Oil prices rose in early 2022 due to concerns over supply constraints with West Texas Intermediate (“WTI”) prices surpassing $90 per barrel in February. Since Russia invaded Ukraine on February 24, 2022, oil prices have increased further and price volatility is high, with WTI prices reaching almost $115 per barrel in March and dropping to approximately $94 per barrel in April, only to reach $108 per barrel in early May. The volatility can mainly be attributed to the global response to the conflict in Ukraine. In the U.S., President Joe Biden announced on March 8, 2022 that the U.S. was banning imports of oil from Russia, along with refined petroleum products, natural gas and coal. Then, in an attempt to ease higher gasoline prices, the Biden administration announced on March 31, 2022 that it would release 180 million barrels of oil from the Strategic Petroleum Reserve (“SPR”) over six months. The announcement of the SPR release sent oil prices lower for several days in early April until April 18, 2022 when Libya’s National Oil Corp announced a wave of closures had begun hitting its facilities forcing it to shut down production at its largest oilfield (El Sharara). Although this announcement was unrelated to the conflict in Ukraine, it further increased concerns surrounding supply. Additionally, there are reports that the European Union (EU) may enact a phased import ban on Russian oil. However, potential reduced consumption from sustained COVID-related lockdowns in China and looming concerns regarding a possible recession have weighed on the outlook for oil demand.
Prices for natural gas have also surged in 2022. Higher demand for heating due to a colder winter and record-high U.S. liquefied natural gas (“LNG”) exports at the end of winter left natural gas in storage at its lowest level in three years. Henry Hub natural gas spot prices increased from an average of $3.76 per one million British Thermal Units (“MMBtu”) in December 2021 to $6.60 per MMBtu in April 2022. In early May 2022, spot prices were over $8 per MMBtu and front-month futures at Henry Hub surged to the highest level in over 10 years due to below normal temperatures and strong LNG exports, resulting in lower than usual natural gas inventory in storage. The U.S. is exporting record volumes of LNG to Europe which is contributing to rising Henry Hub prices. This trend is expected to continue with the desire to reduce European energy dependency on Russian natural gas exports and Russia’s recent announcement to cease gas shipments to Poland and Bulgaria.
The ongoing conflict in Ukraine has had repercussions globally and in the U.S. by continuing to cause uncertainty, not only in the oil and natural gas markets, but also in the stock market. Such uncertainty could continue to result in stock price volatility and supply chain disruptions as well as higher oil and natural gas prices which could result in higher inflation worldwide and negatively impact demand for our goods and services. Moreover, further actions by the U.S. Federal Reserve to combat inflation could increase the possibility of a recession.
The significant increase in commodity prices since late 2020 has also led to meaningful increases in the level of U.S. onshore drilling activity, particularly among private operators. During the three months ended March 31, 2022, the weekly average U.S. onshore rig count as reported by Baker Hughes was 616 rigs compared to 543 rigs for the three months ended December 31, 2021 and 377 rigs for the three months ended March 31, 2021. Although these gains are encouraging, current rig activity is still significantly reduced from the levels in 2019 when the weekly average rig count for the three months ended March 31, 2019 was 1,021. However, improved rig efficiencies have partially offset the impact of this reduction. As of April 29, 2022, the U.S. onshore rig count was 684.
Private E&P companies have been responsible for the majority of the rig additions in the U.S. onshore market over the last year. We have significantly increased our revenues and rigs followed since the low in activity in the third quarter of 2020 despite a greater portion of Cactus’ revenues having historically resulted from publicly traded E&P companies. During this time, Cactus has meaningfully increased its business with private E&P companies. Disproportionate changes in activity from private or publicly traded E&P companies present both risks and opportunities for Cactus, depending on a number of factors, such as which customers add or drop rigs and their relative efficiency in drilling wells.

Increased Costs
While our revenues have benefited from increased demand for our products and services and activity levels primarily due to higher commodity prices, we continue to experience substantial inflation throughout all aspects of our business. Supply chain disruptions, geopolitical issues and significantly increased demand for goods and services worldwide have resulted in substantial increases in fuel, raw materials, component parts, ocean freight charges as well as increased labor costs. Salaries and wages have increased significantly as a result of competitive labor markets, especially in certain key oil and gas producing areas, but also due to broader inflation trends and labor shortages. Due to heightened demand and a shortage of steel caused primarily by production disruptions during the pandemic and more recently due to the conflict in Ukraine, steel and assembled component prices have been and remain elevated. Freight costs, specifically ocean freight costs, remain elevated due to a number of factors including, but not limited to, a scarcity of shipping containers, congested seaports, a shortage of commercial drivers, capacity constraints on vessels and lockdowns in certain markets. In addition to dealing with these unprecedented cost increases, we continue to be impacted by global supply chain issues which have resulted in shipping delays and, in some cases, resulted in increased costs when we are required to use other more expensive modes of transportation or substitute more costly products in order to meet customer demand. Although we believe certain cost increases are temporary, we do not believe that commodity and freight prices will normalize this year. Additionally, we cannot be confident that input prices will return to the lower levels experienced in prior years. These cost increases have already had, and could continue to have, a negative impact on our margins and results of operations absent further successful cost recovery efforts.
Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is contained in our 2021 Annual Report on Form 10-K. There have not been any changes in our critical accounting policies since December 31, 2021.

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
Three Months Ended March 31, 2022 Compared to Three Months Ended December 31, 2021

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended
	March 31, 2022	December 31, 2021	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$94,040	$83,771	$10,269	12.3%
Rental revenue	22,343	19,225	3,118	16.2
Field service and other revenue	29,516	26,920	2,596	9.6
Total revenues	145,899	129,916	15,983	12.3
Costs and expenses
Cost of product revenue	60,920	54,754	6,166	11.3
Cost of rental revenue	15,089	14,553	536	3.7
Cost of field service and other revenue	24,806	22,036	2,770	12.6
Selling, general and administrative expenses	14,094	12,861	1,233	9.6
Total costs and expenses	114,909	104,204	10,705	10.3
Income from operations	30,990	25,712	5,278	20.5

Interest expense, net	(100)	(142)	42	(29.6)
Other income (expense), net	(1,115)	1,902	(3,017)	nm
Income before income taxes	29,775	27,472	2,303	8.4
Income tax expense	2,692	7,089	(4,397)	(62.0)
Net income	27,083	20,383	6,700	32.9
Less: net income attributable to non-controlling interest	6,467	5,359	1,108	20.7
Net income attributable to Cactus Inc.	$20,616	$15,024	$5,592	37.2%
nm = not meaningful
Revenues
Product revenue for the first quarter of 2022 was $94.0 million, an increase of $10.3 million, or 12%, from $83.8 million for the fourth quarter of 2021 primarily due to increased sales of wellhead and production related equipment resulting from higher drilling activity by our customers as well as the impact of cost recovery efforts.
Rental revenue for the first quarter of 2022 was $22.3 million, an increase of $3.1 million, or 16%, from $19.2 million for the fourth quarter of 2021. The increase was primarily attributable to higher customer completion activity.
Field service and other revenue for the first quarter of 2022 was $29.5 million, an increase of $2.6 million, or 10%, from $26.9 million for the fourth quarter of 2021. The increase was mainly due to increased customer activity, resulting in higher billable hours.
Costs and expenses
Cost of product revenue for the first quarter of 2022 was $60.9 million, an increase of $6.2 million, or 11%, from $54.8 million for the fourth quarter of 2021. The increase was primarily attributable to the increase in product sales as well as increased costs associated with materials, freight and overhead.

Cost of rental revenue for the first quarter of 2022 of $15.1 million increased $0.5 million, or 4%, from $14.6 million for the fourth quarter of 2021 mainly due to an increase in repair and equipment reactivation costs partially offset by a decrease in ancillary costs and depreciation.
Cost of field service and other revenue for the first quarter of 2022 was $24.8 million, an increase of $2.8 million, or 13%, from $22.0 million for the fourth quarter of 2021. The increase was primarily related to increased personnel costs associated with higher wages and an increase in the number of field and branch personnel. Additional increases were related to higher fuel, third-party service costs and other costs associated with higher field service activity levels.
Selling, general and administrative expenses for the first quarter of 2022 were $14.1 million, an increase of $1.2 million, or 10%, from $12.9 million for the fourth quarter of 2021. The increase was primarily due to increased personnel costs associated with higher salaries and wages, benefits and stock-based compensation expense as well as increased professional fees. These increases were slightly offset by lower bad debt expense and a reduction in annual incentive bonus accruals due to the fourth quarter including a true-up in expense based on actual 2021 performance.
Other income (expense), net. Other expense, net for the first quarter of 2022 of $1.1 million and other income, net of $1.9 million for the fourth quarter of 2021 represented non-cash adjustments for the revaluation of the liability related to the tax receivable agreement as a result of changes to the state tax rate.
Income tax expense. Income tax expense for the first quarter of 2022 was $2.7 million compared to $7.1 million for the fourth quarter of 2021. Income tax expense for the first quarter of 2022 included approximately $6.2 million expense associated with current income offset by a $1.7 million benefit associated with permanent differences related to equity compensation, a $1.0 million benefit associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate and a $0.8 million tax benefit associated with the partial valuation allowance release in conjunction with first quarter 2022 redemptions of CW Units. Partial valuation releases occur in conjunction with redemptions of CW Units as a portion of Cactus Inc.’s deferred tax assets from its investment in Cactus LLC becomes realizable. Income tax expense for the fourth quarter of 2021 primarily included approximately $6.0 million expense associated with current income and a $1.3 million tax expense related to the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate.
Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus LLC. Income allocated to the non-controlling interest is not subject to U.S. federal or state tax.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$94,040	$51,956	$42,084	81.0%
Rental revenue	22,343	12,489	9,854	78.9
Field service and other revenue	29,516	19,972	9,544	47.8
Total revenues	145,899	84,417	61,482	72.8
Costs and expenses
Cost of product revenue	60,920	36,521	24,399	66.8
Cost of rental revenue	15,089	12,171	2,918	24.0
Cost of field service and other revenue	24,806	14,463	10,343	71.5
Selling, general and administrative expenses	14,094	9,627	4,467	46.4
Total costs and expenses	114,909	72,782	42,127	57.9
Income from operations	30,990	11,635	19,355	nm

Interest expense, net	(100)	(152)	52	(34.2)
Other expense, net	(1,115)	(406)	(709)	nm
Income before income taxes	29,775	11,077	18,698	nm
Income tax expense (benefit)	2,692	(4,059)	6,751	nm
Net income	27,083	15,136	11,947	78.9
Less: net income attributable to non-controlling interest	6,467	3,577	2,890	80.8
Net income attributable to Cactus Inc.	$20,616	$11,559	$9,057	78.4%
nm = not meaningful
Revenues
Product revenue was $94.0 million in the first quarter of 2022 compared to $52.0 million in the first quarter 2021. The increase of $42.1 million, representing an 81% increase from 2021, was primarily due to higher sales of wellhead and production related equipment resulting from higher drilling and completion activity by our customers as well as the impact of cost recovery efforts.
Rental revenue of $22.3 million in the first quarter of 2022 increased $9.9 million, or 79%, from $12.5 million in the first quarter of 2021. The increase was primarily attributable to higher customer completion rental and repair activity.
Field service and other revenue in the first quarter of 2022 was $29.5 million, an increase of $9.5 million, or 48%, from $20.0 million in the first quarter of 2021. The increase was attributable to increased customer activity, resulting in higher billable hours and ancillary services.
Costs and expenses
Cost of product revenue in the first quarter of 2022 was $60.9 million, an increase of $24.4 million, or 67%, from $36.5 million in the first quarter of 2021. The increase was largely attributable to an increase in product sales and costs associated with materials, freight and overhead.
Cost of rental revenue of $15.1 million in the first quarter of 2022 increased $2.9 million from $12.2 million in the first quarter of 2021. The increase was primarily due to higher repair and equipment reactivation costs, increased ancillary costs and higher branch expenses, partially offset by lower depreciation expense on our rental fleet.

Cost of field service and other revenue was $24.8 million in the first quarter of 2022, an increase of $10.3 million, or 72%, from $14.5 million in the first quarter of 2021. The increase was mainly related to higher personnel costs associated with higher wages and an increase in the number of field and branch personnel as well as higher fuel and other remobilization expenses associated with increased field service activity levels compared to the prior year.
Selling, general and administrative expenses in the first quarter of 2022 were $14.1 million compared to $9.6 million in the first quarter of 2021. The $4.5 million increase was largely attributable to increased personnel costs primarily related to higher salaries and wages, benefits and accruals for annual incentive bonuses. Additional increases related to higher stock-based compensation expense and professional fees.
Other expense, net. Other expense, net in the first quarter of 2022 of $1.1 million related to a non-cash adjustment for the revaluation of the liability related to the tax receivable agreement. Other expense, net in the first quarter of 2021 of $0.4 million represented professional fees and other expenses associated with the 2021 Secondary Offering.
Income tax expense (benefit). Income tax expense in the first quarter of 2022 was $2.7 million compared to an income tax benefit of $4.1 million in the first quarter of 2021. Income tax expense for the first quarter of 2022 included approximately $6.2 million expense associated with current income offset by a $1.7 million benefit associated with permanent differences related to equity compensation, a $1.0 million benefit associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate and a $0.8 million tax benefit associated with the partial valuation allowance release in conjunction with first quarter 2022 redemptions of CW Units. The income tax benefit for the first quarter of 2021 primarily included a $5.1 million benefit associated with a partial valuation allowance release and $1.1 million benefit associated with permanent differences related to equity compensation.
Liquidity and Capital Resources
At March 31, 2022, we had $297.7 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under our ABL Credit Facility. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of March 31, 2022, we had no borrowings outstanding under our ABL Credit Facility and $75.0 million of available borrowing capacity. Additionally, we were in compliance with the covenants of the ABL Credit Facility as of March 31, 2022.
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
For the three months ended March 31, 2022, net capital expenditures totaled $7.3 million, which were primarily related to additions to the Company’s fleet of rental equipment, including drilling-related tools, and additional investment in and expansion of our Bossier City location. We currently estimate our net capital expenditures for the year ending December 31, 2022 will range from $20 million to $30 million. We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, available capacity in existing locations, prevailing economic conditions, market conditions in the E&P industry, customers’ forecasts, volatility and company initiatives.
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

Cash Flows
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$17,209	$15,747
Net cash used in investing activities	(7,294)	(2,028)
Net cash used in financing activities	(14,180)	(10,483)
Net cash provided by operating activities was $17.2 million and $15.7 million for the three months ended March 31, 2022 and 2021, respectively. Operating cash flows for 2022 increased primarily due to an increase in income offset by an increase in working capital, largely related to the increase in inventories exacerbated by extended in-transit volumes.
Net cash used in investing activities was $7.3 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily due to increased investments associated with our rental fleet and additional investment in and expansion of our Bossier City location.
Net cash used in financing activities was $14.2 million and $10.5 million for the three months ended March 31, 2022 and 2021, respectively. The increase was comprised of a $2.1 million increase in dividend payments, a $1.3 million increase in share repurchases from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period and a $0.3 million increase in payments on finance leases.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2021 Annual Report. Our exposure to market risk has not changed materially since December 31, 2021.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.   Risk Factors.
In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2021 Annual Report and the risk factors and other cautionary statements contained in our other filings with the Securities and Exchange Commission, which could materially affect our business, results of operations, financial condition or cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition or cash flows. There have been no material changes in our risk factors from those described in our 2021 Annual Report or our other Securities and Exchange Commission filings other than the addition of the risk factor as set forth below:
The ongoing conflict in Ukraine may adversely affect our business and results of operations.
The ongoing conflict in Ukraine could have adverse effects on global macroeconomic conditions which could negatively impact our business and results of operations. The conflict is highly unpredictable and has already resulted in significant volatility with oil and natural gas prices worldwide. Elevated oil and natural gas prices could result in higher inflation worldwide, causing economic uncertainty in the oil and natural gas markets as well as the stock market, resulting in stock price volatility, foreign currency fluctuations and supply chain disruptions. These conditions could ultimately dampen demand for our goods and services by increasing the possibility of a recession. In addition, the conflict could lead to increased cyberattacks or could aggravate other risk factors that we identify in our public filings.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchase of Class A common stock during the three months ended March 31, 2022 (in whole shares).

Period	Total number of shares purchased (1)	Average price paid per share (2)
January 1-31, 2022	—	$—
February 1-28, 2022	—	—
March 1-31, 2022	79,431	55.70
Total	79,431	$55.70
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

Cactus, Inc.

May 5, 2022	By:	/s/ Scott Bender
Date		Scott Bender President, Chief Executive Officer and Director (Principal Executive Officer)

May 5, 2022	By:	/s/ Stephen Tadlock
Date		Stephen Tadlock Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)