Form 10-Q
period 2022-06-30
Cactus, Inc.
filed 2022-08-04
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of August 2, 2022, the registrant had 60,615,296 shares of Class A common stock, $0.01 par value per share, and 15,262,826 shares of Class B common stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements described under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Annual Report”) and under “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and other cautionary statements contained herein. These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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
•the number of active workover rigs;
•availability and cost of capital and capital spending discipline exercised by customers;
•customers’ use of free cash flow to increase dividends and/or share buybacks rather than to increase production;
•overall oilfield service cost inflation;
•our success in cost recovery efforts;
•the financial health of our customers and our credit risk of customer non-payment;
•changes in the number of drilled but uncompleted wells (DUCs) and the level of completion activity;
•the size and timing of orders;
•availability and cost of raw materials, components and imported items;
•changes in inland and ocean shipping costs, the availability of containers and vessels from Asia as well as port congestion and domestic trucking capacity;
•transportation differentials associated with reduced capacity in and out of the storage hub in Cushing, Oklahoma;
•expectations regarding overhead and operating costs and margins;
•the impact of inflation, rising interest rates and the threat of a recession;
•availability and cost of skilled and qualified workers and our ability to hire and retain such workers;
•potential liabilities such as warranty and product liability claims arising out of the installation, use or misuse of our products;
•the possibility of cancelled or delayed orders;
•our business strategy;
•our financial strategy, operating cash flows, liquidity and capital required for our business;
•our future revenue, income and operating performance;
i

•our ability to pay dividends and the amounts of any such dividends;
•consolidation activity involving our customers;
•the addition or termination of relationships with major customers or suppliers;
•laws and regulations, including environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;
•disruptions in political, regulatory, economic and social conditions domestically or internationally, including, for instance, the armed conflict between Russia and Ukraine and associated economic sanctions on Russia;
•the severity and duration of the ongoing coronavirus (“COVID”) pandemic and the extent of its impact on our business, including employee absenteeism;
•outbreaks of other pandemic or contagious diseases that may disrupt our operations, suppliers or facilities or impact demand for oil and natural gas;
•the impact of actions taken by the Organization of Petroleum Exporting Countries (OPEC+) and other oil and gas producing countries affecting the supply of oil and gas;
•the impact of planned and possible future releases from the Strategic Petroleum Reserve;
•the impact of disruptions in Russian oil and gas deliveries resulting from the conflict in Ukraine;
•takeaway capacity, particularly in the Northeastern United States;
•the impact of the fire at the Freeport, TX liquified natural gas (“LNG”) facility on associated natural gas demand;
•changes in import tariffs or duties assessed on products and imported raw materials used in the production and assembly of our goods which could negatively impact margins and our working capital;
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
•competition and overall capacity within the oilfield services industry;
•availability of pressure pumping fleets and oil country tubular goods (OCTG);
•our dependence on the continuing services of certain of our key managers and employees;
•currency exchange rate fluctuations associated with our international operations; and
•plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the operation of our business. These risks include, but are not limited to, the risks described in our 2021 Annual Report under “Part I, Item 1A. Risk Factors,” and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 under “Part II, Item 1A. Risk Factors.” Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
ii

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2022	December 31, 2021
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$311,684	$301,669
Accounts receivable, net of allowance of $920 and $741, respectively	125,821	89,205
Inventories	149,037	119,817
Prepaid expenses and other current assets	7,985	7,794
Total current assets	594,527	518,485
Property and equipment, net	130,376	129,117
Operating lease right-of-use assets, net	20,910	22,538
Goodwill	7,824	7,824
Deferred tax asset, net	315,495	303,074
Other noncurrent assets	992	1,040
Total assets	$1,070,124	$982,078
Liabilities and Equity
Current liabilities
Accounts payable	$57,366	$42,818
Accrued expenses and other current liabilities	33,620	28,240
Current portion of liability related to tax receivable agreement	11,769	11,769
Finance lease obligations, current portion	5,630	4,867
Operating lease liabilities, current portion	5,253	4,880
Total current liabilities	113,638	92,574
Deferred tax liability, net	1,247	1,172
Liability related to tax receivable agreement, net of current portion	288,659	269,838
Finance lease obligations, net of current portion	6,912	5,811
Operating lease liabilities, net of current portion	15,860	17,650
Total liabilities	426,316	387,045
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 60,613 and 59,035 shares issued and outstanding	606	590
Class B common stock, $0.01 par value, 215,000 shares authorized, 15,263 and 16,674 shares issued and outstanding	—	—
Additional paid-in capital	304,418	289,600
Retained earnings	212,913	178,446
Accumulated other comprehensive income (loss)	(698)	8
Total stockholders’ equity attributable to Cactus Inc.	517,239	468,644
Non-controlling interest	126,569	126,389
Total stockholders’ equity	643,808	595,033
Total liabilities and equity	$1,070,124	$982,078
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Revenues
Product revenue	$112,232	$70,345	$206,272	$122,301
Rental revenue	23,695	14,644	46,038	27,133
Field service and other revenue	34,288	23,904	63,804	43,876
Total revenues	170,215	108,893	316,114	193,310
Costs and expenses
Cost of product revenue	69,172	48,100	130,092	84,621
Cost of rental revenue	15,328	14,403	30,417	26,574
Cost of field service and other revenue	26,734	17,692	51,540	32,155
Selling, general and administrative expenses	14,740	11,384	28,834	21,011
Total costs and expenses	125,974	91,579	240,883	164,361
Income from operations	44,241	17,314	75,231	28,949

Interest income (expense), net	304	(181)	204	(333)
Other expense, net	—	(1,004)	(1,115)	(1,410)
Income before income taxes	44,545	16,129	74,320	27,206
Income tax expense (benefit)	8,765	1,355	11,457	(2,704)
Net income	$35,780	$14,774	$62,863	$29,910
Less: net income attributable to non-controlling interest	8,636	4,381	15,103	7,958
Net income attributable to Cactus Inc.	$27,144	$10,393	$47,760	$21,952

Earnings per Class A share - basic	$0.45	$0.19	$0.80	$0.42
Earnings per Class A share - diluted	$0.44	$0.18	$0.78	$0.37

Weighted average Class A shares outstanding - basic	60,523	55,048	59,909	52,124
Weighted average Class A shares outstanding - diluted	76,322	75,997	76,262	75,955
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$35,780	$14,774	$62,863	$29,910
Foreign currency translation adjustments	(1,367)	(82)	(931)	(275)
Comprehensive income	$34,413	$14,692	$61,932	$29,635
Less: comprehensive income attributable to non-controlling interest	8,302	4,337	14,878	7,796
Comprehensive income attributable to Cactus Inc.	$26,111	$10,355	$47,054	$21,839
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at March 31, 2022	60,197	$602	15,674	$—	$298,893	$192,493	$335	$122,779	$615,102
Member distributions	—	—	—	—	—	—	—	(1,694)	(1,694)
Effect of CW Unit redemptions	411	4	(411)	—	3,267	—	—	(3,271)	—
Tax impact of equity transactions	—	—	—	—	433	—	—	—	433
Equity award vestings	5	—	—	—	(51)	—	—	(21)	(72)
Other comprehensive loss	—	—	—	—	—	—	(1,033)	(334)	(1,367)
Stock-based compensation	—	—	—	—	1,876	—	—	474	2,350
Cash dividends declared ($0.11 per share)	—	—	—	—	—	(6,724)	—	—	(6,724)
Net income	—	—	—	—	—	27,144	—	8,636	35,780
Balance at June 30, 2022	60,613	$606	15,263	$—	$304,418	$212,913	$(698)	$126,569	$643,808

Balance at March 31, 2021	54,317	$543	21,383	$—	$247,875	$157,286	$255	$153,091	$559,050
Member distributions	—	—	—	—	—	—	—	(1,886)	(1,886)
Effect of CW Unit redemptions	3,718	37	(3,718)	—	26,912	—	—	(26,949)	—
Tax impact of equity transactions	—	—	—	—	1,931	—	—	—	1,931
Equity award vestings	3	—	—	—	(19)	—	—	(17)	(36)
Other comprehensive loss	—	—	—	—	—	—	(38)	(44)	(82)
Stock-based compensation	—	—	—	—	1,806	—	—	629	2,435
Cash dividends declared ($0.09 per share)	—	—	—	—	—	(5,011)	—	—	(5,011)
Net income	—	—	—	—	—	10,393	—	4,381	14,774
Balance at June 30, 2021	58,038	$580	17,665	$—	$278,505	$162,668	$217	$129,205	$571,175
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2021	59,035	$590	16,674	$—	$289,600	$178,446	$8	$126,389	$595,033
Member distributions	—	—	—	—	—	—	—	(3,348)	(3,348)
Effect of CW Unit redemptions	1,411	14	(1,411)	—	11,145	—	—	(11,159)	—
Tax impact of equity transactions	—	—	—	—	2,964	—	—	—	2,964
Equity award vestings	167	2	—	—	(3,263)	—	—	(1,235)	(4,496)
Other comprehensive loss	—	—	—	—	—	—	(706)	(225)	(931)
Stock-based compensation	—	—	—	—	3,972	—	—	1,044	5,016
Cash dividends declared ($0.22 per share)	—	—	—	—	—	(13,293)	—	—	(13,293)
Net income	—	—	—	—	—	47,760	—	15,103	62,863
Balance at June 30, 2022	60,613	$606	15,263	$—	$304,418	$212,913	$(698)	$126,569	$643,808

Balance at December 31, 2020	47,713	$477	27,655	$—	$202,077	$150,086	$330	$197,800	$550,770
Member distributions	—	—	—	—	—	—	—	(3,560)	(3,560)
Effect of CW Unit redemptions	9,990	100	(9,990)	—	71,911	—	—	(72,011)	—
Tax impact of equity transactions	—	—	—	—	2,436	—	—	—	2,436
Equity award vestings	335	3	—	—	(1,067)	—	—	(2,110)	(3,174)
Other comprehensive loss	—	—	—	—	—	—	(113)	(162)	(275)
Stock-based compensation	—	—	—	—	3,148	—	—	1,290	4,438
Cash dividends declared ($0.18 per share)	—	—	—	—	—	(9,370)	—	—	(9,370)
Net income	—	—	—	—	—	21,952	—	7,958	29,910
Balance at June 30, 2021	58,038	$580	17,665	$—	$278,505	$162,668	$217	$129,205	$571,175
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash flows from operating activities
Net income	$62,863	$29,910
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	17,592	18,352
Deferred financing cost amortization	84	84
Stock-based compensation	5,016	4,438
Provision for expected credit losses	240	149
Inventory obsolescence	959	1,566
Gain on disposal of assets	(518)	(613)
Deferred income taxes	8,504	(4,506)
Loss from revaluation of liability related to tax receivable agreement	1,115	1,004
Changes in operating assets and liabilities:
Accounts receivable	(36,484)	(27,858)
Inventories	(30,670)	(2,569)
Prepaid expenses and other assets	(210)	499
Accounts payable	14,238	12,774
Accrued expenses and other liabilities	5,494	9,999
Net cash provided by operating activities	48,223	43,229

Cash flows from investing activities
Capital expenditures and other	(13,752)	(5,461)
Proceeds from sale of assets	876	1,108
Net cash used in investing activities	(12,876)	(4,353)

Cash flows from financing activities
Payments on finance leases	(2,987)	(2,479)
Dividends paid to Class A common stock shareholders	(13,335)	(9,426)
Distributions to members	(3,348)	(3,560)
Repurchases of shares	(4,495)	(3,174)
Net cash used in financing activities	(24,165)	(18,639)

Effect of exchange rate changes on cash and cash equivalents	(1,167)	186

Net increase in cash and cash equivalents	10,015	20,423

Cash and cash equivalents
Beginning of period	301,669	288,659
End of period	$311,684	$309,082

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new lease obligations	$6,340	$9,859
Property and equipment in accounts payable	$1,729	$694
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
2.Concentrations, Risks and Uncertainties
Significant Customers
Our customers are primarily oil and natural gas E&P companies representing private operators, publicly-traded independents, majors and other companies with operations in the key U.S. oil and gas producing basins as well as Australia and the Kingdom of Saudi Arabia. For the six months ended June 30, 2022 and 2021, one customer represented approximately 10% and 13%, respectively, of our consolidated revenues.
Significant Vendors
The principal raw materials used in the manufacture of our products and rental equipment include forgings and plate, castings, tube and bar stock. In addition, we require accessory items (such as elastomers, ring gaskets, studs and nuts) and machined components and assemblies. We purchase these items from vendors primarily located in the United States, China, India and Australia. For the six months ended June 30, 2022, no vendor represented 10% or more of our total third-party vendor purchases of raw materials, finished products, components, equipment, machining and other services. For the six months ended

June 30, 2021, one vendor represented approximately 10% of our total third-party vendor purchases of raw materials, finished products, components, equipment, machining and other services.
3.Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas E&P companies located in the U.S. Our receivables are short-term in nature and typically due in 30 to 45 days. We do not accrue interest on delinquent receivables. Accounts receivable includes amounts billed and currently due from customers and unbilled amounts for products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of June 30, 2022 and December 31, 2021 was $28.3 million and $24.1 million, respectively.
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

	Balance at Beginning of Period	Expense	Write off	Balance at End of Period
Six Months Ended June 30, 2022	$741	$240	$(61)	$920
Six Months Ended June 30, 2021	598	149	(117)	630
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

	June 30, 2022	December 31, 2021
Raw materials	$2,695	$1,870
Work-in-progress	6,159	4,288
Finished goods	140,183	113,659
	$149,037	$119,817

5.Property and Equipment, net
Property and equipment are stated at cost. We manufacture or construct most of our rental assets. During the manufacture of these assets, they are reflected as construction in progress until complete. Property and equipment consists of the following:

	June 30, 2022	December 31, 2021
Land	$5,590	$3,203
Buildings and improvements	23,961	22,532
Machinery and equipment	57,468	56,937
Vehicles under finance lease	27,334	23,450
Rental equipment	187,464	180,704
Furniture and fixtures	1,750	1,755
Computers and software	3,605	3,495
Gross property and equipment	307,172	292,076
Less: Accumulated depreciation	(190,236)	(175,992)
Net property and equipment	116,936	116,084
Construction in progress	13,440	13,033
Total property and equipment, net	$130,376	$129,117
6.Debt
We had no debt outstanding as of June 30, 2022 and December 31, 2021.
On August 21, 2018, Cactus LLC entered into a five-year senior secured asset-based revolving credit facility with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for such lenders and as an issuing bank and swingline lender (the “ABL Credit Facility”). The ABL Credit Facility was amended in September 2020 and provides for up to $75.0 million in revolving commitments, up to $15.0 million of which is available for the issuance of letters of credit. The maximum amount that Cactus LLC may borrow under the ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments. We were in compliance with all covenants under the ABL Credit Facility as of June 30, 2022.
On July 25, 2022, the ABL Credit Facility was amended to, among other things, increase the committed amount of the revolving credit facility to $80.0 million and extend the maturity date to July 25, 2027, or such earlier date that is 91 days prior to the maturity date of any indebtedness that has a principal balance exceeding $30.0 million.
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
We disaggregate revenue into three categories: product revenues, rental revenues and field service and other revenues. We have predominately domestic operations with a small amount of sales in Australia and the Kingdom of Saudi Arabia. The following table presents our revenues disaggregated by category:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Product revenue	$112,232	66%	$70,345	65%	$206,272	65%	$122,301	63%
Rental revenue	23,695	14%	14,644	13%	46,038	15%	27,133	14%
Field service and other revenue	34,288	20%	23,904	22%	63,804	20%	43,876	23%
Total revenues	$170,215	100%	$108,893	100%	$316,114	100%	$193,310	100%
At June 30, 2022, we had a deferred revenue balance of $1.4 million compared to the December 31, 2021 balance of $1.8 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of June 30, 2022, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.
8.Tax Receivable Agreement (TRA)
In connection with our initial public offering (“IPO”) in February 2018, we entered into the TRA which generally provides for payment by Cactus Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. Cactus Inc. retains the benefit of the remaining 15% of these net cash savings.
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other expense, net. As of June 30, 2022, the total liability from the TRA was $300.4 million with $11.8 million reflected in current liabilities based on the expected timing of our next payment. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus LLC or Cactus Inc.
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
9.Equity
As of June 30, 2022, Cactus Inc. owned 79.9% of Cactus LLC as compared to 78.0% as of December 31, 2021. As of June 30, 2022, Cactus Inc. had outstanding 60.6 million shares of Class A common stock (representing 79.9% of the total voting power) and 15.3 million shares of Class B common stock (representing 20.1% of the total voting power).

Redemptions of CW Units
Pursuant to the First Amended and Restated Limited Liability Company Operating Agreement of Cactus Wellhead, LLC (the “Cactus Wellhead LLC Agreement”), holders of CW Units are entitled to redeem their CW Units, which results in additional Class A common stock outstanding. Since our IPO in February 2018, 45.3 million CW Units and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock.
During the six months ended June 30, 2022, 1.4 million CW Units, together with a corresponding number of shares of Class B common stock, were redeemed in exchange for Class A common stock in accordance with the Cactus Wellhead LLC Agreement. There was no change in the combined number of Cactus Inc. voting shares outstanding as a result of the redemptions.
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
Dividends
Aggregate cash dividends of $0.22 per share of Class A common stock declared during the six months ended June 30, 2022 totaled $13.3 million compared to $0.18 per share of Class A common stock and $9.4 million during the six months ended June 30, 2021. Cash dividends paid during the six months ended June 30, 2022 and 2021 totaled $13.3 million and $9.4 million, respectively. Dividends accrue on unvested equity-based awards on the date of record and are paid upon vesting. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to the owners of CW Units other than Cactus Inc. for any dividends declared on our Class A common stock. See further discussion of the distributions below under “Member Distributions.”
Member Distributions
Distributions made by Cactus LLC are generally required to be made pro rata among all its members. For the six months ended June 30, 2022, Cactus LLC distributed $13.1 million to Cactus Inc. to fund its dividend and estimated tax payments and made pro rata distributions to the other members totaling $3.3 million over the same period. During the six months ended June 30, 2021, Cactus LLC distributed $9.2 million to Cactus Inc. to fund its dividend payments and made pro rata distributions to the other members totaling $3.6 million.

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
The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Cactus Inc.—basic	$27,144	$10,393	$47,760	$21,952
Net income attributable to non-controlling interest (1)	6,759	3,332	11,779	6,091
Net income attributable to Cactus Inc.—diluted (1)	$33,903	$13,725	$59,539	$28,043
Denominator:
Weighted average Class A shares outstanding—basic	60,523	55,048	59,909	52,124
Effect of dilutive shares	15,799	20,949	16,353	23,831
Weighted average Class A shares outstanding—diluted	76,322	75,997	76,262	75,955

Earnings per Class A share—basic	$0.45	$0.19	$0.80	$0.42
Earnings per Class A share—diluted (1)	$0.44	$0.18	$0.78	$0.37
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 25.0% for the three and six months ended June 30, 2022 and 28.0% for the three and six months ended June 30, 2021.

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
During the six months ended June 30, 2022, we derived 65% of total revenues from the sale of our products, 15% of total revenues from rental and 20% of total revenues from field service and other. During the six months ended June 30, 2021, we derived 63% of total revenues from the sale of our products, 14% of total revenues from rental and 23% of total revenues from field service and other. We have predominantly domestic operations with a small amount of activity in Australia and the Kingdom of Saudi Arabia.
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
Recent Developments and Trends
Oil prices rose in early 2022 due to concerns over supply constraints with West Texas Intermediate (“WTI”) prices surpassing $90 per barrel in February. Since Russia invaded Ukraine on February 24, 2022, oil prices increased further and price volatility has been high, with WTI prices reaching almost $115 per barrel in March, dropping to approximately $94 per barrel in April, increasing to over $122 per barrel in June and decreasing to just over $90 per barrel in early August 2022. The volatility can mainly be attributed to the global response to the conflict in Ukraine, which includes import bans on Russian oil, but can also be attributed to inflation and looming concerns of a recession in the United States and possibly globally.
Prices for natural gas have also surged in 2022 in the U.S. due to higher demand for heating due to a colder winter, record-high LNG exports and a nationwide heat wave. Henry Hub natural gas spot prices increased from an average of $3.76 per one million British Thermal Units (“MMBtu”) in December 2021 to $8.14 per MMBtu in May 2022 and then down to $7.28 per MMBtu in July 2022. The U.S. was exporting record volumes of LNG to Europe until early June 2022, when an explosion at one of the largest export plants producing LNG in the United States in Freeport, TX occurred. The temporary closure of the plant, which is expected to restart only on a partial basis in October 2022, is predicted to add natural gas supplies in the U.S. by reducing how much natural gas can be exported, placing downward pressure on natural gas prices. This is forecasted to provide some pricing relief in the United States but represents a loss of supply for global markets, especially for certain European countries desiring to reduce their dependency on Russian natural gas exports. The shutdown of the Freeport plant is expected to reduce total U.S. LNG export capacity by approximately 2 billion cubic feet per day (Bcf/d), or 17% of total U.S. LNG export capacity.
The ongoing conflict in Ukraine has had repercussions globally and in the U.S. by continuing to cause uncertainty, not only in the oil and natural gas markets, but also in the stock market. Such uncertainty already has and could continue to result in stock price volatility and supply chain disruptions as well as higher oil and natural gas prices which could result in higher inflation worldwide and negatively impact demand for our goods and services. Moreover, additional interest rate increases by the U.S. Federal Reserve to combat inflation could further increase the possibility of a recession.
The significant increase in commodity prices has also led to meaningful increases in the level of U.S. onshore drilling activity, particularly among private operators. During the three months ended June 30, 2022, the weekly average U.S. onshore rig count as reported by Baker Hughes was 697 rigs compared to 616 rigs for the three months ended March 31, 2022 and 436 rigs for the three months ended June 30, 2021. Although these gains are encouraging, current rig activity is still significantly reduced from the levels in 2019 when the weekly average rig count for the three months ended March 31, 2019 was 1,021. However, notwithstanding the impact of longer laterals, improved rig efficiencies have partially offset the impact of this reduction. As of July 29, 2022, the U.S. onshore rig count was 746.
Private E&P companies have been responsible for the majority of the rig additions in the U.S. onshore market over the last year. We have significantly increased our revenues and rigs followed since the low in activity in the third quarter of 2020 despite a greater portion of Cactus’ revenues having historically resulted from publicly traded E&P companies. During this time, Cactus has meaningfully increased its business with private E&P companies. Disproportionate changes in activity from private or publicly traded E&P companies present both risks and opportunities for Cactus, depending on a number of factors, such as which customers add or drop rigs and their relative efficiency in drilling wells. Increasing volatility in oil and natural gas prices could also impact activity among private operators.

Inflation and Increased Costs
Inflation as reported by the U.S. Bureau of Labor Statistics has continued to increase in 2022, rising from 5.8% in December 2021 to 9.1% in June 2022, a high not seen since 1981. Supply chain disruptions, geopolitical issues and significantly increased demand for goods and services worldwide have resulted in substantial increases in fuel, raw materials, component parts, ocean freight charges as well as increased labor costs. Salaries and wages have increased significantly as a result of competitive labor markets, especially in certain key oil and gas producing areas, but also due to broader inflation trends and labor shortages. Due to heightened demand and a shortage of steel caused primarily by production disruptions during the pandemic and the conflict in Ukraine, steel and assembled component prices have been and remain elevated. Freight costs, specifically ocean freight costs, remain elevated due to a number of factors including, but not limited to, a scarcity of shipping containers, congested seaports, a shortage of commercial drivers, capacity constraints on vessels and lockdowns in certain markets. In addition to dealing with these unprecedented cost increases, we continue to be impacted by global supply chain issues which have resulted in shipping delays and, in some cases, resulted in increased costs when we are required to use other more expensive modes of transportation or substitute more costly products in order to meet customer demand. These cost increases have already had, and could continue to have, a negative impact on our margins and results of operations absent further successful cost recovery efforts.
We expect we will continue to experience supply chain constraints and inflationary pressures on our cost structure for the foreseeable future; however, tightness in overseas freight and transit times from China have started to moderate. Additionally, raw material and component costs are beginning to show signs of improvement. Nonetheless, we cannot be confident that transit times or input prices will return to the lower levels experienced in prior years.
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
Three Months Ended June 30, 2022 Compared to Three Months Ended March 31, 2022

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended
	June 30, 2022	March 31, 2022	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$112,232	$94,040	$18,192	19.3%
Rental revenue	23,695	22,343	1,352	6.1
Field service and other revenue	34,288	29,516	4,772	16.2
Total revenues	170,215	145,899	24,316	16.7
Costs and expenses
Cost of product revenue	69,172	60,920	8,252	13.5
Cost of rental revenue	15,328	15,089	239	1.6
Cost of field service and other revenue	26,734	24,806	1,928	7.8
Selling, general and administrative expenses	14,740	14,094	646	4.6
Total costs and expenses	125,974	114,909	11,065	9.6
Income from operations	44,241	30,990	13,251	42.8

Interest income (expense), net	304	(100)	404	nm
Other expense, net	—	(1,115)	1,115	nm
Income before income taxes	44,545	29,775	14,770	49.6
Income tax expense	8,765	2,692	6,073	nm
Net income	35,780	27,083	8,697	32.1
Less: net income attributable to non-controlling interest	8,636	6,467	2,169	33.5
Net income attributable to Cactus Inc.	$27,144	$20,616	$6,528	31.7%
nm = not meaningful
Revenues
Product revenue was $112.2 million for the second quarter of 2022 compared to $94.0 million for the first quarter of 2022. The increase of $18.2 million, representing a 19% increase, was primarily due to increased sales of wellhead and production related equipment resulting from higher activity by our customers as well as increased cost recovery efforts.
Rental revenue for the second quarter of 2022 was $23.7 million, an increase of $1.4 million, or 6%, from $22.3 million for the first quarter of 2022. The increase was mainly attributable to higher customer drilling and completion activity and associated repairs.
Field service and other revenue of $34.3 million for the second quarter of 2022 increased $4.8 million, or 16%, from $29.5 million for the first quarter of 2022. The increase was primarily due to higher billable hours from increased customer activity and cost recovery measures.

Costs and expenses
Cost of product revenue for the second quarter of 2022 of $69.2 million increased $8.3 million, or 14%, from $60.9 million for the first quarter of 2022. The increase was primarily attributable to the increase in product sales as well as increased costs associated with materials, freight and overhead.
Cost of rental revenue for the second quarter of 2022 was $15.3 million, an increase of $0.2 million, or 2%, from $15.1 million for the first quarter of 2022 mainly due to higher scrap expense and depreciation expense on our rental fleet, partially offset by lower equipment repair costs.
Cost of field service and other revenue was $26.7 million for the second quarter of 2022, an increase of $1.9 million, or 8%, from $24.8 million for the first quarter of 2022. The increase was primarily related to increased personnel costs associated with an increase in the number of field personnel and higher wages. Additional increases were related to higher fuel and other costs associated with increased field service activity levels.
Selling, general and administrative expenses for the second quarter of 2022 were $14.7 million, an increase of $0.6 million, or 5%, from $14.1 million for the first quarter of 2022. The increase was primarily due to increased annual incentive bonus accruals, bad debt expense and travel costs offset by lower benefits, primarily payroll taxes, and stock-based compensation expense.
Interest income (expense), net. Interest income, net for the second quarter of 2022 was $0.3 million compared to interest expense, net of $0.1 million for the first quarter of 2022. The increase in interest income, net of $0.4 million was primarily due to higher interest income earned on cash invested resulting from increased interest rates.
Other expense, net. Other expense, net for the first quarter of 2022 of $1.1 million represented a non-cash adjustment for the revaluation of the liability related to the tax receivable agreement as a result of changes to the state tax rate.
Income tax expense. Income tax expense for the second quarter of 2022 was $8.8 million compared to $2.7 million for the first quarter of 2022. Income tax expense for the second quarter of 2022 included approximately $9.1 million expense associated with current income offset by a $0.3 million tax benefit associated with the partial valuation allowance release in conjunction with second quarter 2022 redemptions of CW Units. Partial valuation releases occur in conjunction with redemptions of CW Units as a portion of Cactus Inc.’s deferred tax assets from its investment in Cactus LLC becomes realizable. Income tax expense for the first quarter of 2022 included approximately $6.2 million expense associated with current income offset by a $1.7 million benefit associated with permanent differences related to equity compensation, a $1.0 million benefit associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate and a $0.8 million tax benefit associated with the partial valuation allowance release in conjunction with first quarter 2022 redemptions of CW Units.
Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus LLC. Income allocated to the non-controlling interest is not subject to U.S. federal or state tax.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table presents summary consolidated operating results for the periods indicated:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$206,272	$122,301	$83,971	68.7%
Rental revenue	46,038	27,133	18,905	69.7
Field service and other revenue	63,804	43,876	19,928	45.4
Total revenues	316,114	193,310	122,804	63.5
Costs and expenses
Cost of product revenue	130,092	84,621	45,471	53.7
Cost of rental revenue	30,417	26,574	3,843	14.5
Cost of field service and other revenue	51,540	32,155	19,385	60.3
Selling, general and administrative expenses	28,834	21,011	7,823	37.2
Total costs and expenses	240,883	164,361	76,522	46.6
Income from operations	75,231	28,949	46,282	nm

Interest income (expense), net	204	(333)	537	nm
Other expense, net	(1,115)	(1,410)	295	(20.9)
Income before income taxes	74,320	27,206	47,114	nm
Income tax expense (benefit)	11,457	(2,704)	14,161	nm
Net income	62,863	29,910	32,953	nm
Less: net income attributable to non-controlling interest	15,103	7,958	7,145	89.8%
Net income attributable to Cactus Inc.	$47,760	$21,952	$25,808	nm
nm = not meaningful
Revenues
Product revenue was $206.3 million for the six months ended June 30, 2022 compared to $122.3 million for the six months ended June 30, 2021. The increase of $84.0 million, representing a 69% increase from 2021, was primarily due to higher sales of wellhead and production related equipment resulting from higher activity by our customers as well as increased cost recovery efforts.
Rental revenue of $46.0 million for the first six months of 2022 increased $18.9 million, or 70%, from $27.1 million for the first six months of 2021. The increase was primarily attributable to higher drilling and completion activity by our customers and associated repairs.
Field service and other revenue for the six months ended June 30, 2022 was $63.8 million, an increase of $19.9 million, or 45%, from $43.9 million for the six months ended June 30, 2021. The increase was attributable to increased customer activity, resulting in higher billable hours and ancillary services as well as cost recovery measures.
Costs and expenses
Cost of product revenue for the six months ended June 30, 2022 was $130.1 million, an increase of $45.5 million, or 54%, from $84.6 million for the six months ended June 30, 2021. The increase was largely attributable to an increase in product sales and increased costs associated with materials, freight and overhead.
Cost of rental revenue of $30.4 million for the first six months of 2022 increased $3.8 million, or 14%, from $26.6 million for the first six months of 2021. The increase was primarily due to higher scrap expense, repair and equipment reactivation costs and increased personnel, ancillary costs and branch expenses, partially offset by lower depreciation expense on our rental fleet.

Cost of field service and other revenue was $51.5 million for the six months ended June 30, 2022, an increase of $19.4 million, or 60%, from $32.2 million for the six months ended June 30, 2021. The increase was mainly related to higher personnel costs resulting from an increase in the number of field and branch personnel and higher wages as well as higher fuel and third-party service costs associated with increased field service activity levels.
Selling, general and administrative expenses for the six months ended June 30, 2022 were $28.8 million compared to $21.0 million for the six months ended June 30, 2021. The $7.8 million increase was largely attributable to increased personnel costs primarily related to higher salaries and wages, benefits and accruals for annual incentive bonuses. Additional increases related to higher stock-based compensation expense, professional fees, information technology expenses and travel costs.
Interest income (expense), net. Interest income, net for the first six months of 2022 was $0.2 million compared to interest expense, net of $0.3 million for the first six months of 2021. The increase in interest income, net of $0.5 million was primarily due to higher interest income earned on cash invested resulting from increased interest rates in 2022.
Other expense, net. Other expense, net for the six months ended June 30, 2022 of $1.1 million related to a non-cash adjustment for the revaluation of the liability related to the tax receivable agreement. Other expense, net for the six months ended June 30, 2021 of $1.4 million related to a $1.0 million non-cash adjustment for the revaluation of the liability related to the tax receivable agreement and $0.4 million for professional fees and other expenses associated with the 2021 Secondary Offering.
Income tax expense (benefit). Income tax expense for the six months ended June 30, 2022 was $11.5 million compared to an income tax benefit of $2.7 million for the six months ended June 30, 2021. Income tax expense for the first six months of 2022 included approximately $15.3 million expense associated with current income offset by a $1.7 million benefit associated with permanent differences related to equity compensation, a $1.0 million benefit associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate and a $1.1 million tax benefit associated with the partial valuation allowance release in conjunction with CW Unit redemptions during the year. The income tax benefit for the first six months of 2021 included a $8.1 million benefit associated with a partial valuation allowance release associated with CW Unit redemptions during the year and a $1.1 million benefit associated with permanent differences related to equity compensation. These tax benefits were offset by an expense of $0.6 million related to a change in our foreign tax credit position and related valuation allowance.
Liquidity and Capital Resources
At June 30, 2022, we had $311.7 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under our ABL Credit Facility. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of June 30, 2022, we had no borrowings outstanding under our ABL Credit Facility and $75.0 million of available borrowing capacity. Additionally, we were in compliance with the covenants of the ABL Credit Facility as of June 30, 2022. On July 25, 2022, the ABL Credit Facility was amended to, among other things, increase the committed amount of the revolving credit facility from $75.0 million to $80.0 million and extend the maturity date to July 25, 2027, or such earlier date that is 91 days prior to the maturity date of any indebtedness that has a principal balance exceeding $30.0 million.
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
For the six months ended June 30, 2022, net capital expenditures totaled $12.9 million, which were primarily related to additions to the Company’s fleet of rental equipment, including drilling-related tools, and additional investment in and expansion of our Bossier City location. We currently estimate our net capital expenditures for the year ending December 31, 2022 will range from $20 million to $30 million. We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, available capacity in existing locations, prevailing economic conditions, market conditions in the E&P industry, customers’ forecasts, volatility and company initiatives.
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
Cash Flows
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$48,223	$43,229
Net cash used in investing activities	(12,876)	(4,353)
Net cash used in financing activities	(24,165)	(18,639)
Net cash provided by operating activities was $48.2 million and $43.2 million for the six months ended June 30, 2022 and 2021, respectively. Operating cash flows for 2022 increased primarily due to an increase in income offset by an increase in working capital, largely related to the increase in inventories exacerbated by extended in-transit volumes and increased accounts receivable associated with higher revenues.
Net cash used in investing activities was $12.9 million and $4.4 million for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily due to increased investments associated with our rental fleet and additional investment in and expansion of our Bossier City location.
Net cash used in financing activities was $24.2 million and $18.6 million for the six months ended June 30, 2022 and 2021, respectively. The increase was comprised of a $3.9 million increase in dividend payments, a $1.3 million increase in share repurchases from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period and a $0.5 million increase in payments on finance leases. These increases were partially offset by a $0.2 million decrease in distributions to members other than Cactus Inc.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2021 Annual Report. Our exposure to market risk has not changed materially since December 31, 2021.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.   Risk Factors.
In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described below and under “Part I, Item 1A. Risk Factors” included in our 2021 Annual Report, and under “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and the risk factors and other cautionary statements contained in our other filings with the Securities and Exchange Commission, which could materially affect our business, results of operations, financial condition or cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition or cash flows. Except as previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, there have been no material changes in our risk factors from those described in our 2021 Annual Report or our other Securities and Exchange Commission filings.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchase of Class A common stock during the three months ended June 30, 2022 (in whole shares).

Period	Total number of shares purchased (1)	Average price paid per share (2)
April 1-30, 2022	275	$61.65
May 1-31, 2022	—	—
June 1-30, 2022	1,032	52.42
Total	1,307	$54.36
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

Cactus, Inc.

August 4, 2022	By:	/s/ Scott Bender
Date		Scott Bender President, Chief Executive Officer and Director (Principal Executive Officer)

August 4, 2022	By:	/s/ Stephen Tadlock
Date		Stephen Tadlock Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)