Form 10-Q
period 2022-09-30
Cactus, Inc.
filed 2022-11-07
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of November 3, 2022, the registrant had 60,718,869 shares of Class A common stock, $0.01 par value per share, and 15,159,253 shares of Class B common stock, $0.01 par value per share, outstanding.

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
•the number of active rigs, pad sizes, drilling and completion efficiencies, lateral lengths, well spacings and associated well counts and availability of storage capacity;
•disparities in activity levels between private operators and large publicly-traded exploration and production (“E&P”) companies;
•the number of active workover rigs;
•availability and cost of capital and capital spending discipline exercised by customers;
•customers’ use of free cash flow to pay interest, increase dividends and/or share buybacks rather than to increase production;
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
•the impact of inflation, rising interest rates and a recession;
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
•the impact of planned and possible future releases from and replenishments to the Strategic Petroleum Reserve;
•takeaway capacity, particularly in the Northeastern United States;
•the impact of the fire at the Freeport, TX liquified natural gas (“LNG”) facility on associated natural gas demand;
•the impact of LNG regasification and storage capacity on associated natural gas demand in Europe;
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
•the impact of ocean transit times on our operations and level of working capital;
•a failure of our information technology infrastructure or any significant breach of security;
•potential uninsured claims and litigation against us;
•competition and overall capacity within the oilfield services industry;
•availability of drilling rigs, pressure pumping fleets and oil country tubular goods (“OCTG”);
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
ii

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2022	December 31, 2021
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$320,623	$301,669
Accounts receivable, net of allowance of $901 and $741, respectively	131,748	89,205
Inventories	162,730	119,817
Prepaid expenses and other current assets	11,849	7,794
Total current assets	626,950	518,485
Property and equipment, net	130,099	129,117
Operating lease right-of-use assets, net	22,232	22,538
Goodwill	7,824	7,824
Deferred tax asset, net	306,789	303,074
Other noncurrent assets	1,307	1,040
Total assets	$1,095,201	$982,078
Liabilities and Equity
Current liabilities
Accounts payable	$62,398	$42,818
Accrued expenses and other current liabilities	31,659	28,240
Current portion of liability related to tax receivable agreement	27,696	11,769
Finance lease obligations, current portion	5,757	4,867
Operating lease liabilities, current portion	4,677	4,880
Total current liabilities	132,187	92,574
Deferred tax liability, net	2,099	1,172
Liability related to tax receivable agreement, net of current portion	260,844	269,838
Finance lease obligations, net of current portion	6,837	5,811
Operating lease liabilities, net of current portion	17,584	17,650
Total liabilities	419,551	387,045
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 60,719 and 59,035 shares issued and outstanding	607	590
Class B common stock, $0.01 par value, 215,000 shares authorized, 15,159 and 16,674 shares issued and outstanding	—	—
Additional paid-in capital	307,698	289,600
Retained earnings	237,551	178,446
Accumulated other comprehensive income (loss)	(1,617)	8
Total stockholders’ equity attributable to Cactus Inc.	544,239	468,644
Non-controlling interest	131,411	126,389
Total stockholders’ equity	675,650	595,033
Total liabilities and equity	$1,095,201	$982,078
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Revenues
Product revenue	$121,782	$74,835	$328,054	$197,136
Rental revenue	27,105	15,271	73,143	42,404
Field service and other revenue	35,594	25,257	99,398	69,133
Total revenues	184,481	115,363	500,595	308,673
Costs and expenses
Cost of product revenue	73,747	49,708	203,839	134,329
Cost of rental revenue	16,323	13,250	46,740	39,824
Cost of field service and other revenue	27,145	19,490	78,685	51,645
Selling, general and administrative expenses	15,970	12,149	44,804	33,160
Total costs and expenses	133,185	94,597	374,068	258,958
Income from operations	51,296	20,766	126,527	49,715

Interest income (expense), net	1,140	(299)	1,344	(632)
Other income (expense), net	1,125	—	10	(1,410)
Income before income taxes	53,561	20,467	127,881	47,673
Income tax expense	12,041	3,290	23,498	586
Net income	$41,520	$17,177	$104,383	$47,087
Less: net income attributable to non-controlling interest	10,095	4,560	25,198	12,518
Net income attributable to Cactus Inc.	$31,425	$12,617	$79,185	$34,569

Earnings per Class A share - basic	$0.52	$0.22	$1.32	$0.64
Earnings per Class A share - diluted	$0.51	$0.21	$1.30	$0.58

Weighted average Class A shares outstanding - basic	60,665	58,248	60,164	54,188
Weighted average Class A shares outstanding - diluted	61,106	76,082	76,296	76,045
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$41,520	$17,177	$104,383	$47,087
Foreign currency translation adjustments	(1,219)	(529)	(2,150)	(804)
Comprehensive income	$40,301	$16,648	$102,233	$46,283
Less: comprehensive income attributable to non-controlling interest	9,795	4,413	24,673	12,209
Comprehensive income attributable to Cactus Inc.	$30,506	$12,235	$77,560	$34,074
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at June 30, 2022	60,613	$606	15,263	$—	$304,418	$212,913	$(698)	$126,569	$643,808
Member distributions	—	—	—	—	—	—	—	(4,659)	(4,659)
Effect of CW Unit redemptions	104	1	(104)	—	894	—	—	(895)	—
Tax impact of equity transactions	—	—	—	—	(33)	—	—	—	(33)
Equity award vestings	2	—	—	—	5	—	—	(3)	2
Other comprehensive loss	—	—	—	—	—	—	(919)	(300)	(1,219)
Stock-based compensation	—	—	—	—	2,414	—	—	604	3,018
Cash dividends declared ($0.11 per share)	—	—	—	—	—	(6,787)	—	—	(6,787)
Net income	—	—	—	—	—	31,425	—	10,095	41,520
Balance at September 30, 2022	60,719	$607	15,159	$—	$307,698	$237,551	$(1,617)	$131,411	$675,650

Balance at June 30, 2021	58,038	$580	17,665	$—	$278,505	$162,668	$217	$129,205	$571,175
Member distributions	—	—	—	—	—	—	—	(4,514)	(4,514)
Effect of CW Unit redemptions	908	9	(908)	—	6,743	—	—	(6,752)	—
Tax impact of equity transactions	—	—	—	—	192	—	—	—	192
Equity award vestings	1	—	—	—	(12)	—	—	(6)	(18)
Other comprehensive loss	—	—	—	—	—	—	(382)	(147)	(529)
Stock-based compensation	—	—	—	—	1,625	—	—	483	2,108
Cash dividends declared ($0.10 per share)	—	—	—	—	—	(5,891)	—	—	(5,891)
Net income	—	—	—	—	—	12,617	—	4,560	17,177
Balance at September 30, 2021	58,947	$589	16,757	$—	$287,053	$169,394	$(165)	$122,829	$579,700
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2021	59,035	$590	16,674	$—	$289,600	$178,446	$8	$126,389	$595,033
Member distributions	—	—	—	—	—	—	—	(8,007)	(8,007)
Effect of CW Unit redemptions	1,515	15	(1,515)	—	12,039	—	—	(12,054)	—
Tax impact of equity transactions	—	—	—	—	2,931	—	—	—	2,931
Equity award vestings	169	2	—	—	(3,258)	—	—	(1,238)	(4,494)
Other comprehensive loss	—	—	—	—	—	—	(1,625)	(525)	(2,150)
Stock-based compensation	—	—	—	—	6,386	—	—	1,648	8,034
Cash dividends declared ($0.33 per share)	—	—	—	—	—	(20,080)	—	—	(20,080)
Net income	—	—	—	—	—	79,185	—	25,198	104,383
Balance at September 30, 2022	60,719	$607	15,159	$—	$307,698	$237,551	$(1,617)	$131,411	$675,650

Balance at December 31, 2020	47,713	$477	27,655	$—	$202,077	$150,086	$330	$197,800	$550,770
Member distributions	—	—	—	—	—	—	—	(8,074)	(8,074)
Effect of CW Unit redemptions	10,898	109	(10,898)	—	78,654	—	—	(78,763)	—
Tax impact of equity transactions	—	—	—	—	2,628	—	—	—	2,628
Equity award vestings	336	3	—	—	(1,079)	—	—	(2,116)	(3,192)
Other comprehensive loss	—	—	—	—	—	—	(495)	(309)	(804)
Stock-based compensation	—	—	—	—	4,773	—	—	1,773	6,546
Cash dividends declared ($0.28 per share)	—	—	—	—	—	(15,261)	—	—	(15,261)
Net income	—	—	—	—	—	34,569	—	12,518	47,087
Balance at September 30, 2021	58,947	$589	16,757	$—	$287,053	$169,394	$(165)	$122,829	$579,700
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash flows from operating activities
Net income	$104,383	$47,087
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	25,991	27,480
Deferred financing cost amortization	133	126
Stock-based compensation	8,034	6,546
Provision for expected credit losses	224	112
Inventory obsolescence	1,642	2,462
Gain on disposal of assets	(470)	(1,136)
Deferred income taxes	19,230	(1,404)
(Gain) loss from revaluation of liability related to tax receivable agreement	(10)	1,004
Changes in operating assets and liabilities:
Accounts receivable	(42,906)	(35,634)
Inventories	(45,545)	(16,491)
Prepaid expenses and other assets	(4,265)	(4,239)
Accounts payable	20,537	22,944
Accrued expenses and other liabilities	3,293	12,924
Payments pursuant to tax receivable agreement	(11,666)	(9,697)
Net cash provided by operating activities	78,605	52,084

Cash flows from investing activities
Capital expenditures and other	(21,197)	(10,382)
Proceeds from sale of assets	1,701	1,965
Net cash used in investing activities	(19,496)	(8,417)

Cash flows from financing activities
Payment of deferred financing costs	(165)	—
Payments on finance leases	(4,505)	(3,839)
Dividends paid to Class A common stock shareholders	(20,015)	(15,249)
Distributions to members	(8,007)	(8,074)
Repurchases of shares	(4,495)	(3,192)
Net cash used in financing activities	(37,187)	(30,354)

Effect of exchange rate changes on cash and cash equivalents	(2,968)	2

Net increase in cash and cash equivalents	18,954	13,315

Cash and cash equivalents
Beginning of period	301,669	288,659
End of period	$320,623	$301,974

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new lease obligations	$10,707	$11,958
Property and equipment in accounts payable	$1,582	$479
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
2.Concentrations, Risks and Uncertainties
Significant Customers
Our customers are primarily oil and natural gas E&P companies representing private operators, publicly-traded independents, majors and other companies with operations in the key U.S. oil and gas producing basins as well as Australia and the Kingdom of Saudi Arabia. For the nine months ended September 30, 2022 and 2021, one customer represented approximately 10% and 13%, respectively, of our consolidated revenues.
Significant Vendors
The principal raw materials used in the manufacture of our products and rental equipment include forgings and plate, castings, tube and bar stock. In addition, we require accessory items (such as elastomers, ring gaskets, studs and nuts) and machined components and assemblies. We purchase these items from vendors primarily located in the United States, China, India and Australia. For the nine months ended September 30, 2022 and 2021, no vendor represented 10% or more of our total third-party vendor purchases of raw materials, finished products, components, equipment, machining and other services.

3.Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas E&P companies located in the U.S. Our receivables are short-term in nature and typically due in 30 to 45 days. We do not accrue interest on delinquent receivables. Accounts receivable includes amounts billed and currently due from customers and unbilled amounts for products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of September 30, 2022 and December 31, 2021 was $34.3 million and $24.1 million, respectively.
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

	Balance at Beginning of Period	Expense	Write off	Translation Adjustments	Balance at End of Period
Nine Months Ended September 30, 2022	$741	$224	$(63)	$(1)	$901
Nine Months Ended September 30, 2021	598	112	(156)	(1)	553
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

	September 30, 2022	December 31, 2021
Raw materials	$3,497	$1,870
Work-in-progress	6,503	4,288
Finished goods	152,730	113,659
	$162,730	$119,817

5.Property and Equipment, net
Property and equipment are stated at cost. We manufacture or construct most of our rental assets. During the manufacture of these assets, they are reflected as construction in progress until complete. Property and equipment consists of the following:

	September 30, 2022	December 31, 2021
Land	$5,302	$3,203
Buildings and improvements	24,604	22,532
Machinery and equipment	57,152	56,937
Vehicles under finance lease	28,515	23,450
Rental equipment	190,220	180,704
Furniture and fixtures	1,758	1,755
Computers and software	3,645	3,495
Gross property and equipment	311,196	292,076
Less: Accumulated depreciation	(196,008)	(175,992)
Net property and equipment	115,188	116,084
Construction in progress	14,911	13,033
Total property and equipment, net	$130,099	$129,117
6.Debt
We had no debt outstanding as of September 30, 2022 and December 31, 2021.
In August 2018, Cactus LLC entered into a five-year senior secured asset-based revolving credit facility with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for such lenders and as an issuing bank and swingline lender (the “ABL Credit Facility”). The ABL Credit Facility was first amended in September 2020 and provided for up to $75.0 million in revolving commitments.
On July 25, 2022, the ABL Credit Facility was amended and restated (the “Amended ABL Credit Facility”). The Amended ABL Credit Facility provides for up to $80.0 million in revolving commitments, up to $15.0 million of which is available for the issuance of letters of credit. Subject to certain terms and conditions set forth in the Amended ABL Credit Facility, Cactus LLC may request additional revolving commitments in an amount not to exceed $50.0 million, for a total of up to $130.0 million in revolving commitments. The Amended ABL Credit Facility matures on July 25, 2027, or such earlier date that is 91 days prior to the maturity date of any indebtedness that has a principal balance exceeding $30.0 million.
Borrowings under the Amended ABL Credit Facility bear interest at Cactus LLC’s option at either (i) the Alternate Base Rate (as defined therein) (“ABR”), or (ii) the Adjusted Term SOFR Rate (as defined therein) (“Term Benchmark”), plus, in each case, an applicable margin. Letters of credit issued under the Amended ABL Credit Facility accrue fees at a rate equal to the applicable margin for Term Benchmark borrowings. The applicable margin ranges from 0.0% to 0.50% per annum for ABR borrowings and 1.25% to 1.75% per annum for Term Benchmark borrowings and, in each case, is based on the average quarterly availability under the Amended ABL Credit Facility for the immediately preceding fiscal quarter. The unused portion of the Amended ABL Credit Facility is subject to a commitment fee of 0.250% per annum.
The maximum amount that Cactus LLC may borrow under the Amended ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments. We were in compliance with all covenants under the Amended ABL Credit Facility as of September 30, 2022.
7.Revenue
The majority of our revenues are derived from short-term contracts for fixed consideration or in the case of frac equipment rentals, for a fixed charge per day while the equipment is in use by the customer. Product sales generally do not include right of return or other significant post-delivery obligations. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenues are recognized when we satisfy a performance obligation by transferring control of the promised goods or providing services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The majority of our contracts with customers contain a single performance obligation to provide agreed upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. We do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. We do not incur any material costs of obtaining contracts.
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
We disaggregate revenue into three categories: product revenues, rental revenues and field service and other revenues. We have predominately domestic operations with a small amount of sales in Australia, the Kingdom of Saudi Arabia and other international markets. The following table presents our revenues disaggregated by category:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Product revenue	$121,782	66%	$74,835	65%	$328,054	65%	$197,136	64%
Rental revenue	27,105	15%	15,271	13%	73,143	15%	42,404	14%
Field service and other revenue	35,594	19%	25,257	22%	99,398	20%	69,133	22%
Total revenues	$184,481	100%	$115,363	100%	$500,595	100%	$308,673	100%
At September 30, 2022, we had a deferred revenue balance of $1.4 million compared to the December 31, 2021 balance of $1.8 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of September 30, 2022, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.
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
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other income (expense), net. After finalizing its 2021 federal tax return in August 2022, Cactus Inc. made an $11.7 million TRA payment, which is equal to 85% of the $13.7 million 2021 tax benefit resulting from the exchange of CW Units for shares of Class A common stock. In September 2021, Cactus Inc. made a $9.7 million TRA payment based on its 2020 federal tax return. As of September 30, 2022, the total liability from the TRA was $288.5 million with $27.7 million reflected in current liabilities based on the expected timing of our next payment. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus LLC or Cactus Inc.
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
9.Equity
As of September 30, 2022, Cactus Inc. owned 80.0% of Cactus LLC as compared to 78.0% as of December 31, 2021. As of September 30, 2022, Cactus Inc. had outstanding 60.7 million shares of Class A common stock (representing 80.0% of the total voting power) and 15.2 million shares of Class B common stock (representing 20.0% of the total voting power).

Redemptions of CW Units
Pursuant to the First Amended and Restated Limited Liability Company Operating Agreement of Cactus Wellhead, LLC (the “Cactus Wellhead LLC Agreement”), holders of CW Units are entitled to redeem their CW Units, which results in additional Class A common stock outstanding. Since our IPO in February 2018, 45.4 million CW Units and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock.
During the nine months ended September 30, 2022, 1.5 million CW Units, together with a corresponding number of shares of Class B common stock, were redeemed in exchange for Class A common stock in accordance with the Cactus Wellhead LLC Agreement. There was no change in the combined number of Cactus Inc. voting shares outstanding as a result of the redemptions.
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
Dividends
Aggregate cash dividends of $0.33 per share of Class A common stock declared during the nine months ended September 30, 2022 totaled $20.1 million compared to $0.28 per share of Class A common stock and $15.3 million during the nine months ended September 30, 2021. Cash dividends paid during the nine months ended September 30, 2022 and 2021 totaled $20.0 million and $15.2 million, respectively. Dividends accrue on unvested equity-based awards on the date of record and are paid upon vesting. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to the owners of CW Units other than Cactus Inc. for any dividends declared on our Class A common stock. See further discussion of the distributions below under “Member Distributions.”
Member Distributions
Distributions made by Cactus LLC are generally required to be made pro rata among all its members. For the nine months ended September 30, 2022, Cactus LLC distributed $31.7 million to Cactus Inc. to fund its dividend, TRA and estimated tax payments and made pro rata distributions to the other members totaling $8.0 million over the same period. During the nine months ended September 30, 2021, Cactus LLC distributed $24.7 million to Cactus Inc. to fund its dividend and TRA payments and made pro rata distributions to the other members totaling $8.1 million.
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
The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Cactus Inc.—basic	$31,425	$12,617	$79,185	$34,569
Net income attributable to non-controlling interest (1)	—	3,400	19,686	9,491
Net income attributable to Cactus Inc.—diluted (1)	$31,425	$16,017	$98,871	$44,060
Denominator:
Weighted average Class A shares outstanding—basic	60,665	58,248	60,164	54,188
Effect of dilutive shares (2)	441	17,834	16,132	21,857
Weighted average Class A shares outstanding—diluted (2)	61,106	76,082	76,296	76,045

Earnings per Class A share—basic	$0.52	$0.22	$1.32	$0.64
Earnings per Class A share—diluted (1),(2)	$0.51	$0.21	$1.30	$0.58
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 25.0% for the nine months ended September 30, 2022 and 28.0% for the three and nine months ended September 30, 2021.
(2)Diluted earnings per share for the three months ended September 30, 2022 excludes 15.2 million weighted average shares of Class B common stock as the effect would be anti-dilutive.

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
During the nine months ended September 30, 2022, we derived 65% of total revenues from the sale of our products, 15% of total revenues from rental and 20% of total revenues from field service and other. During the nine months ended September 30, 2021, we derived 64% of total revenues from the sale of our products, 14% of total revenues from rental and 22% of total revenues from field service and other. We have predominantly domestic revenues with a small amount of sales in select international markets.
Market Factors
Demand for our products and services depends primarily upon the general level of activity in the oil and gas industry, including the number of active drilling rigs, the number of wells drilled, the depth and working pressure of these wells, the number of well completions, the level of well remediation activity, the volume of production and the corresponding capital spending by oil and natural gas companies. Oil and gas activity is in turn heavily influenced by, among other factors, investor sentiment, availability of capital and oil and gas prices locally and worldwide, which have historically been volatile.
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
Our rental revenues are primarily dependent on the number of wells completed (i.e., hydraulically fractured), the number of wells on a well pad, the number of fracture stages per well and the number of fracture stages completed per day. Well completion activity generally follows the level of drilling activity over time but can be delayed or accelerated due to such factors as availability of drilling rigs, pressure pumping fleets and OCTG, takeaway capacity, storage capacity, spot prices, overall service cost inflation and budget considerations.
Field service and other revenues are closely correlated to revenues from product sales and rentals, as items sold or rented almost always have an associated service component. Therefore, the market factors and trends of product sales and rental revenues similarly impact the associated levels of field service and other revenues generated.
Recent Developments and Trends
Oil prices have been extremely volatile throughout 2022 primarily due to global import restrictions already enacted and anticipated to be enacted on Russian oil in response to the conflict in Ukraine, efforts by the President of the United States to combat rising gasoline prices by releasing oil from the Strategic Petroleum Reserve, fears of a recession in the United States, China and Europe caused by increasing inflation and rising interest rates and planned production cuts by the Organization of Petroleum Exporting Countries (OPEC+). Oil prices reached their peak in March 2022 with West Texas Intermediate (“WTI”) prices increasing to over $123 per barrel. Prices remained elevated, yet volatile for several months until briefly dropping to under $77 per barrel in late September 2022, approaching lower pricing not seen since the beginning of 2022, only to increase to over $90 in early November 2022.
Prices for natural gas have been elevated, but also volatile, throughout 2022 in the United States due to several factors including higher demand for heating due to a colder winter at the beginning of the year, a nationwide heat wave during the summer and record-high LNG exports due to a rise in global LNG demand. Henry Hub natural gas spot prices have increased from an average of $3.76 per one million British Thermal Units (“MMBtu”) for December 2021 to an average high of $8.14 per MMBtu for May 2022 and most recently to an average of $5.66 per MMBtu for October 2022. Delivery bottlenecks, lack of storage capacity and mild weather in Europe have contributed to the aforementioned price decline.
The ongoing conflict in Ukraine has had repercussions globally and in the United States by continuing to cause uncertainty, not only in the oil and natural gas markets, but also in the financial markets. Such uncertainty already has and could continue to result in stock price volatility and supply chain disruptions as well as higher oil and natural gas prices which could result in higher inflation worldwide, impact consumer spending and negatively impact demand for our goods and services. Moreover, additional interest rate increases by the U.S. Federal Reserve to combat inflation could further increase the probability of a recession.
Notwithstanding the significant commodity price volatility this year, we have seen increases in United States onshore drilling activity, particularly among private operators. During the three months ended September 30, 2022, the weekly average U.S. onshore rig count as reported by Baker Hughes was 741 rigs compared to 697 rigs for the three months ended June 30, 2022 and 483 rigs for the three months ended September 30, 2021. Current rig activity remains significantly reduced from 2019 levels when the weekly average rig count for the three months ended March 31, 2019 was 1,021. However, notwithstanding the impact of longer laterals, improved rig efficiencies have partially offset the impact of this reduction. As of November 4, 2022, the U.S. onshore rig count was 754.
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
Inflation and Increased Costs
Supply chain disruptions, geopolitical issues and significantly increased demand for goods and services worldwide resulted in substantial increases in fuel, raw materials, component parts, ocean freight charges and increased labor costs this year. Inflation as reported by the U.S. Bureau of Labor Statistics has increased in 2022, rising from an average of 4.7% in 2021 to 8.2% in

September 2022. September’s reported increase was down slightly from the high of 9.1% in June 2022 but was higher than economists expected, continuing to fuel fears of a recession. Salaries and wages remain elevated as a result of competitive labor markets, especially in certain key oil and gas producing areas, but also due to broader inflation trends and labor shortages. We expect we will continue to experience inflationary pressures on our cost structure for the foreseeable future; however, tightness in overseas freight and transit times from China have eased. Additionally, raw material and component costs are moderating due in part to a strengthening United States dollar and weakening steel demand. Nonetheless, we cannot be confident that transit times or input prices will return to the lower levels experienced in prior years. Continued inflation and looming concerns regarding a possible recession weigh on the outlook for oil demand which could in turn negatively impact demand for our goods and services.
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
Three Months Ended September 30, 2022 Compared to Three Months Ended June 30, 2022

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended
	September 30, 2022	June 30, 2022	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$121,782	$112,232	$9,550	8.5%
Rental revenue	27,105	23,695	3,410	14.4
Field service and other revenue	35,594	34,288	1,306	3.8
Total revenues	184,481	170,215	14,266	8.4
Costs and expenses
Cost of product revenue	73,747	69,172	4,575	6.6
Cost of rental revenue	16,323	15,328	995	6.5
Cost of field service and other revenue	27,145	26,734	411	1.5
Selling, general and administrative expenses	15,970	14,740	1,230	8.3
Total costs and expenses	133,185	125,974	7,211	5.7
Income from operations	51,296	44,241	7,055	15.9

Interest income, net	1,140	304	836	nm
Other income, net	1,125	—	1,125	nm
Income before income taxes	53,561	44,545	9,016	20.2
Income tax expense	12,041	8,765	3,276	37.4
Net income	41,520	35,780	5,740	16.0
Less: net income attributable to non-controlling interest	10,095	8,636	1,459	16.9
Net income attributable to Cactus Inc.	$31,425	$27,144	$4,281	15.8%
nm = not meaningful

Revenues
Product revenue was $121.8 million for the third quarter of 2022 compared to $112.2 million for the second quarter of 2022. The increase of $9.6 million, representing a 9% increase, was primarily due to increased sales of wellhead and production related equipment resulting from higher drilling activity by our customers as well as continued cost recovery efforts.
Rental revenue for the third quarter of 2022 was $27.1 million, an increase of $3.4 million, or 14%, from $23.7 million for the second quarter of 2022. The increase was mainly attributable to higher customer drilling and completion activity and associated repairs.
Field service and other revenue of $35.6 million for the third quarter of 2022 increased $1.3 million, or 4%, from $34.3 million for the second quarter of 2022. The increase was primarily due to higher billable hours from increased customer activity.
Costs and expenses
Cost of product revenue for the third quarter of 2022 of $73.7 million increased $4.6 million, or 7%, from $69.2 million for the second quarter of 2022. The increase was primarily attributable to the increase in product sales as well as increased costs associated with freight and overhead.
Cost of rental revenue for the third quarter of 2022 was $16.3 million, an increase of $1.0 million, or 6%, from $15.3 million for the second quarter of 2022 mainly due to increased equipment repair costs partially offset by lower depreciation expense on our rental fleet.
Cost of field service and other revenue was $27.1 million for the third quarter of 2022, an increase of $0.4 million, or 2%, from $26.7 million for the second quarter of 2022. The increase was primarily related to increased personnel costs associated with an increase in the number of field personnel and higher wages partially offset by lower third-party service costs.
Selling, general and administrative expenses for the third quarter of 2022 were $16.0 million, an increase of $1.2 million, or 8%, from $14.7 million for the second quarter of 2022. The increase was primarily due to increased personnel costs associated with higher salaries and wages, benefits and stock-based compensation expense as well as increased professional fees, offset slightly by lower bad debt expense.
Interest income, net. Interest income, net for the third quarter of 2022 was $1.1 million compared to $0.3 million for the second quarter of 2022. The increase of $0.8 million was primarily due to higher interest income as a result of increased interest rates.
Other income, net. Other income, net for the third quarter of 2022 of $1.1 million represented a non-cash adjustment for the revaluation of the liability related to the tax receivable agreement as a result of changes to the state tax rate.
Income tax expense. Income tax expense for the third quarter of 2022 was $12.0 million compared to $8.8 million for the second quarter of 2022. Income tax expense for the third quarter of 2022 included approximately $11.0 million of expense associated with current income and $1.1 million of expense associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate offset by a $0.1 million tax benefit associated with the partial valuation allowance release in conjunction with third quarter 2022 redemptions of CW Units. Partial valuation releases occur in conjunction with redemptions of CW Units as a portion of Cactus Inc.’s deferred tax assets from its investment in Cactus LLC becomes realizable. Income tax expense for the second quarter of 2022 included approximately $9.1 million of expense associated with current income offset by a $0.3 million tax benefit associated with the partial valuation allowance release in conjunction with second quarter 2022 redemptions of CW Units.
Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus LLC. Income allocated to the non-controlling interest is not subject to U.S. federal or state tax.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table presents summary consolidated operating results for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$328,054	$197,136	$130,918	66.4%
Rental revenue	73,143	42,404	30,739	72.5
Field service and other revenue	99,398	69,133	30,265	43.8
Total revenues	500,595	308,673	191,922	62.2
Costs and expenses
Cost of product revenue	203,839	134,329	69,510	51.7
Cost of rental revenue	46,740	39,824	6,916	17.4
Cost of field service and other revenue	78,685	51,645	27,040	52.4
Selling, general and administrative expenses	44,804	33,160	11,644	35.1
Total costs and expenses	374,068	258,958	115,110	44.5
Income from operations	126,527	49,715	76,812	nm

Interest income (expense), net	1,344	(632)	1,976	nm
Other income (expense), net	10	(1,410)	1,420	nm
Income before income taxes	127,881	47,673	80,208	nm
Income tax expense	23,498	586	22,912	nm
Net income	104,383	47,087	57,296	nm
Less: net income attributable to non-controlling interest	25,198	12,518	12,680	nm
Net income attributable to Cactus Inc.	$79,185	$34,569	$44,616	nm
nm = not meaningful
Revenues
Product revenue was $328.1 million for the nine months ended September 30, 2022 compared to $197.1 million for the nine months ended September 30, 2021. The increase of $130.9 million, representing a 66% increase from 2021, was primarily due to higher sales of wellhead and production related equipment resulting from higher activity by our customers as well as continued cost recovery efforts.
Rental revenue of $73.1 million for the first nine months of 2022 increased $30.7 million, or 72%, from $42.4 million for the first nine months of 2021. The increase was primarily attributable to higher drilling and completion activity by our customers and associated repairs.
Field service and other revenue for the nine months ended September 30, 2022 was $99.4 million, an increase of $30.3 million, or 44%, from $69.1 million for the nine months ended September 30, 2021. The increase was attributable to increased customer activity, resulting in higher billable hours and ancillary services as well as cost recovery measures.
Costs and expenses
Cost of product revenue for the nine months ended September 30, 2022 was $203.8 million, an increase of $69.5 million, or 52%, from $134.3 million for the nine months ended September 30, 2021. The increase was largely attributable to an increase in product sales and increased costs associated with materials, freight and overhead.
Cost of rental revenue of $46.7 million for the first nine months of 2022 increased $6.9 million, or 17%, from $39.8 million for the first nine months of 2021. The increase was primarily due to higher scrap expense, repair and equipment reactivation costs and increased personnel, ancillary costs and branch expenses, partially offset by lower depreciation expense on our rental fleet.

Cost of field service and other revenue was $78.7 million for the nine months ended September 30, 2022, an increase of $27.0 million, or 52%, from $51.6 million for the nine months ended September 30, 2021. The increase was mainly related to higher personnel costs resulting from an increase in the number of field and branch personnel and higher wages as well as higher fuel and third-party service costs associated with increased field service activity levels.
Selling, general and administrative expenses for the nine months ended September 30, 2022 were $44.8 million compared to $33.2 million for the nine months ended September 30, 2021. The $11.6 million increase was largely attributable to increased personnel costs primarily related to higher salaries and wages, benefits and accruals for annual incentive bonuses. Additional increases related to higher stock-based compensation expense, professional fees, information technology expenses and travel costs.
Interest income (expense), net. Interest income, net for the first nine months of 2022 was $1.3 million compared to interest expense, net of $0.6 million for the first nine months of 2021. The increase in interest income, net of $2.0 million was primarily due to higher interest income earned on cash invested resulting from increased interest rates in 2022.
Other expense, net. Other expense, net for the nine months ended September 30, 2021 of $1.4 million related to a $1.0 million non-cash adjustment for the revaluation of the liability related to the tax receivable agreement and $0.4 million for professional fees and other expenses associated with the 2021 Secondary Offering.
Income tax expense. Income tax expense for the nine months ended September 30, 2022 was $23.5 million compared to $0.6 million for the nine months ended September 30, 2021. Income tax expense for the first nine months of 2022 included approximately $26.3 million of expense associated with current income offset by a $1.7 million benefit associated with permanent differences related to equity compensation and a $1.2 million tax benefit associated with the partial valuation allowance release in conjunction with CW Unit redemptions during the year. The income tax expense for the first nine months of 2021 included an $8.9 million benefit associated with a partial valuation allowance release associated with CW Unit redemptions during the year and a $1.1 million benefit associated with permanent differences related to equity compensation.
Liquidity and Capital Resources
At September 30, 2022, we had $320.6 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under our Amended ABL Credit Facility. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of September 30, 2022, we had no borrowings outstanding under our Amended ABL Credit Facility and $80.0 million of available borrowing capacity. Additionally, we were in compliance with the covenants of the Amended ABL Credit Facility as of September 30, 2022.
We believe that our existing cash on hand, cash generated from operations and available borrowings under our Amended ABL Credit Facility will be sufficient for at least the next 12 months to meet working capital requirements, anticipated capital expenditures, expected payments related to the TRA, anticipated tax liabilities and dividends to holders of our Class A common stock as well as pro rata cash distributions to the holders of CW Units other than Cactus Inc.
For the nine months ended September 30, 2022, net capital expenditures totaled $19.5 million, which were primarily related to additions to the Company’s fleet of rental equipment, including drilling-related tools, and additional investment in and expansion of our Bossier City location. We currently estimate our net capital expenditures for the year ending December 31, 2022 will be approximately $25 million. We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, available capacity in existing locations, prevailing economic conditions, market conditions in the E&P industry, customers’ forecasts, volatility and company initiatives.
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

Cash Flows
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$78,605	$52,084
Net cash used in investing activities	(19,496)	(8,417)
Net cash used in financing activities	(37,187)	(30,354)
Net cash provided by operating activities was $78.6 million and $52.1 million for the nine months ended September 30, 2022 and 2021, respectively. Operating cash flows for 2022 increased primarily due to an increase in income offset by a $2.0 million increase in TRA payments and an increase in working capital, largely related to the increase in inventory and increased accounts receivable associated with higher revenues.
Net cash used in investing activities was $19.5 million and $8.4 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily due to increased investments associated with our rental fleet and additional investment in and expansion of our Bossier City location.
Net cash used in financing activities was $37.2 million and $30.4 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily comprised of a $4.8 million increase in dividend payments, a $1.3 million increase in share repurchases from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period, a $0.7 million increase in payments on finance leases and $0.2 million in deferred financing costs.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2021 Annual Report. Our exposure to market risk has not changed materially since December 31, 2021.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Not applicable.
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
10.1*
Second Amendment to Credit Agreement, dated as of July 25, 2022, among Cactus Wellhead, LLC, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.C., as administrative agent, an issuing bank and swingline lender

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

Cactus, Inc.

November 7, 2022	By:	/s/ Scott Bender
Date		Scott Bender President, Chief Executive Officer and Director (Principal Executive Officer)

November 7, 2022	By:	/s/ Stephen Tadlock
Date		Stephen Tadlock Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)