Form 10-K
period 2022-12-31
Cactus, Inc.
filed 2023-03-01
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☑
As of June 30, 2022, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $2.4 billion.
As of February 27, 2023, the registrant had 64,127,114 shares of Class A common stock, $0.01 par value per share, and 14,978,225 shares of Class B common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

i

EXPLANATORY NOTE
On February 28, 2023, Cactus, Inc. (“Cactus Inc.”) through one of its subsidiaries, completed its previously announced merger of the FlexSteel business (the “Merger”) through a merger with HighRidge Resources, Inc. and its subsidiaries (“HighRidge”). On February 27, 2023, in order to facilitate the Merger with HighRidge, an internal reorganization was completed in which Cactus Companies, LLC (“Cactus Companies”), a recently formed wholly-owned subsidiary of Cactus Inc., acquired all of the outstanding units representing ownership interests in Cactus Wellhead, LLC, the operating subsidiary of Cactus Inc. (the “CC Reorganization”). FlexSteel Holdings, Inc. was a wholly-owned subsidiary of HighRidge prior to the Merger and was converted into a limited liability company, contributed from HighRidge to Cactus Companies as part of the CC Reorganization and is now named FlexSteel Holdings, LLC (“FlexSteel”).
Although this Annual Report on Form 10-K is filed after the completion of the Merger and the CC Reorganization, unless otherwise specifically noted herein or the context otherwise requires, information set forth herein only relates to the period as of and for the annual period ended December 31, 2022 and therefore does not include the information of HighRidge for that period or reflect the CC Reorganization. Accordingly, unless otherwise specifically noted herein or the context otherwise requires, references herein to Cactus Inc. and its consolidated subsidiaries (the “Company”, “we”, “us”, “our” and “Cactus”) refers only to Cactus and its consolidated subsidiaries prior to the Merger and the CC Reorganization and do not include results and other information associated with HighRidge and the FlexSteel business.

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
Important factors that could cause actual results to differ materially from those contained in the forward‑looking statements include, but are not limited to:
•demand for our products and services, which is affected by, among other things, changes in the price of crude oil and natural gas;
•the number of active drilling and workover rigs, pad sizes, drilling and completion efficiencies, lateral lengths, well productivity, well counts and availability of takeaway and storage capacity;
•changes in the number of drilled but uncompleted wells (“DUCs”);
•competition and capacity within the oilfield services industry;
•consolidation activity involving our customers;
•disparities in activity levels between private operators and large publicly-traded exploration and production (“E&P”) companies;
•the financial health of our customers and our credit risk of customer non-payment;
•availability and cost of raw materials, components and imported items;
•changes in inland and ocean shipping costs as well as transit times;
•transportation differentials associated with reduced capacity in and out of the storage hub in Cushing, Oklahoma;
•the impact of inflation, rising interest rates and a recession;
•availability and cost of skilled and qualified workers and our ability to recruit and retain employees and managers;
ii

•potential liabilities such as warranty and product liability claims arising out of the installation, use or misuse of our products;
•our financial strategy, operating cash flows, liquidity and capital required for our business, including our ability to obtain and repay debt-financing and to pay dividends;
•our ability to retain, expand and create new relationships with major customers or suppliers;
•laws and regulations, including environmental regulations, that may increase our costs or our customers’ costs, limit the demand for our products and services or restrict our operations;
•disruptions in political, regulatory, economic and social conditions domestically or internationally, including, for instance, the armed conflict between Russia and Ukraine and associated sanctions on Russia;
•the severity and duration of the ongoing coronavirus (“COVID-19”) pandemic, or other global pandemics, and the extent of their impact on our business, including employee absenteeism;
•the impact of actions taken by the Organization of Petroleum Exporting Countries and other oil and gas producing countries (“OPEC+”) affecting the supply of oil and gas;
•the impact of planned and possible future releases from and replenishments to the Strategic Petroleum Reserve;
•the impact of LNG regasification and storage capacity on associated natural gas demand;
•the significance of future liabilities under the Tax Receivable Agreement (the “TRA”) we entered into in connection with our initial public offering;
•a failure of our information technology infrastructure or any significant breach of security;
•potential uninsured claims and litigation against us;
•currency exchange rate fluctuations associated with our international operations; and
•our ability to successfully integrate FlexSteel with and into our business, retain key personnel from FlexSteel after the completion of the Merger and realize the expected benefits of the transaction in an efficient and effective manner.
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
Cactus Inc. was incorporated on February 17, 2017 as a Delaware corporation for the purpose of completing an initial public offering of equity and related transactions, which was completed on February 12, 2018 (our “IPO”). We began operating in August 2011 following the formation of Cactus LLC in part by Scott Bender and Joel Bender, who have owned or operated wellhead manufacturing businesses since the late 1970s. Cactus Inc. is a holding company whose only material asset is an equity interest consisting of units representing limited liability company interests in Cactus LLC (“CW Units”). Cactus Inc. became the sole managing member of Cactus LLC upon completion of our IPO and is responsible for all operational, management and administrative decisions relating to Cactus LLC’s business. Pursuant to the Second Amended and Restated Limited Liability Company Operating Agreement of Cactus LLC (the “Cactus Wellhead LLC Agreement”), owners of CW Units are entitled to redeem their CW Units for shares of Cactus Inc.’s Class A common stock, par value $0.01 per share (“Class A common stock”) on a one-for-one basis, which results in a corresponding increase in Cactus Inc.’s membership interest in Cactus LLC and an increase in the number of shares of Class A common stock outstanding. We refer to the owners of CW Units, other than Cactus Inc. (along with their permitted transferees), as “CW Unit Holders.” CW Unit Holders own one share of our Class B common stock, par value $0.01 per share (“Class B common stock”) for each CW Unit such CW Unit Holder owns. Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our amended and restated certificate of incorporation. Cactus WH Enterprises, LLC (“Cactus WH Enterprises”) is the largest CW Unit Holder. Cactus WH Enterprises is a Delaware limited liability company owned by Scott Bender, Joel Bender, Steven Bender and certain other employees. Cadent Energy Partners II, L.P. (“Cadent”), an affiliate of Cadent Energy Partners LLC, owned more than 10% of issued and outstanding CW Units until March 2021, when it redeemed 4,111,250 of the CW Units (together with an equal number of shares of Class B common stock) owned by it in connection with the March 2021 offer and sale by certain selling stockholders of Class A common stock. Subsequently, in a series of additional transactions throughout 2021, Cadent and its affiliates transferred or redeemed the remainder of its CW Units. The redeemed CW Units were redeemed for Class A common stock, with such shares being distributed to their owners pro rata.
As of December 31, 2022, Cactus Inc. owned 80.3% and CW Unit Holders owned 19.7% of Cactus LLC, which was based on 60.9 million shares of Class A common stock issued and outstanding and 15.0 million shares of Class B common stock issued and outstanding. Cactus WH Enterprises held approximately 17.6% of our voting power as of December 31, 2022. Following a public offering completed on January 13, 2023, Cactus Inc. owned 81.1% and CW Unit Holders owned 18.9% of Cactus LLC, which was based on 64.1 million shares of Class A common stock issued and outstanding and 15.0 million shares of Class B common stock issued and outstanding. Cactus WH Enterprises held approximately 16.9% of our voting power as of the completion of such offering.
Since our IPO in February 2018, 45.6 million CW Units and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock. The following is a rollforward of ownership of legacy CW Units by CW Unit Holders for the three years ended December 31, 2022:

CW Units
(in thousands)
CW Units held by legacy CW Unit Holders as of December 31, 2019	27,958
CW Unit redemptions	(303)
CW Units held by legacy CW Unit Holders as of December 31, 2020	27,655
Follow-on equity offering in March 2021	(6,273)
Cadent redemption in June 2021	(3,292)
Cadent redemption in September 2021	(715)
Other CW Unit redemptions	(701)
CW Units held by legacy CW Unit Holders as of December 31, 2021	16,674
CW Unit redemptions	(1,696)
CW Units held by legacy CW Unit Holders as of December 31, 2022	14,978
For a detailed discussion of significant 2021 activity and redemptions, See Note 10 in the Notes to the Consolidated Financial Statements.
The following diagram indicates our simplified ownership structure as of December 31, 2022:

Acquisition of FlexSteel
On December 30, 2022, Cactus Inc. and its newly-formed subsidiary, Atlas Merger Sub, LLC, entered into a definitive agreement (the “Merger Agreement”) to acquire HighRidge on the terms and subject to the conditions set forth in the Merger Agreement. The Merger closed on February 28, 2023 whereby Atlas Merger Sub, LLC merged into HighRidge, with HighRidge being the surviving entity. HighRidge’s primary purpose was to own 100% of the equity in FlexSteel Holdings, Inc. Subsequent to the Merger, FlexSteel Holdings, Inc. was converted into a limited liability company, now named FlexSteel Holdings, LLC (previously defined as “FlexSteel”). Also subsequent to the Merger, Cactus Inc. contributed HighRidge to Cactus Acquisitions LLC (“Cactus Acquisitions”), a newly created entity, whereby HighRidge was converted into a limited liability company. Finally, Cactus Acquisitions contributed FlexSteel to Cactus Companies (defined below) which had previously acquired all of the outstanding units of Cactus LLC in exchange for an equal number of CC Units (defined below) prior to the Merger closing.
FlexSteel is a leading manufacturer and provider of differentiated onshore spoolable pipe technologies and associated installation services. FlexSteel operates through service centers and pipe yards located throughout the United States and Canada, while also providing equipment and services in select international markets. FlexSteel has a manufacturing facility in Baytown, Texas. We believe this acquisition enhances Cactus’ position as a premier manufacturer and provider of highly engineered equipment to the E&P industry and expands our reach further downstream. We also believe FlexSteel’s products are highly complementary to Cactus’ equipment at the wellsite and provides meaningful growth potential for Cactus.
We acquired HighRidge on a cash-free, debt-free basis, for a purchase price of approximately $621.2 million, subject to certain working capital, debt and other customary adjustments set forth in the Merger Agreement. In addition to the upfront consideration, there is a potential future earn-out payment of up to $75 million to be paid no later than the third quarter of 2024, if certain revenue growth targets are met by FlexSteel. We funded the upfront purchase price using a combination of $165.6 million of net proceeds received from a public offering of shares of our Class A common stock completed on January 13, 2023, borrowings under the Amended ABL Credit Facility (as defined in Note 15 in the Notes to the Consolidated Financial Statements) and available cash on hand at the time of closing.
Internal Reorganization and Current Ownership Structure
On February 27, 2023, in order to facilitate the Merger, an internal reorganization (the “CC Reorganization”) was completed in which Cactus Companies, LLC (“Cactus Companies”), a wholly-owned subsidiary of Cactus Inc. formed on February 6, 2023, acquired all of the outstanding units representing ownership interests in the operating subsidiary of Cactus Inc., Cactus LLC, in exchange for an equal number of units representing limited liability company interests in Cactus Companies (“CC Units”) issued to each of the previous owners of CW Units. Cactus Inc. is a holding company whose only material asset is a direct and indirect equity interest consisting of CC Units following the completion of the CC Reorganization (which were CW Units from the IPO until the CC Reorganization). Cactus Inc. was the sole managing member of Cactus LLC upon completion of our IPO until the CC Reorganization and became the sole managing member of Cactus Companies upon completion of the CC Reorganization. In connection with the CC Reorganization, Cactus Inc., Cactus Acquisitions and the remaining owners of CC Units entered into the Amended and Restated Limited Liability Company Operating Agreement of Cactus Companies (the “Cactus Companies LLC Agreement”), which contains substantially the same terms and conditions as the Second Amended and Restated Limited Liability Company Operating Agreement of Cactus LLC (the “Cactus Wellhead LLC Agreement”), which was the limited liability company operating agreement of Cactus LLC prior to the CC Reorganization. Cactus Inc. was responsible for all operational, management and administrative decisions relating to Cactus LLC’s business for the period from completion of our IPO until the CC Reorganization and for the Cactus Companies’ business for periods after the CC Reorganization.
From the completion of our IPO until the CC Reorganization, pursuant to the Cactus Wellhead LLC Agreement, owners of CW Units were entitled to redeem their CW Units for shares of Cactus Inc.’s Class A common stock on a one-for-one basis, which would have resulted in a corresponding increase in Cactus Inc.’s membership interest in Cactus LLC and an increase in the number of shares of Class A common stock outstanding. After the CC Reorganization, we refer to the owners of CC Units, other than Cactus Inc. (along with their permitted transferees), as “CC Unit Holders.” From the completion of our IPO until the CC Reorganization, CW Unit Holders owned one share of our Class B common stock for each CW Unit such CW Unit Holder owned and, upon the completion of the CC Reorganization, such CW Unit Holders ceased to be holders of CW Units and, instead, became holders of a number of CC Units equal to the number of CW Units such CW Unit Holders held immediately prior to the completion of the CC Reorganization. Following the completion of the CC Reorganization, CC Unit Holders own one share of our Class B Common Stock for each CC Unit such CC Unit Holder owns and Cactus Companies is the sole member of Cactus LLC. Pursuant to the Cactus Companies LLC Agreement, owners of CC Units are entitled to redeem their CC Units for shares of Cactus Inc.’s Class A common stock on a one-for-one basis, which would result in a corresponding increase in Cactus Inc.’s membership interest in Cactus Companies and an increase in the number of shares of Class A common stock outstanding.
Holders of Class A common stock and Class B common stock continue to vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our amended and restated certificate of incorporation. Cactus WH Enterprises remains the largest CC Unit Holder following the completion of the CC Reorganization.
As of February 28, 2023, following completion of the CC Reorganization, Cactus Inc. owned 81.1% through direct and indirect ownership of Cactus Companies and the CC Unit Holders owned 18.9%, which was based on 64.1 million shares of Class A common stock issued and outstanding and 15.0 million shares of Class B common stock issued and outstanding. Cactus WH Enterprises held approximately 16.9% of our voting power as of February 28, 2023.
The following diagram indicates our simplified ownership structure immediately following the completion of the CC Reorganization:
The remainder of this “Item 1. Business” section specifically excludes the impact of the FlexSteel acquisition unless otherwise noted, as it was not a part of our business prior to December 31, 2022. Additional details on the business can be found in our Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 3, 2023 announcing the signing of the Merger Agreement.

Our Products
Our principal products include our Cactus SafeDrill® wellhead systems as well as frac stacks, our Cactus SafeLink® monobore, SafeClamp® and SafeInject® systems, zipper manifolds and production trees that we design and manufacture. Every oil and gas well requires a wellhead system, which is installed throughout the drilling process and remains with the well through its entire productive life. The Cactus SafeDrill® wellhead systems employ technology which allows technicians to land and secure casing strings more safely from the rig floor, reducing the need to descend into the cellar. We believe we are a market leader in the application of such technology, with thousands of our products sold and installed across the United States since 2011. During the completion phase of a well, we rent frac stacks, zipper manifolds and other high-pressure equipment including our SafeLink®, SafeClamp® and SafeInject® systems that are used for well control and managing the transmission of frac fluids and proppants during the hydraulic fracturing process. These severe service applications require robust and reliable equipment. Cactus, through its proprietary equipment, digital offerings and services, reduces the need for human intervention in the exclusion zone, minimizing non-productive time and leading to inherently safer and more environmentally responsible operations. For the subsequent production phase of a well, we sell production trees and equipment which are installed on the wellhead after the frac stack has been removed. In addition, we provide mission-critical field services for all of our products and rental items, including 24-hour service crews to assist with the installation, maintenance, repair and safe handling of the wellhead and pressure control equipment. Our innovative wellhead products and pressure control equipment are developed internally.
We believe that customers select our products, among other reasons, due to brand name recognition associated with our engineered products, which we believe is due to our focus on safety, reliability, cost effectiveness and time saving features. We optimize our products for pad drilling (i.e., the process of drilling multiple wellbores from a single surface location) to reduce rig time and provide operators with significant efficiencies that translate into increased safety, reduced environmental impact and cost savings at the wellsite.
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
Our Revenues
We operate in one business segment. Our revenues are derived from three sources: products, rentals, and field service and other. Product revenues are primarily derived from the sale of wellhead systems and production trees. Rental revenues are primarily derived from the rental of equipment used during the completion process, the repair of such equipment and the rental of tools used during drilling operations. Field service and other revenues are primarily earned when we provide installation and other field services for both product sales and equipment rental. Additionally, other revenues are derived from providing repair and reconditioning services to customers that have previously purchased wellheads or production trees. Items sold or rented generally have an associated service component. As a result, there is a close correlation between field service and other revenues and revenues from product sales and rentals.
For the year ended December 31, 2022, we derived 66% of our total revenues from the sale of our products, 14% from rental and 20% from field service and other. In 2021, we derived 64% of our total revenues from the sale of our products, 14% from rental and 22% from field service and other. In 2020, we derived 59% of our total revenues from the sale of our products, 19% from rental and 22% from field service and other. We have predominantly domestic operations, with a small amount of sales in select international markets.
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
Suppliers and Raw Materials
Forgings, castings, tube and bar stock represent the principal raw materials used in the manufacture of our products and rental equipment. In addition, we require accessory items (such as elastomers, ring gaskets, studs and nuts) and machined components. We purchase a majority of these items from vendors primarily located in the United States, China, India and Australia. During each of the three years in the period ended December 31, 2022, no vendor represented 10% or more of our total third-party vendor purchases of raw materials, finished products, components, equipment, machining and other services. We do not believe that we are overly dependent on any individual vendor to supply our required materials or services. The materials and services essential to our business are normally readily available and, where we use one or a few vendors as a source of any particular materials or services, we believe that we can, within a reasonable period of time, make satisfactory alternative arrangements in the event of an interruption of supply from any vendor. We believe our materials and services vendors have the capacity to meet additional demand should we require it, although at higher costs and with extended deliveries.
Manufacturing
Our manufacturing and production facilities are located in Bossier City, Louisiana and Suzhou, China. Although both facilities can produce our full range of products, our Bossier City facility has advanced capabilities and is designed to support time-sensitive and rapid turnaround of made-to-order equipment, while our facility in China is optimized for longer lead time orders and outsources its machining requirements. The facilities are licensed to the latest American Petroleum Institute (“API”) 6A specification for wellheads and valves and API Q1 and ISO 9001:2015 quality management systems. Where traditional manufacturing facilities are designed to run in batches with different machining processes occurring in stages, our Bossier City facility uses advanced computer numeric 5 Axis control machines to perform multiple machining operations with fewer set-ups. We believe eliminating the queue times between machining operations allows us to offer significantly shorter order-to-delivery times compared to our competitors, albeit at higher costs than our facility in China. Responsiveness to urgent needs strengthens our relationship with key customers. The Bossier City facility has the ability to perform phosphate and oil coating, copper coating and frac rental equipment remanufacturing. Our production facility in China is configured to efficiently produce our range of pressure control products and components for less time-sensitive, higher-volume orders. The Suzhou facility assembles and tests finished and semi-finished machined components before shipment to the United States, Australia and other international locations. Our Suzhou subsidiary is wholly-owned, and its facility is staffed by Cactus employees, which we believe is a key factor in ensuring high quality and dependable deliveries.
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
Customers
We serve over 200 customers representing private operators, publicly-traded independents, majors and other companies with operations in the key U.S. oil and gas producing basins as well as in Australia, the Kingdom of Saudi Arabia and other international locations. No customer represented more than 10% of total revenues during the year ended December 31, 2022. One customer represented approximately 12% of our total revenues during the year ended December 31, 2021, whereas no customer represented 10% or more of total revenues during the year ended December 31, 2020.
Competition
The markets in which we operate are highly competitive. We believe we are one of the largest suppliers of wellheads used in the United States. We compete with divisions of Schlumberger and TechnipFMC, as well as a large number of other companies. We believe the rental market for frac stacks and related flow control equipment is more fragmented than the wellhead product market. Cactus does not believe any individual company represents more than 20% of the U.S. rental market.
We believe the competitive factors in the markets we serve include technical features, equipment availability, work force competency, efficiency, safety record, reputation, continuity of management and price. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment. While we seek to be competitive in our pricing, we believe many of our customers elect to work with us based on product performance, features, safety and availability, as well as the quality of our people, equipment and services. We seek to differentiate ourselves from our competitors by delivering the highest‑quality services and equipment possible, coupled with superior execution and operating efficiency in a safe working environment.
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
Licenses and Certifications. Our manufacturing facility in Bossier City, Louisiana and our production facility in Suzhou, China are currently licensed by the API to monogram manufactured products in accordance with API 6A, 21st Edition product specification for both wellheads and valves while the quality management system is certified to API Q1, 9th Edition and ISO 9001:2015. These licenses and certifications expire every three years and are renewed upon successful completion of annual audits. Cactus has also developed an API Q2 program specific to our service business. At this time, we have not yet applied for API Q2 certification, but we are implementing the API Q2 Quality Management System at select service locations to reduce well site non-productive time, improve service tool reliability and enhance customer satisfaction and retention. Our current API licenses and certifications are published on our website under the “Quality Assurance & Control” section of our website at www.CactusWHD.com. API’s standards are subject to revision, however, and there is no guarantee that future amendments or substantive changes to the standards would not require us to modify our operations or manufacturing processes to meet the new standards. Doing so may materially affect our operational costs. We also cannot guarantee that changes to the standards would not lead to the rescission of our licenses should we be unable to make the changes necessary to meet the new standards. Loss of our API licenses could materially affect demand for these products.
Hydraulic Fracturing. Most of our customers utilize hydraulic fracturing in their operations. Environmental concerns have been raised regarding the potential impact of hydraulic fracturing and the resulting wastewater disposal on underground water supplies and seismic activity. These concerns have led to several regulatory and governmental initiatives in the United States to restrict the hydraulic fracturing process, which could have an adverse impact on our customers’ completions or production activities. Although we do not conduct hydraulic fracturing, our products are used in hydraulic fracturing. Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and gas production activities using hydraulic fracturing techniques. In December 2021, the Texas Railroad Commission, which regulates the state’s oil and gas industry, suspended the use of deep wastewater disposal wells in four oil-producing counties in West Texas. The suspension is intended to mitigate earthquakes thought to be caused by the injection of waste fluids, including saltwater, that are a byproduct of hydraulic fracturing into disposal wells. The ban will require oil and gas production companies to find other options to handle the wastewater, which may include piping or trucking it longer distances to other locations not under the ban. In addition, the Texas Railroad Commission has overseen the development of well-operator-led response plans to reduce injection volumes in other portions of West Texas in order to reduce seismicity in these areas. The adoption of new laws or regulations at the federal, state, local or foreign level imposing reporting obligations on, or otherwise limiting, delaying or banning, the hydraulic fracturing process or other processes on which hydraulic fracturing and subsequent hydrocarbon production relies, such as water disposal, could make it more difficult to complete oil and natural gas wells. Further, it could increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services for which they contract, which could negatively impact demand for our products.
Climate Change. State, national and foreign governments and agencies continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases. Changes in environmental requirements related to greenhouse gases, climate change and alternative energy sources may negatively impact demand for our services. For example, oil and natural gas exploration and production may decline as a result of environmental requirements, including land use policies responsive to environmental concerns. In January 2021, the Acting Secretary of the Department of the Interior issued an order suspending new leasing and drilling permits for fossil fuel production on federal lands and waters for 60 days. President Biden then issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. While the United States Department of the Interior announced in April 2022 that it would resume oil and gas leasing on public lands, the topic of oil and gas leasing on public land remains politically fraught, as the announcement indicated that federal land available for oil and gas leasing will be significantly reduced due to environmental and climate concerns. To the extent that these developments or other initiatives to reform federal leasing practices result in the development of additional restrictions on drilling, limitations on the availability of leases, or restrictions on the ability to obtain required permits, it could impact our customers’ opportunities and reduce demand for our products and services in the aforementioned areas.
Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, may reduce demand for oil and natural gas and could have a negative impact on our business. Likewise, such restrictions may result in additional compliance obligations that could have a material adverse effect on our business, consolidated results of operations and consolidated financial position. In addition, our business could be impacted by initiatives to address greenhouse gases and climate change and incentives to conserve energy or use alternative energy sources. For example, in August 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law. The Inflation Reduction Act appropriates significant federal funding for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the Inflation Reduction Act imposes the first ever federal fee on the emission of greenhouse gases (“GHG”) through a methane emissions charge. The Inflation Reduction Act amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production categories. These developments could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could reduce demand for our products and services and negatively impact our business.
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
Human Capital Management
As of December 31, 2022, we employed over 1,200 people worldwide (not including employees of FlexSteel), of which approximately 1,000 were employed in the United States. FlexSteel employed 350 people as of December 31, 2022, with 340 employed in the United States and 10 in Canada. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our workforce to be good. Our business’s success depends mainly on our ability to attract, retain and motivate a diverse population of talented employees at all levels of our organization, including the individuals who comprise our global workforce, executive officers and other key personnel. To succeed in a competitive industry, we have developed key recruitment and retention strategies, objectives and measures which we focus on as part of the overall management of our business.
Recruiting. Our talent strategy is focused on attracting the best talent and rewarding their performance while developing and retaining them. When hiring, we utilize employee referrals, a variety of social media platforms, regional job fairs and partner with educational organizations across the United States to find diverse, qualified, motivated and responsible candidates. Additionally, we work with local workforce commissions to ensure we are attracting a diverse and qualified pool of candidates for each region in which we operate.
Training and Development. We are dedicated to our employees’ training and development, especially those in field and branch operations. Our internal training focuses on safety, corporate and personal responsibility, product knowledge, behavioral development and ethical conduct. Cactus maintains an internal database to track training progress and completion for all of our associates, with a particular interest in tracking the training and skill sets of our field service technicians and managers. This tracking tool enables us to take a holistic view of our strengths by branch and job title, which helps us to manage our operations and assign jobs to associates with the proper skills, training and experience to safely and efficiently meet or exceed customer demand. Other training courses offered outside of the company are attended by employees with specialized skills, knowledge or certifications as needed for their ongoing success and professional development. We believe our continued focus on training and development translates into a safer work environment, opportunities to promote within the organization, improved employee morale and increased employee retention.
Compensation and Benefits. We provide compensation and benefits programs to help meet the needs of our employees and their families. In addition to salaries and wages, these programs (which vary by country) include annual bonuses, retirement plans such as a 401(k) plan, healthcare and insurance benefits, health savings accounts partially funded by the Company, standard flexible spending accounts, personal legal services insurance, company-sponsored long and short term disability, accident and critical illness, paid time off, family leave, partially paid maternity and paternity leave, family care resources and employee assistance programs, among others. We also offer tuition reimbursement in certain circumstances to support our employees’ continued growth and development. Additionally, we use targeted equity-based grants with vesting conditions to facilitate the retention of key personnel.
Health and Safety. Our health and safety programs are designed around global standards with appropriate variations addressing the multiple jurisdictions and regulations, specific hazards and unique working environments of our manufacturing and production facilities, service centers and headquarters. We require each location to conduct regular safety evaluations to verify that expectations for safety program procedures and training are being met. We also engage in third party conformity assessments of our HSE processes to determine adherence to our HSE management system and to global health and safety standards. We monitor our Occupational Safety and Health Administration Total Recordable Incident Rate (“TRIR”) to assess our operation’s health and safety performance. TRIR is defined as the number of incidents per 100 full-time employees that have resulted in a recordable injury or illness in the pertinent period. During fiscal year 2022, we had a TRIR of 1.35, which compares to 1.29 in 2021. We had no work-related fatalities in either year. Based on the most recent statistics available from the International Association of Drilling Contractors, our TRIR statistics are in line with the industry average.
We are committed to the health, safety and wellness of our employees. We provide our employees and their families access to various flexible and convenient health and wellness programs. These programs include benefits that offer protection and security to have peace of mind concerning events that may require time away from work or impact their financial well-being. These tools also support their physical and mental health by providing resources to improve or maintain their health status. In response to the COVID-19 pandemic, we implemented additional safety measures for employees performing critical on-site work as well as offering vaccination clinics and testing as necessary.
Available Information
Our principal executive offices are located at 920 Memorial City Way, Suite 300, Houston, TX 77024, and our telephone number at that address is (713) 626‑8800. Our website address is www.CactusWHD.com. Our periodic reports and other information filed with or furnished to the SEC, including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings, are available free of charge through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Information on our website or any other website is not incorporated by reference into this Annual Report and does not constitute a part of this Annual Report.
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
Demand for our products and services depends primarily upon the general level of activity in the oil and gas industry, including the number of drilling rigs in operation, the number of oil and gas wells being drilled, the depth, lateral length and drilling conditions of these wells, the volume of production, the number of well completions and the level of well remediation activity, the number of wells put into production and the corresponding capital spending by oil and gas companies. Oil and gas activity is in turn heavily influenced by, among other factors, current and anticipated oil and natural gas prices locally and worldwide, which have historically been volatile. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities and capital spending, which could adversely affect demand for our products and services and, in certain instances, result in the cancellation, modification or rescheduling of existing and expected orders and the ability of our customers to pay us for our products and services. These factors could have an adverse effect on our results of operations, financial condition and cash flows.
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
Growth in U.S. drilling and completion activity may be impacted by, among other things, the availability and cost of oil country tubular goods (“OCTG”), pipeline capacity, and material and labor shortages. Should significant growth in activity continue, there could be concerns over availability of the equipment, materials and labor required to drill and complete a well, together with the ability to move the produced oil and natural gas to market. Should significant constraints develop that materially impact the efficiency and economics of oil and gas producers, growth in U.S. drilling and completion activity could be adversely affected. This would have an adverse impact on the demand for the products we sell and rent, which could have a material adverse effect on our business, results of operations and cash flows.
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
We depend on key personnel. The loss of key personnel could adversely impact our business. The loss of qualified employees or an inability to retain and motivate additional highly‑skilled employees required for the operation and expansion of our business could hinder our ability to successfully maintain and expand our market share.
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
Our customers are engaged in the oil and natural gas E&P business primarily in the United States, but also in Australia, the Kingdom of Saudi Arabia and select international markets. Historically, we have been dependent on a relatively small number of customers for our revenues. Our business, results of operations and financial position could be materially adversely affected if an important customer ceases to engage us for our services on favorable terms, or at all, or fails to pay or delays paying us significant amounts of our outstanding receivables. Additionally, the E&P industry is characterized by frequent consolidation activity. Changes in ownership of our customers may result in the loss of, or reduction in, business from those customers which could materially and adversely affect our business, results of operations and cash flows.
Delays in obtaining, or inability to obtain or renew, permits or authorizations by our customers for their operations could impair our business.
Our customers are required to obtain permits or authorizations from one or more governmental agencies or other third parties to perform drilling and completion activities, including hydraulic fracturing. Such permits or approvals are typically required by state agencies but can also be required by federal and local governmental agencies or other third parties. The requirements for such permits or authorizations vary depending on the location where such drilling and completion activities will be conducted. As with most permitting and authorization processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit or approval to be issued and the conditions which may be imposed in connection with the granting of the permit. In some jurisdictions, certain regulatory authorities have delayed or suspended the issuance of permits or authorizations while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. In Texas, rural water districts have begun to impose restrictions on water use and may require permits for water used in drilling and completion activities. In addition, in January 2021, President Biden indefinitely suspended new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. While the United States Department of the Interior announced in April 2022 that it would resume oil and gas leasing on public lands, the topic of oil and gas leasing on public land remains politically fraught, as the announcement indicated that federal land available for oil and gas leasing will be significantly reduced due to environmental and climate concerns. The effects of these developments or other initiatives to reform the federal leasing process could result in additional restrictions or limitations on the issuance of federal leases and permits for drilling on public lands. Permitting, authorization or renewal delays, the inability to obtain new permits or the revocation of current permits could impact our customers’ operations and cause a loss of revenue and potentially have a material adverse effect on our business, results of operations and cash flows.
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
Our ability to source low cost raw materials and components, such as tube and bar stock, forgings and machined components is critical to our ability to successfully compete. Due to a shortage of steel caused primarily by production disruptions during the pandemic and the conflict in Ukraine as well as increased demand while economies rebounded, steel and assembled component prices have been elevated. Our results of operations may be adversely affected by our inability to manage higher costs and the availability of raw materials and components used in our wide variety of products and systems. Additionally, freight costs, specifically ocean freight costs, rose significantly during and following the pandemic. We cannot assure that we will be able to continue to purchase and move these materials on a timely basis or at commercially viable prices, nor can we be certain of the impact of changes to tariffs and future legislation that may impact trade with China or other countries. Further, unexpected changes in the size of regional and/or product markets, particularly for short lead‑time products, could affect our results of operations and cash flows. Should our current suppliers be unable to provide the necessary raw materials or components or otherwise fail to deliver such materials and components timely and in the quantities required, resulting delays in the provision of products or services to our customers could have a material adverse effect on our business, results of operations and cash flows.

In 2022, the United States experienced the highest inflation in decades primarily due to supply-chain issues, a shortage of labor and a build-up of demand for goods and services. Our business was impacted by increased freight, materials and vehicle-related costs as well as higher salaries and wages. While we believe that the rate of inflation is abating, we expect we will continue to experience inflationary pressures on portions of our cost structure. Our results of operations may be adversely affected by further rising costs to the extent we are unable to recoup them from our customers.
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
We indemnify our customers against certain claims and liabilities resulting or arising from our provision of goods or services to them. In addition, we rely on customer indemnifications, generally, and third‑party insurance as part of our risk mitigation strategy. However, our insurance may not be adequate to cover our liabilities. In addition, our customers may be unable to satisfy indemnification claims against them. Further, insurance companies may refuse to honor their policies, or insurance may not generally be available in the future, or if available, premiums may not be commercially justifiable. We could incur substantial liabilities and damages that are either not covered by customer indemnities or insurance or that are in excess of policy limits, or incur liability at a time when we are not able to obtain liability insurance. Such potential liabilities could have a material adverse effect on our business, results of operations and cash flows.
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
Our customer indemnities or insurance may not be adequate to cover all losses or liabilities we may suffer. Also, insurance may no longer be available to us or its availability may be at premium levels that do not justify its purchase. The occurrence of a significant uninsured claim, a claim in excess of the insurance coverage limits maintained by us or a claim at a time when we are not able to obtain liability insurance could have a material adverse effect on our ability to conduct normal business operations and on our results of operations, financial condition and cash flows. In addition, we may not be able to secure additional insurance or bonding that might be required by new governmental regulations. This may cause us to restrict our operations, which might severely impact our business, results of operations and cash flows.
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
Environmental laws and regulations in the United States and foreign countries affect the equipment, systems and services we design, market and sell, as well as the facilities where we manufacture and produce our equipment and systems in the United States and China, and opportunities our customers pursue that create demand for our products. For example, we or our products may be affected by such laws as the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Clean Water Act, the Clean Air Act and the Occupational Safety and Health Act of 1970. Further, our customers may be subject to a range of laws and regulations governing hydraulic fracturing, drilling and greenhouse gas emissions.
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
Many of our customers utilize hydraulic fracturing in their operations. Environmental concerns have been raised regarding the potential impact of hydraulic fracturing on underground water supplies and seismic activity. These concerns have led to several regulatory and governmental initiatives in the United States to restrict the hydraulic fracturing process, which could have an adverse impact on our customers’ completions or production activities. Although we do not conduct hydraulic fracturing, our products are used in hydraulic fracturing. Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and gas production activities using hydraulic fracturing techniques. In December 2021, the Texas Railroad Commission, which regulates the state’s oil and gas industry, suspended the use of deep wastewater disposal wells in four oil-producing counties in West Texas. The suspension is intended to mitigate earthquakes thought to be caused by the injection of waste fluids, including saltwater, that are a byproduct of hydraulic fracturing into disposal wells. The ban will require oil and gas production companies to find other options to handle the wastewater, which may include piping or trucking it longer distances to other locations not under the ban. In addition, the Texas Railroad Commission has overseen the development of well-operator-led response plans to reduce injection volumes in other portions of West Texas in order to reduce seismicity in these areas. The adoption of new laws or regulations at the federal, state, local or foreign level imposing reporting obligations on, or otherwise limiting, delaying or banning, the hydraulic fracturing process or other processes on which hydraulic fracturing and subsequent hydrocarbon production relies, such as water disposal, could make it more difficult to complete oil and natural gas wells. Further, it could increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our products.
Increasing attention by the public and government agencies to climate change and environmental, social and governance (“ESG”) matters could also negatively impact demand for our products and services. Increasing attention is being given to corporate activities related to ESG in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change and energy rebalancing matters, such as promoting the use of substitutes to fossil fuel products and encouraging the divestment of fossil fuel equities, as well as pressuring lenders and other financial services companies to limit or curtail activities with fossil fuel companies. If this were to continue, it could have a material adverse effect on the valuation of our Class A common stock and our ability to access equity capital markets.
In addition, our business could be impacted by initiatives to address greenhouse gases and climate change and public pressure to conserve energy or use alternative energy sources. State or federal initiatives to incentivize a shift away from fossil fuels could also reduce demand for hydrocarbons. For example, in August 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act appropriates significant federal funding for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the Inflation Reduction Act imposes the first ever federal fee on the emission of GHG through a methane emissions charge. The Inflation Reduction Act amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production categories. These developments could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which would reduce demand for our products and services and negatively impact our business.
The global outbreak of COVID-19 has had, and it or other outbreaks in the future may have, an adverse impact on our business and operations.
The ongoing COVID-19 pandemic has negatively affected, and could continue to negatively affect, our revenues and operations. We have experienced, and may experience in the future, slowdowns or temporary idling of certain of our manufacturing and service facilities due to a number of factors, including implementing additional safety measures, testing of our team members, team member absenteeism and governmental orders. A prolonged closure could have a material adverse impact on our ability to operate our business and on our results of operations. We have also experienced, and could continue to experience, disruption and volatility in our supply chain, which has resulted, and may continue to result, in increased costs for certain goods. The spread of COVID-19 has also disrupted and may continue to disrupt logistics necessary to import, export and deliver products to us and our customers. Further, we might experience temporary shortages of labor, making it difficult to provide field service technicians to install or service our equipment. The extent of the adverse impact of COVID-19 on general economic conditions and on our business, operations and results of operations remains uncertain.
In addition, outbreaks of other pandemics or contagious diseases may in the future disrupt our operations, suppliers or facilities, result in increased costs for certain goods or otherwise impact us in a manner similar to the COVID-19 pandemic.
The ongoing conflict in Ukraine may adversely affect our business and results of operations.
The ongoing conflict in Ukraine could have adverse effects on global macroeconomic conditions which could negatively impact our business and results of operations. The conflict is highly unpredictable and has already resulted in significant volatility with oil and natural gas prices worldwide. Elevated energy prices could result in higher inflation worldwide, causing economic uncertainty in the oil and natural gas markets as well as the stock market, resulting in stock price volatility, foreign currency fluctuations and supply chain disruptions. These conditions could ultimately dampen demand for our goods and services by increasing the possibility of a recession. In addition, the conflict could lead to increased cyberattacks or could aggravate other risk factors that we identify in our public filings.
Risks Related to Our Class A Common Stock
We are a holding company whose only material asset is our equity interest in Cactus Companies, and accordingly, we are dependent upon distributions from Cactus Companies to pay taxes, make payments under the TRA and cover our corporate and other overhead expenses and pay dividends to holders of our Class A Common Stock.
We are a holding company and have no material assets other than our equity interest in Cactus Companies. We have no independent means of generating revenue. To the extent Cactus Companies has available cash and subject to the terms of any current or future credit agreements or debt instruments, we intend to cause Cactus Companies to make (i) pro rata distributions to its unit holders, including us, in an amount at least sufficient to allow us to pay our taxes and to make payments under the TRA and (ii) non‑pro rata payments to us to reimburse us for our corporate and other overhead expenses. To the extent that we need funds and Cactus Companies or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any future financing arrangements, or are otherwise unable to provide such funds, our financial condition and liquidity could be materially adversely affected. In addition, our ability to pay dividends to holders of our Class A common stock depends on receipt of distributions from Cactus Companies.
Moreover, because we have no independent means of generating revenue, our ability to make payments under the TRA is dependent on the ability of Cactus Companies to make distributions to us in an amount sufficient to cover our obligations under the TRA. This ability, in turn, may depend on the ability of Cactus Companies’ subsidiaries to make distributions to it. The ability of Cactus Companies and its subsidiaries to make such distributions will be subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable U.S. and foreign jurisdictions) that may limit the amount of funds available for distribution and (ii) restrictions in relevant debt instruments issued by Cactus Companies or its subsidiaries. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid.
Cactus WH Enterprises LLC has the ability to direct the voting of a significant percentage of the voting power of our common stock, and its interests may conflict with those of our other shareholders.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our amended and restated certificate of incorporation. Cactus WH Enterprises owned approximately 18% of our voting power as of December 31, 2022. This concentration of ownership may limit a stockholder’s ability to affect the way we are managed or the direction of our business. The interests of Cactus WH Enterprises with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Furthermore, in connection with our IPO, we entered into a stockholders’ agreement with Cactus WH Enterprises. Among other things, the stockholders’ agreement, as amended, provides Cactus WH Enterprises with the right to designate a certain number of nominees to our board of directors so long as they and their respective affiliates collectively beneficially own at least 5% of the outstanding shares of our common stock. The existence of significant stockholders and the stockholders’ agreement may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management or limiting the ability of our other stockholders to approve transactions that they may deem to be in our best interests. Cactus WH Enterprises’ concentration of stock ownership may also adversely affect the trading price of our Class A common stock to the extent investors perceive a disadvantage in owning stock of a company with significant stockholders.
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
Our amended and restated certificate of incorporation authorizes our board of directors to issue preferred stock without shareholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our shareholders, including:
•limitations on the removal of directors, including a classified board whereby only one-third of the directors are elected each year;
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
Subject to certain limitations and exceptions, the CC Unit Holders may cause Cactus Companies to redeem their CC Units for shares of Class A common stock (on a one‑for‑one basis, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions) and then sell those shares of Class A common stock. Additionally, we may issue additional shares of Class A common stock or convertible securities in subsequent public offerings. We had 64,127,114 outstanding shares of Class A common stock and 14,978,225 outstanding shares of Class B common stock as of February 27, 2023. The CC Unit Holders own all outstanding shares of our Class B common stock, representing approximately 19% of our total outstanding common stock.
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
In connection with our IPO, we entered into the TRA with certain direct and indirect owners of Cactus LLC (the “TRA Holders”). Following completion of the CC Reorganization, the TRA Holders are certain direct and indirect owners of Cactus Companies and prior direct and indirect owners of Cactus LLC. This agreement generally provides for the payment by Cactus Inc. to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances as a result of certain increases in tax basis and certain benefits attributable to imputed interest. Cactus Inc. will retain the benefit of the remaining 15% of these net cash savings.
The term of the TRA will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we exercise our right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control relating to Cactus Companies), and we make the termination payment specified in the TRA. In addition, payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. Payments under the TRA commenced in 2019, and in the event that the TRA is not terminated, the payments under the TRA are anticipated to continue for approximately 20 years after the date of the last redemption of CC Units.
The payment obligations under the TRA are our obligations and not obligations of Cactus Companies, and we expect that the payments we will be required to make under the TRA will be substantial. Estimating the amount and timing of payments that may become due under the TRA Agreement is by its nature imprecise. For purposes of the TRA, cash savings in tax generally are calculated by comparing our actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the TRA. The amounts payable, as well as the timing of any payments under the TRA, are dependent upon significant future events and assumptions, including the timing of the redemption of CC Units, the price of our Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming unit holder’s tax basis in its CC Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future and the U.S. federal income tax rates then applicable, and the portion of our payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. The payments under the TRA are not conditioned upon a holder of rights under the TRA having a continued ownership interest in us.
In certain cases, payments under the TRA may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRA.
If we elect to terminate the TRA early or it is terminated early due to Cactus Inc.’s failure to honor a material obligation thereunder or due to certain mergers or other changes of control, our obligations under the TRA would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the TRA (determined by applying a discount rate of one‑year LIBOR plus 150 basis points) and such payment is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the TRA, including (i) the assumption that we have sufficient taxable income to fully utilize the tax benefits covered by the TRA and (ii) the assumption that any CC Units (other than those held by Cactus Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates.
As a result of either an early termination or a change of control, we could be required to make payments under the TRA that exceed our actual cash tax savings under the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. If the TRA were terminated as of December 31, 2022, the estimated termination payments, based on the assumptions discussed above, would have been approximately $291.2 million (calculated using a discount rate equal to one-year LIBOR plus 150 basis points, applied against an undiscounted liability of approximately $456.6 million). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the TRA.
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
If Cactus Companies were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and Cactus Companies might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made by us under the TRA even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

We intend to operate such that Cactus Companies does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, redemptions of CC Units pursuant to the Redemption Right or our Call Right (each as defined in Note 10 in the notes to the Consolidated Financial Statements) or other transfers of CC Units could cause Cactus Companies to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that one or more such safe harbors shall apply. For example, we intend to limit the number of unit holders of Cactus Companies, and the Cactus Wellhead LLC Agreement, which was entered into in connection with the closing of our IPO, provides for limitations on the ability of CC Unit Holders to transfer their CC Units and provides us, as managing member of Cactus Companies, with the right to impose restrictions (in addition to those already in place) on the ability of unit holders of Cactus Companies to redeem their CC Units pursuant to the Redemption Right to the extent we believe it is necessary to ensure that Cactus Companies will continue to be treated as a partnership for U.S. federal income tax purposes.
If Cactus Companies were to become a publicly traded partnership, significant tax inefficiencies might result for us and for Cactus Companies, including as a result of our inability to file a consolidated U.S. federal income tax return with Cactus Companies. In addition, we would no longer have the benefit of certain increases in tax basis covered under the TRA, and we would not be able to recover any payments previously made by us under the TRA, even if the corresponding tax benefits (including any claimed increase in the tax basis of Cactus Companies’ assets) were subsequently determined to have been unavailable.
Risks Related to the Merger
We may not realize the anticipated benefits from the Merger and the Merger could adversely impact our business and our operating results.
We may not be able to achieve the full potential strategic and financial benefits that we expect to achieve from the Merger, or such benefits may be delayed or not occur at all. We may not achieve the anticipated benefits from the Merger for a variety of reasons, including, among others, unanticipated costs, charges and expenses. For example, the capital needs of the FlexSteel business may exceed our current expectations. If we fail to achieve some or all of the benefits expected to result from the Merger, or if such benefits are delayed, our business could be harmed.
FlexSteel’s operations are subject to many of the same risks as our historical operations. The failure of FlexSteel to obtain financial results after the Merger similar to those obtained in the past could adversely impact our business and our consolidated operating results.
The unaudited pro forma condensed combined financial information filed as Exhibit 99.3 to our Form 8-K filed with the SEC on January 10, 2023 was based on a number of preliminary estimates and assumptions and our actual results of operations, cash flows and financial position after the Merger may differ materially.
The unaudited pro forma condensed combined financial information filed as Exhibit 99.3 to our Form 8-K filed with the SEC on January 10, 2023 was for illustrative purposes only and is not necessarily indicative of what our actual results of operations, cash flows and financial position would have been had the Merger and the offering been completed on the dates indicated. The unaudited pro forma condensed combined financial information reflected adjustments, which were based upon preliminary estimates, to record the FlexSteel identifiable assets to be acquired and liabilities to be assumed at fair value, and the resulting goodwill to be recognized. The purchase price allocation reflected was preliminary, and final allocation of the purchase price will be based upon the actual purchase price and the fair value of the assets acquired and liabilities assumed in the Merger. The unaudited pro forma condensed combined financial information was also based on a number of other estimates and assumptions, including estimates and assumptions of the type and terms of a portion of the debt to be incurred to finance a portion of the purchase price payable under the Merger Agreement and pay fees and expenses related to the Merger and the related transactions. To the extent the type or terms of the new debt actually incurred differ materially from the estimates and assumptions set out in the unaudited pro forma condensed combined financial information, our actual results and financial condition after the completion of the Merger would differ materially from the results and financial condition contemplated by the unaudited pro forma condensed combined financial information.
Further, the historical financial data for FlexSteel filed as Exhibits 99.1 and 99.2 to our Form 8-K filed with the SEC on January 10, 2023 may not be indicative of the financial position or results of operations that the combined company will achieve in the future. FlexSteel’s operations are subject to many of the same risks as our historical operations, any of which may also adversely affect the combined company’s business, operating results, financial condition and prospects.

We may experience difficulties in integrating the operations of FlexSteel into our business and in realizing the expected benefits of the Merger.
The success of the Merger will depend in part on our ability to realize the anticipated business opportunities from combining the operations of FlexSteel with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the distraction of management, the loss of key employees from either company, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the Merger, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of FlexSteel with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth and other anticipated benefits resulting from the Merger, and our business, results of operations and financial condition could be materially and adversely affected.
FlexSteel may have liabilities that are not known to us and the indemnities negotiated in the Merger Agreement may not offer adequate protection.
As part of the Merger, we have assumed certain liabilities of FlexSteel. There may be liabilities that we failed or were unable to discover in the course of performing due diligence investigations into FlexSteel. We may also have not correctly assessed the significance of certain FlexSteel liabilities identified in the course of our due diligence. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations. As we integrate FlexSteel into our operations, we may learn additional information about FlexSteel, such as unknown or contingent liabilities and issues relating to compliance with applicable laws, that could potentially have an adverse effect on our business, financial condition and results of operations.
We will not be able to enforce claims with respect to the representations and warranties that the sellers of FlexSteel provided under the Merger Agreement.
In connection with the Merger, the sellers of FlexSteel gave customary representations and warranties related to FlexSteel under the Merger Agreement. We will not be able to enforce any claims against the sellers including any claims relating to breaches of such representations and warranties. The sellers’ liability with respect to breaches of their representations and warranties under the Merger Agreement is limited. To provide for coverage against certain breaches by the sellers of its representations and warranties and certain pre-closing taxes of FlexSteel, we have obtained a representation and warranty insurance policy. The policy is subject to a retention amount, exclusions, policy limits and certain other customary terms and conditions.
The Amended ABL Credit Facility is required to fund a portion of the purchase price payable under the Merger Agreement, which will result in increased interest expenses, financial covenants, security interest in the assets of the Company’s subsidiaries and use of cash flows to repay the debt.
In connection with the Merger, we obtained debt financing under the Amended ABL Credit Facility to pay a portion of the purchase price payable under the Merger Agreement. In addition to paying interest on the loans, we are required to repay the term loan on an accelerated basis and to comply with various covenants and restrictive provisions that limit Cactus Companies’ and each of its subsidiaries’ ability to, among other things, incur additional indebtedness and create liens, make investments or loans, merge or consolidate with other companies, sell assets, make certain restricted payments and distributions, and engage in transactions with affiliates. The obligations under the Amended ABL Credit Facility are guaranteed by certain subsidiaries of Cactus Companies and secured by a security interest in accounts receivable, inventory, equipment and certain other real and personal property assets of Cactus Companies and its subsidiaries. If Cactus Companies fails to perform its obligations under the Amended ABL Credit Facility, (i) the revolving commitments under the Amended ABL Credit Facility could be terminated, (ii) any outstanding borrowings under the Amended ABL Credit Facility may be declared immediately due and payable and (iii) the lenders may commence foreclosure or other actions against the collateral. The repayment and other obligations under the Amended ABL Credit Facility may also limit free cash flow available for other corporate purposes, including capital expenditures or paying dividends.

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
If we are unable to fully protect our intellectual property rights or trade secrets or a third party attempts to enforce their intellectual property rights against us, we may suffer a loss in revenue or any competitive advantage or market share we hold, or we may incur costs in litigation defending intellectual property rights.
While we have some patents and others pending, we do not have patents relating to many of our key processes and technology. If we are not able to maintain the confidentiality of our trade secrets, or if our competitors are able to replicate our technology or services, our competitive advantage could be diminished. We also cannot provide any assurance that any patents we may obtain in the future would provide us with any significant commercial benefit or would allow us to prevent our competitors from employing comparable technologies or processes. We may initiate litigation from time to time to protect and enforce our intellectual property rights. In any such litigation, a defendant may assert that our intellectual property rights are invalid or unenforceable. Third parties from time to time may also initiate litigation against us by asserting that our businesses infringe, impair, misappropriate, dilute or otherwise violate another party’s intellectual property rights. We may not prevail in any such litigation, and our intellectual property rights may be found invalid or unenforceable or our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. The results or costs of any such litigation may have an adverse effect on our business, results of operations and financial condition. Any litigation concerning intellectual property could be protracted and costly, is inherently unpredictable and could have an adverse effect on our business, regardless of its outcome.
Item 1B.   Unresolved Staff Comments
None.

Item 2.    Properties
The following table sets forth information with respect to our current principal facilities after the Merger with FlexSteel. We believe that our facilities are suitable and adequate for our current operations, taking into consideration the FlexSteel business.

Location	Type	Own/ Lease
United States
Baytown, TX	Manufacturing Facility, Service Center and Land	Own
Bossier City, LA(1)	Manufacturing Facility and Service Center	Lease
Bossier City, LA(1)	Manufacturing and Assembly Facilities, Warehouse and Land	Own
Donora, PA	Service Center	Lease
DuBois, PA(2)	Service Center	Lease
Hobbs, NM	Service Center / Land	Own
Hobbs, NM	Service Center	Lease
Houston, TX	Administrative Headquarters	Lease
New Waverly, TX	Service Center / Land	Own
Odessa, TX(2)	Service Center	Lease
Oklahoma City, OK	Service Center	Lease
Pleasanton, TX	Service Center	Own
Pleasanton, TX(2)	Service Center	Lease
Williston, ND(2)	Service Center	Lease
China and Australia
Queensland, Australia	Service Centers and Offices / Land	Lease
Suzhou, China	Production Facility and Offices	Lease
(1)    Consists of various facilities adjacent to each other constituting our manufacturing facility, test and assembly facility, warehouse and service center.
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
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
We have issued and outstanding two classes of common stock, Class A common stock and Class B common stock. Holders of Class B common stock own a corresponding number of CC Units which may be redeemed for shares of Class A common stock. The principal market for our Class A common stock is the New York Stock Exchange (“NYSE”), where it is traded under the symbol “WHD.” No public trading market currently exists for our Class B common stock. As of December 31, 2022, there were two holders of record of our Class A common stock. This number excludes owners for whom Class A common stock may be held in “street name.” As of December 31, 2022, there were six holders of record of our Class B common stock.

Dividends
We have paid a regular quarterly cash dividend on our Class A common stock as approved by our board of directors since December 2019. Dividends are not paid to our Class B common stock holders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to our CW Unit Holders (or, for any dividends declared after the completion of the CC Reorganization, to the CC Unit holders) for any dividends declared on our Class A common stock. We have paid quarterly dividends uninterrupted since initiation of the cash dividend program and the approved dividend per share amount has increased from the initial amount of $0.09 per share to $0.10 per share in September 2021 to the current amount of $0.11 per share of Class A common stock. In fiscal year 2022, the annual dividend rate for our Class A common stock was $0.44 per share compared to $0.38 per share in fiscal year 2021 and $0.36 per share in fiscal year 2020.
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
Performance Graph
The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index, the S&P Oil & Gas Equipment & Services Index and the PHLX Oil Service Index from the date our common stock began trading through December 31, 2022. The total shareholder return assumes $100 invested on February 7, 2018 in Cactus Inc., the S&P 500 Index, the S&P Oil & Gas Equipment & Services Index and the PHLX Oil Service Index. It also assumes reinvestment of all dividends. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Cactus Inc. specifically incorporates it by reference into such filing.

Comparison of Cumulative Total Return Among Cactus Inc.,
the S&P 500 Index, the S&P Oil and Gas Equipment Select
Industry Index and the PHLX Oil Service Index
$300
$250
$200
$150
$100
$50
$0
02/07/18
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Cactus Inc.
S&P 500 Index
S&P Oil & Gas Equipment Select Industry Index
PHLX Oil Service Index

Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchase of Class A common stock during the three months ended December 31, 2022 (in whole shares).

Period	Total number of shares purchased(1)	Average price paid per share(2)
October 1-31, 2022	—	$—
November 1-30, 2022	436	56.34
December 1-31, 2022	871	49.34
Total	1,307	$51.68
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
This section includes comparisons of certain 2022 financial information to the same information for 2021. Year-to-year comparisons of the 2021 financial information to the same information for 2020 are contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 28, 2022.
Unless specifically noted herein, the historical financial information included herein does not reflect the Merger or the CC Reorganization as they were completed subsequent to December 31, 2022. The post-acquisition results of operations of FlexSteel will first be included in our consolidated financial information for the period ending March 31, 2023.
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

Our rental revenues are primarily dependent on the number of wells completed (i.e., hydraulically fractured), the number of wells on a well pad, the number of fracture stages per well and the number of fracture stages completed per day. Well completion activity generally follows the level of drilling activity over time but can be delayed or accelerated due to such factors as availability of drilling rigs, pressure pumping fleets and OCTG, takeaway capacity, storage capacity, oil and gas prices, overall service cost inflation and budget considerations.
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
Recent Developments and Trends
Acquisition of FlexSteel
On February 28, 2023, we completed the acquisition of FlexSteel, which designs, manufactures, sells and installs highly engineered spoolable pipe technologies. FlexSteel’s steel reinforced pipeline solutions are sold principally for onshore oil and gas wells and are utilized during the production phases of its customers’ wells. FlexSteel operates through service centers and pipe yards located throughout the United States and Canada, while also providing equipment and services in select international markets. FlexSteel’s manufacturing facility is located in Baytown, Texas.
Commodity Prices and Geopolitical Conflict
Oil prices were volatile throughout 2022 primarily due to global import restrictions enacted on Russian oil, including a price cap set by the International Group of Seven (G7) members in response to the conflict in Ukraine, releases of oil from the Strategic Petroleum Reserve and subsequent plans to replenish it, enacted and planned production cuts by OPEC+, fears of a global recession and easing COVID-19 restrictions in China. Oil prices reached their peak in March 2022 with West Texas Intermediate (“WTI”) prices increasing to over $123 per barrel. Prices dropped below $80 per barrel in late November 2022 and remained under $80 per barrel for the majority of December 2022 before ending the year at slightly above $80 per barrel. Oil prices dropped below $80 several days in early 2023, but remained above $73 per barrel and averaged approximately $78 per barrel through February 24, 2023. In mid-February 2023, the International Energy Agency raised its forecast for global crude oil demand for 2023, raising the projection for 2023 to two million barrels per day above 2022.
Prices for natural gas were elevated, but also volatile, throughout 2022 in the United States due to several factors including higher demand for heating due to a colder winter early in the year, a nationwide heat wave during the summer and record-high liquified natural gas (“LNG”) exports due to a rise in global LNG demand. Henry Hub natural gas spot prices increased from an average of $3.76 per one million British Thermal Units (“MMBtu”) in December 2021 to an average high of $8.14 per MMBtu in May 2022 to an average of $5.53 per MMBtu in December 2022. Natural gas prices began to moderate toward the end of 2022 primarily due to increased levels of domestic production, the shutdown of a large LNG export facility and relatively mild winter weather in Europe, which have driven inventories in underground storage to levels in-line with the five-year average from levels below the five-year average. These impacts continued into early 2023, with natural gas prices declining to an average of $3.27 per MMBtu for January 2023 down even further to $2.07 per MMBtu on February 24, 2023. Although weakening natural gas prices could negatively impact the oil and gas industry, our customers are primarily oil-focused, thus slightly moderating the adverse impacts to demand for our products and services.
The ongoing conflict in Ukraine has had repercussions globally and in the United States by continuing to cause uncertainty, not only in the oil and natural gas markets, but also in the financial markets and global supply chain. Such uncertainty could continue to result in stock price volatility and supply chain disruptions as well as higher oil and natural gas prices which could cause higher inflation worldwide, impact consumer spending and negatively impact demand for our goods and services. Moreover, additional interest rate increases by the U.S. Federal Reserve to combat inflation could further increase the probability of a recession.
Notwithstanding the significant commodity price volatility in 2022, U.S. onshore drilling activity increased meaningfully during the year. At the end of 2022, the U.S. onshore rig count as reported by Baker Hughes was 762 rigs as compared to 570 at the end of 2021. The weekly average U.S. onshore rig count for the three months ended December 31, 2022 was 757 rigs, a 39% increase as compared to 543 rigs for the comparable period in 2021. U.S. onshore drilling activity has been relatively stable during the first part of 2023. As of February 24, 2023, the U.S. onshore rig count was 734, reflecting weakening natural gas prices in early 2023.
Inflation and Increased Costs
Supply chain disruptions, geopolitical issues, increased money supply and significantly increased demand for goods and services worldwide resulted in substantial increases in the cost of fuel, raw materials, component parts, ocean freight charges and labor in 2022. Inflation, measured by the U.S. Consumer Price Index (“CPI”) as reported by the U.S. Bureau of Labor Statistics, increased substantially during 2022, rising to an average of 8.0% on a year-over-year basis in 2022 from an average of 4.7% on a year-over-year basis in 2021. While year-over-year inflation rates remained elevated relative to historical levels, the rate of increases began to moderate late in 2022 and were reported at 6.5% in December 2022, the lowest that figure has been in more than a year. Salaries and wages remain elevated as a result of competitive labor markets, especially in certain key oil and gas producing areas, but also due to broader inflation trends and labor shortages. We expect we will continue to experience inflationary pressures on portions of our cost structure; however, tightness in overseas freight and transit times from China have eased. Additionally, raw material and component costs are moderating due in part to improvements in the global supply and demand dynamics for steel. Nonetheless, we cannot be confident that transit times or input prices will return or stabilize at the lower levels experienced in prior years.
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
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table presents summary consolidated operating results for the periods indicated:

	Year Ended
	December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Revenues
Product revenue	$452,615	$280,907	$171,708	61.1%
Rental revenue	100,453	61,629	38,824	63.0
Field service and other revenue	135,301	96,053	39,248	40.9
Total revenues	688,369	438,589	249,780	57.0
Costs and expenses
Cost of product revenue	277,871	189,083	88,788	47.0
Cost of rental revenue	62,037	54,377	7,660	14.1
Cost of field service and other revenue	106,013	73,681	32,332	43.9
Selling, general and administrative expenses	67,700	46,021	21,679	47.1
Total costs and expenses	513,621	363,162	150,459	41.4
Income from operations	174,748	75,427	99,321	nm

Interest income (expense), net	3,714	(774)	4,488	nm
Other income (expense), net	(1,910)	492	(2,402)	nm
Income before income taxes	176,552	75,145	101,407	nm
Income tax expense	31,430	7,675	23,755	nm
Net income	145,122	67,470	77,652	nm
Less: net income attributable to non-controlling interest	34,948	17,877	17,071	95.5
Net income attributable to Cactus Inc.	$110,174	$49,593	$60,581	nm

nm = not meaningful
Revenues
Product revenue for 2022 was $452.6 million compared to $280.9 million for 2021. The increase of $171.7 million, representing a 61% increase from 2021, was primarily due to higher sales of wellhead and production related equipment resulting from increased activity by our customers as well as the impact of cost recovery efforts.
Rental revenue of $100.5 million in 2022 increased $38.8 million, or 63%, from $61.6 million in 2021. The increase was primarily attributable to higher drilling and completion activity by our customers and associated repairs.
Field service and other revenue for 2022 was $135.3 million, an increase of $39.2 million, or 41%, from $96.1 million for 2021. The increase was attributable to increased customer activity, resulting in higher billable hours and ancillary services as well as cost recovery measures.
Costs and expenses
Cost of product revenue of $277.9 million in 2022 increased $88.8 million, or 47%, from $189.1 million in 2021. The increase was largely attributable to an increase in product sales and increased costs associated with materials, freight and overhead.
Cost of rental revenue for 2022 was $62.0 million, an increase of $7.7 million, or 14%, from $54.4 million for 2021. The increase was primarily due to higher repair and equipment reactivation costs, scrap expense, freight costs and increased personnel, ancillary and branch expenses, partially offset by lower depreciation expense on our rental fleet.
Cost of field service and other revenue for 2022 was $106.0 million, an increase of $32.3 million, or 44%, from $73.7 million for 2021. The increase was mainly related to higher personnel costs resulting from an increase in the number of field and branch personnel and higher wages as well as higher fuel and third-party service costs associated with increased field service activity levels.
Selling, general and administrative expense (“SG&A”) for 2022 was $67.7 million, an increase of $21.7 million, or 47%, from $46.0 million for 2021. The increase was largely attributable to increased personnel costs primarily related to higher salaries and wages and their associated payroll taxes, increased benefits including health insurance and retirement funding, higher stock-based compensation and annual incentive bonus expense. Additionally, professional fees increased from 2021 primarily due to approximately $8.4 million of transaction costs associated with the Merger. Additional increases in SG&A from 2021 were attributable to higher information technology expenses and increased travel costs.
Interest income (expense), net. Interest income, net was $3.7 million in 2022 compared to interest expense, net of $0.8 million in 2021. The increase in interest income, net of $4.5 million was primarily due to higher interest income earned on cash invested resulting from increased interest rates in 2022.
Other income (expense), net. Other expense, net of $1.9 million in 2022 represented a non-cash adjustment for the revaluation of the liability related to the tax receivable agreement. Other income, net of $0.5 million in 2021 related to a $0.9 million non-cash gain associated with the revaluation of the liability related to the TRA and $0.4 million for professional fees and other expenses associated with the 2021 Secondary Offering.
Income tax expense. Income tax expense for 2022 was $31.4 million (17.8% effective tax rate) compared to $7.7 million (10.2% effective tax rate) for 2021. Income tax expense for 2022 primarily included approximately $36.4 million of expense associated with current income offset by a $1.7 million benefit associated with permanent differences related to equity compensation, a $1.7 million benefit resulting from a change in our forecasted state rate and a $1.4 million tax benefit associated with the partial valuation allowance release in conjunction with CW Unit redemptions during the year. Partial valuation releases occur in conjunction with redemptions of CW Units as a portion of Cactus Inc.’s deferred tax assets from its investment in Cactus LLC becomes realizable. Income tax expense for 2021 was primarily related to approximately $16.3 million expense associated with our 2021 operations and $1.3 million expense resulting from a change in our forecasted state tax rate. This tax expense was partially offset by a $1.1 million benefit associated with permanent differences related to equity compensation and a $9.0 million tax benefit associated with the partial valuation allowance release in conjunction with 2021 redemptions of CW Units.

Our effective tax rate is typically lower than the federal statutory rate of 21% due to the fact that Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus LLC. Income allocated to the non-controlling interest is not subject to U.S. federal or state tax.
Liquidity and Capital Resources
At December 31, 2022, we had $344.5 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under our ABL Credit Facility (as defined in Note 4 in the notes to the Consolidated Financial Statements). Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of December 31, 2022, we had no borrowings outstanding under our ABL Credit Facility and $79.9 million of available borrowing capacity. We had $0.1 million in letters of credit outstanding at December 31, 2022 which reduced our available borrowing capacity. We were in compliance with the covenants of the ABL Credit Facility as of December 31, 2022.
We expect that our existing cash on hand, cash generated from operations and available borrowings under our ABL Credit Facility will be sufficient for the next 12 months to meet working capital requirements, anticipated capital expenditures, expected TRA liability payments, anticipated tax liabilities and dividends to holders of our Class A common stock as well as pro rata cash distributions to holders of CW Units (or, in the case of dividends declared after the completion of the CC Reorganization, to the holders of CC Units), other than Cactus Inc.
In connection with the signing of the Merger Agreement in December 2022, we obtained fully committed bridge financing that could be used to fund a portion of the upfront purchase price of $621.2 million for the Merger (excluding working capital adjustments). On January 13, 2023, we completed an underwritten offering of 3,224,300 shares of Class A common stock for net proceeds of $165.6 million and used the net proceeds to finance a portion of the Merger in lieu of utilizing the bridge facility. On February 28, 2023, in connection with the Merger, we replaced the remainder of the bridge facility commitment with the Amended ABL Credit Facility, which includes a term loan facility and a revolving facility, with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for such lenders and as an issuing bank. For a description of the ABL Credit Facility and the Amended ABL Credit Facility, please see Note 4 and Note 15, respectively, in the Notes to the Consolidated Financial Statements.
Not including the impact of the acquisition of FlexSteel, we currently estimate our net capital expenditures for the year ending December 31, 2023 will range from $35 million to $45 million, mostly related to rental fleet investments including drilling tools but also related to the potential purchase of a currently leased facility, international expansion and development of a newly-leased research and development facility in Houston, Texas. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, available capacity in existing locations, prevailing economic conditions, market conditions in the E&P industry, customers’ forecasts, volatility and company initiatives.
Our ability to satisfy our long-term liquidity requirements, including cash distributions to CC Unit Holders to fund their respective income tax liabilities relating to their share of the income of Cactus Companies and to fund liabilities related to the TRA, depends on our future operating performance, which is affected by, and subject to, prevailing economic conditions, market conditions in the E&P industry, availability and cost of raw materials, and financial, business and other factors, many of which are beyond our control. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures. If necessary, we could choose to further reduce our spending on capital projects and operating expenses to ensure we operate within the cash flow generated from our operations.
Tax Receivable Agreement (TRA)
The TRA generally provides for the payment by Cactus Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. Cactus Inc. retains the benefit of the remaining 15% of these net cash savings. To the extent Cactus Companies has available cash, we intend to cause Cactus Companies to make pro rata distributions to its unit holders, including Cactus Inc., in an amount at least sufficient to allow us to pay our taxes and to make payments under the TRA.
Except in cases where we elect to terminate the TRA early, the TRA is terminated early due to certain mergers, asset sales, or other forms of business combinations or changes of control relating to Cactus Companies or if we have available cash but fail to make payments when due under circumstances where we do not have the right to elect to defer the payment. We may generally elect to defer payments due under the TRA if we do not have available cash to satisfy our payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest. In certain cases, payments under the TRA may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity.
Assuming no material changes in the relevant tax law, we expect that if the TRA were terminated as of December 31, 2022, the estimated termination payments, based on the assumptions discussed in Note 9 of the Notes to the Consolidated Financial Statements, would be approximately $291.2 million, calculated using a discount rate equal to one-year LIBOR plus 150 basis points, applied against an undiscounted liability of $456.6 million. A 10% increase in the price of our Class A common stock at December 31, 2022 would have increased the discounted liability by $10.8 million to $302.0 million (an undiscounted increase of $18.3 million to $474.9 million), and likewise, a 10% decrease in the price of our Class A common stock at December 31, 2022 would have decreased the discounted liability by $10.8 million to $280.4 million (an undiscounted decrease of $18.3 million to $438.3 million).
Cash Flows
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$117,884	$63,759
Net cash used in investing activities	(25,536)	(11,633)
Net cash used in financing activities	(47,382)	(39,388)

Net cash provided by operating activities was $117.9 million in 2022 compared to $63.8 million in 2021. Operating cash flows increased primarily due to an increase in income offset by an increase in working capital, largely related to the increase in inventory and increased accounts receivable associated with higher revenues, a $2.0 million increase in TRA payments and a $1.0 million increase in taxes paid, net of refunds.
Net cash used in investing activities was $25.5 million and $11.6 million for 2022 and 2021, respectively. The increase was primarily due to increased investments associated with our rental fleet and additional investment in and expansion of our Bossier City location.
Net cash used in financing activities was $47.4 million and $39.4 million for 2022 and 2021, respectively. The increase was primarily comprised of a $5.6 million increase in dividend payments, a $1.3 million increase in share repurchases from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period, a $0.9 million increase in payments on finance leases and $0.4 million in deferred financing costs.
Critical Accounting Policies and Estimates
In preparing our financial statements in accordance with generally accepted in the United States of America (“GAAP”), we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from available data or is not otherwise capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine, and we must exercise significant judgment. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements. We identify certain accounting policies as critical based on, among other things, their impact on the portrayal of our financial condition and results of operations and the degree of difficulty, subjectivity and complexity in their deployment. Note 2 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements. The following is a brief discussion of our most critical accounting policies and related estimates and assumptions.

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard cost (which approximates average cost). Costs include an application of related direct labor and overhead cost. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We evaluate the components of inventory on a regular basis for excess and obsolescence. Reserves are made based on a range of factors, including age, usage and technological or market changes that may impact demand for those products. The amount of reserve recorded is subjective and is susceptible to change from period to period.
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
Tax Receivable Agreement
The TRA generally provides for the payment by Cactus Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances as a result of (i) certain increases in tax basis that occur as a result of Cactus Inc.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s CW Units in connection with our IPO or any subsequent offering (or, following the completion of the CC Reorganization, such TRA Holder’s CC Units), or pursuant to any other exercise of the Redemption Right or the Call Right, (ii) certain increases in tax basis resulting from the repayment of borrowings outstanding under Cactus LLC’s term loan facility in connection with our IPO and (iii) imputed interest deemed to be paid by Cactus Inc. as a result of, and additional tax basis arising from, any payments Cactus Inc. makes under the TRA. We retain the remaining 15% of the cash savings. The TRA liability is calculated by determining the tax basis subject to TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state.
Redemptions of CW Units resulted in adjustments to the tax basis of the tangible and intangible assets of Cactus LLC. These adjustments were allocated to Cactus Inc. Such adjustments to the tax basis of the tangible and intangible assets of Cactus LLC would not have been available to Cactus Inc. absent its acquisition or deemed acquisition of CW Units. In addition, the repayment of borrowings outstanding under the Cactus LLC term loan facility resulted in adjustments to the tax basis of the tangible and intangible assets of Cactus LLC, a portion of which was allocated to Cactus Inc. These basis adjustments are expected to increase (for tax purposes) Cactus Inc.’s depreciation and amortization deductions and may also decrease Cactus Inc.’s gains (or increase its losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Such increased deductions and losses and reduced gains may reduce the amount of tax that Cactus Inc. would otherwise be required to pay in the future.

Estimating the amount and timing of the tax benefit is by its nature imprecise and the assumptions used in the estimates can change. The tax benefit is dependent upon future events and assumptions, the amount of the redeeming unit holders’ tax basis in its CC Units (formerly CW Units) at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future and the U.S. federal, state and local income tax rate then applicable, and the portion of Cactus Inc.’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. The most critical estimate included in calculating the TRA liability to record is the combined U.S. federal income tax rate and an assumed combined state and local income tax rate, to determine the future benefit we will realize. A 100 basis point decrease/increase in the blended tax rate used would decrease/increase the TRA liability recorded at December 31, 2022 by approximately $14.2 million.
Recent Accounting Pronouncements
There were no new accounting standards adopted in 2022 and there are no new accounting pronouncements issued but not yet effective that are expected to have a material impact on our consolidated financial statements.
Inflation
While inflationary cost increases can affect our income from operations’ margin, we believe that inflation generally has not had, and is not expected to have, a material adverse effect on our results of operations. In 2022, the United States experienced the highest inflation in decades primarily due to supply-chain issues, a shortage of labor and a build-up of demand for goods and services. The most noticeable adverse impact to our business was increased costs associated with freight, materials, vehicle-related costs and personnel expenses. While we have seen some of these costs begin to moderate, we are unsure how long an elevated rate will continue. Additionally, we cannot be confident that costs will return to the lower levels experienced in prior years.
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
Additionally, certain intercompany balances between our U.S. and foreign subsidiaries as well as other financial assets and liabilities are denominated in U.S. dollars. Since this is not the functional currency of our subsidiaries in China and Australia, the changes in these balances are translated in our Consolidated Statements of Income, resulting in the recognition of a remeasurement gain or loss. In order to provide a hedge against currency fluctuations on the U.S. dollar denominated assets and liabilities held by our foreign subsidiaries, we enter into monthly foreign currency forward contracts (balance sheet hedges) to offset a portion of the remeasurement gain or loss recorded. As of December 31, 2022, if the U.S. dollar strengthened or weakened 5%, the impact to the unrealized value of our forward contracts would be approximately $0.5 million. The gain or loss on the forward contracts would be largely offset by the gain or loss on the underlying transactions, and therefore, would have minimal impact on future earnings.
Interest Rate Risk
Our Amended ABL Credit Facility is variable rate debt. At December 31, 2022, although there were no borrowings outstanding, the applicable margin on Term Benchmark borrowings was 1.25% plus the base rate of one, three or six month SOFR plus 0.10%, subject to a floor rate of 0%.

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
In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or “COSO”) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
Our independent registered public accounting firm, PricewaterhouseCoopers, LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2022, which appears herein.

/s/ Scott Bender	/s/ Stephen Tadlock
President, Chief Executive Officer and Director	Vice President, Chief Financial Officer and Treasurer

Houston, Texas
March 1, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cactus, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cactus, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Liability related to the Tax Receivable Agreement
As described in Notes 2 and 9 to the consolidated financial statements, the Company has a liability under the Tax Receivable Agreement (“TRA”) of $292.6 million as of December 31, 2022. In connection with its initial public offering, the Company entered into the TRA with certain direct and indirect owners of Cactus Wellhead, LLC (the “TRA Holders”). The TRA generally provides for the payment by the Company to the TRA Holders of 85% of the net cash tax savings, if any, in United States federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances as a result of (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s ownership interest in Cactus Wellhead, LLC, (ii) certain increases in tax basis resulting from the repayment of borrowings outstanding under Cactus Wellhead, LLC’s term loan facility, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRA. Management calculates the TRA liability by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state.
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
March 1, 2023

We have served as the Company’s auditor since 2015, which includes periods before the Company became subject to SEC reporting requirements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$344,527	$301,669
Accounts receivable, net of allowance of $1,060 and $741, respectively	138,268	89,205
Inventories	161,283	119,817
Prepaid expenses and other current assets	10,564	7,794
Total current assets	654,642	518,485

Property and equipment, net	129,998	129,117
Operating lease right-of-use assets, net	23,183	22,538
Goodwill	7,824	7,824
Deferred tax asset, net	301,644	303,074
Other noncurrent assets	1,605	1,040
Total assets	$1,118,896	$982,078
Liabilities and Equity
Current liabilities
Accounts payable	$47,776	$42,818
Accrued expenses and other current liabilities	30,619	28,240
Current portion of liability related to tax receivable agreement	27,544	11,769
Finance lease obligations, current portion	5,933	4,867
Operating lease liabilities, current portion	4,777	4,880
Total current liabilities	116,649	92,574

Deferred tax liability, net	1,966	1,172
Liability related to tax receivable agreement, net of current portion	265,025	269,838
Finance lease obligations, net of current portion	6,436	5,811
Operating lease liabilities, net of current portion	18,375	17,650
Total liabilities	408,451	387,045
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 60,903 and 59,035 shares issued and outstanding	609	590
Class B common stock, $0.01 par value, 215,000 shares authorized, 14,978 and 16,674 shares issued and outstanding	—	—
Additional paid-in capital	310,528	289,600
Retained earnings	261,764	178,446
Accumulated other comprehensive income (loss)	(984)	8
Total stockholders’ equity attributable to Cactus Inc.	571,917	468,644
Non-controlling interest	138,528	126,389
Total stockholders’ equity	710,445	595,033
Total liabilities and equity	$1,118,896	$982,078
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Revenues
Product revenue	$452,615	$280,907	$206,801
Rental revenue	100,453	61,629	66,169
Field service and other revenue	135,301	96,053	75,596
Total revenues	688,369	438,589	348,566
Costs and expenses
Cost of product revenue	277,871	189,083	131,728
Cost of rental revenue	62,037	54,377	49,077
Cost of field service and other revenue	106,013	73,681	56,143
Selling, general and administrative expenses	67,700	46,021	39,715
Severance expenses	—	—	1,864
Total costs and expenses	513,621	363,162	278,527
Income from operations	174,748	75,427	70,039

Interest income (expense), net	3,714	(774)	701
Other income (expense), net	(1,910)	492	(555)
Income before income taxes	176,552	75,145	70,185
Income tax expense	31,430	7,675	10,970
Net income	$145,122	$67,470	$59,215
Less: net income attributable to non-controlling interest	34,948	17,877	24,769
Net income attributable to Cactus Inc.	$110,174	$49,593	$34,446

Earnings per Class A share - basic	$1.83	$0.90	$0.73
Earnings per Class A share - diluted	$1.80	$0.83	$0.72

Weighted average Class A shares outstanding - basic	60,323	55,398	47,457
Weighted average Class A shares outstanding - diluted	76,337	76,107	75,495
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net income	$145,122	$67,470	$59,215
Foreign currency translation adjustments	(1,308)	(567)	1,375
Comprehensive income	143,814	66,903	60,590
Less: comprehensive income attributable to non-controlling interest	34,632	17,632	25,362
Comprehensive income attributable to Cactus Inc.	$109,182	$49,271	$35,228
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2019	47,159	$472	27,958	$—	$194,456	$132,990	$(452)	$188,929	$516,395
Member distributions	—	—	—	—	—	—	—	(16,304)	(16,304)
Effect of CW Unit redemptions	303	3	(303)	—	2,155	—	—	(2,158)	—
Tax impact of equity transactions	—	—	—	—	284	—	—	—	284
Equity award vestings	251	2	—	—	(238)	—	—	(1,208)	(1,444)
Other comprehensive income	—	—	—	—	—	—	782	593	1,375
Stock-based compensation	—	—	—	—	5,420	—	—	3,179	8,599
Cash dividends declared ($0.36 per share)	—	—			—	(17,350)	—	—	(17,350)
Net income	—	—	—	—	—	34,446	—	24,769	59,215
Balance at December 31, 2020	47,713	$477	27,655	$—	$202,077	$150,086	$330	$197,800	$550,770
Member distributions	—	—	—	—	—	—	—	(9,742)	(9,742)
Effect of CW Unit redemptions	10,981	110	(10,981)	—	79,276	—	—	(79,386)	—
Tax impact of equity transactions	—	—	—	—	2,998	—	—	—	2,998
Equity award vestings	341	3	—	—	(1,141)	—	—	(2,145)	(3,283)
Other comprehensive loss	—	—	—	—	—	—	(322)	(245)	(567)
Stock-based compensation	—	—	—	—	6,390	—	—	2,230	8,620
Cash dividends declared ($0.38 per share)	—	—			—	(21,233)	—	—	(21,233)
Net income	—	—	—	—	—	49,593	—	17,877	67,470
Balance at December 31, 2021	59,035	$590	16,674	$—	$289,600	$178,446	$8	$126,389	$595,033
Member distributions	—	—	—	—	—	—	—	(9,692)	(9,692)
Effect of CW Unit redemptions	1,696	17	(1,696)	—	13,690	—	—	(13,707)	—
Tax impact of equity transactions	—	—	—	—	2,076	—	—	—	2,076
Equity award vestings	172	2	—	—	(3,306)	—	—	(1,257)	(4,561)
Other comprehensive loss	—	—	—	—	—	—	(992)	(316)	(1,308)
Stock-based compensation	—	—	—	—	8,468	—	—	2,163	10,631
Cash dividends declared ($0.44 per share)	—	—			—	(26,856)	—	—	(26,856)
Net income	—	—	—	—	—	110,174	—	34,948	145,122
Balance at December 31, 2022	60,903	$609	14,978	$—	$310,528	$261,764	$(984)	$138,528	$710,445
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash flows from operating activities
Net income	$145,122	$67,470	$59,215
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	34,124	36,308	40,520
Deferred financing cost amortization	165	168	168
Stock-based compensation	10,631	8,620	8,599
Provision for expected credit losses	406	310	342
Inventory obsolescence	2,739	3,490	4,840
Gain on disposal of assets	(1,391)	(1,386)	(2,480)
Deferred income taxes	25,299	4,829	6,948
(Gain) loss from revaluation of liability related to tax receivable agreement	1,910	(898)	555
Changes in operating assets and liabilities:
Accounts receivable	(49,349)	(45,492)	44,829
Inventories	(44,891)	(36,083)	18,201
Prepaid expenses and other assets	(3,108)	(2,789)	6,177
Accounts payable	5,803	22,281	(19,434)
Accrued expenses and other liabilities	2,090	16,628	(10,893)
Payments pursuant to tax receivable agreement	(11,666)	(9,697)	(14,207)
Net cash provided by operating activities	117,884	63,759	143,380

Cash flows from investing activities
Capital expenditures and other	(28,291)	(13,939)	(24,493)
Proceeds from sale of assets	2,755	2,306	6,346
Net cash used in investing activities	(25,536)	(11,633)	(18,147)

Cash flows from financing activities
Payment of deferred financing costs	(353)	—	—
Payments on finance leases	(6,055)	(5,205)	(5,317)
Dividends paid to Class A common stock shareholders	(26,719)	(21,158)	(17,140)
Distributions to members	(9,692)	(9,742)	(16,304)
Repurchases of shares	(4,563)	(3,283)	(1,445)
Net cash used in financing activities	(47,382)	(39,388)	(40,206)

Effect of exchange rate changes on cash and cash equivalents	(2,108)	272	1,029

Net increase in cash and cash equivalents	42,858	13,010	86,056

Cash and cash equivalents
Beginning of period	301,669	288,659	202,603
End of period	$344,527	$301,669	$288,659
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
Cactus Inc. was incorporated on February 17, 2017 as a Delaware corporation for the purpose of completing an initial public offering of equity and related transactions, which was completed on February 12, 2018 (our “IPO”). Cactus Inc. is a holding company whose only material asset is an equity interest consisting of units representing limited liability company interests in Cactus LLC (“CW Units”). Cactus Inc. became the sole managing member of Cactus LLC upon completion of our IPO and is responsible for all operational, management and administrative decisions relating to Cactus LLC’s business. Pursuant to the Second Amended and Restated Limited Liability Company Operating Agreement of Cactus LLC (the “Cactus Wellhead LLC Agreement”), owners of CW Units are entitled to redeem their CW Units for shares of Cactus Inc.’s Class A common stock, par value $0.01 per share (“Class A common stock”) on a one-for-one basis, which results in a corresponding increase in Cactus Inc.’s membership interest in Cactus LLC and an increase in the number of shares of Class A common stock outstanding. We refer to the owners of CW Units, other than Cactus Inc. (along with their permitted transferees), as “CW Unit Holders.” CW Unit Holders own one share of our Class B common stock, par value $0.01 per share (“Class B common stock”) for each CW Unit such CW Unit Holder owns. Cactus LLC is a Delaware limited liability company and was formed on July 11, 2011. Except as otherwise indicated or required by the context, all references to “Cactus,” “we,” “us” and “our” refer to Cactus Inc. and its consolidated subsidiaries (including Cactus LLC).
On February 28, 2023, we completed the acquisition of FlexSteel Holdings, LLC (“FlexSteel”), a leading manufacturer and provider of differentiated onshore spoolable pipe technologies and associated installation services. The historical consolidated financial statements and related notes included herein do not reflect the acquisition as it was completed subsequent to December 31, 2022. The post-acquisition results of operations of FlexSteel will first be included in our consolidated results for the period ending March 31, 2023. See further discussion of the acquisition in Note 15. “Subsequent Events”.
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
Concentrations of Credit Risk
Our assets that are potentially subject to concentrations of credit risk are cash and cash equivalents and accounts receivable. We manage the credit risk associated with these financial instruments by transacting only with what management believes are financially secure counterparties, requiring credit approvals and credit limits and monitoring counterparties’ financial condition. Our receivables are spread over a number of customers, a majority of which are oil and natural gas exploration and production (“E&P”) companies representing private operators, publicly-traded independents, majors and other companies with operations in the key U.S. oil and gas producing basins as well as Australia and the Kingdom of Saudi Arabia. Our maximum exposure to credit loss in the event of non‑performance by the customer is limited to the receivable balance. We perform ongoing credit evaluations and monitoring as to the financial condition of our customers with respect to trade receivables. Generally, no collateral is required as a condition of sale. We also control our exposure associated with trade receivables by discontinuing sales and service to non-paying customers. For the year ended December 31, 2022, we had no customers representing more than 10% of total revenues. For the year ended December 31, 2021, one customer represented approximately 12% of total revenues. No customer represented 10% or more of total revenues for the year ended December 31, 2020.
Significant Vendors
The principal raw materials used in the manufacture of our products and rental equipment include forgings, castings, tube and bar stock. In addition, we require accessory items (such as elastomers, ring gaskets, studs and nuts) and machined components and assemblies. We purchase a majority of these items from vendors primarily located in the United States, China, India and Australia. For each of the three years ended December 31, 2022, no vendor represented more than 10% of our total third-party vendor purchases of raw materials, finished products, equipment, machining and other services.
Tax Receivable Agreement (TRA)
We account for amounts payable under the TRA in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. As such, subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other income (expense), net. During the years ended December 31, 2022, 2021 and 2020, we recognized a $1.9 million loss, a $0.9 million gain and a $0.6 million loss on the change in the TRA liability, respectively. See Note 9 for further details on the TRA liability.
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
Derivative Financial Instruments
We utilize a hedging program to reduce the risks associated with changes in the value of monetary assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. Under this program, we utilize foreign currency forward contracts to offset gains or losses recorded upon remeasurement of assets and liabilities stated in the non-functional currencies of our subsidiaries. These forward contracts are not designated as hedges for accounting purposes. As such, we record changes in fair value of the forward contracts in our consolidated statements of income along with the gain or loss resulting from remeasurement of the U.S. dollar denominated financial assets and liabilities held by our foreign subsidiaries. The forward contracts are typically only 30 days in duration and are settled and renewed each month. As of December 31, 2022 and 2021, the fair value of our forward contracts were immaterial.
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
Cactus Inc. is a corporation and is subject to U.S. federal as well as state income tax related to its ownership percentage in Cactus LLC. Cactus LLC is a limited liability company treated as a partnership for U.S. federal income tax purposes and files a U.S. Return of Partnership Income, which includes both our U.S. and foreign operations. Consequently, the members of Cactus LLC are taxed individually on their share of earnings for U.S. federal and state income tax purposes. However, Cactus LLC is subject to the Texas Margins Tax. Additionally, our operations in China, Australia and Saudi Arabia are subject to local country income taxes. See Note 5 “Income Taxes” for additional information regarding income taxes.
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
Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas E&P companies in the United States. Our receivables are short-term in nature and typically due in 30 to 45 days. We do not accrue interest on delinquent receivables. Accounts receivable includes amounts billed and currently due from customers and unbilled amounts for products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of December 31, 2022 and 2021 was $34.9 million and $24.1 million, respectively.
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

	Balance at Beginning of Period	Expense	Write off	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2022	$741	$406	$(86)	$(1)	$1,060
Year Ended December 31, 2021	598	310	(167)	—	741
Year Ended December 31, 2020	837	342	(581)	—	598
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard cost (which approximates average cost). Costs include an application of related material, direct labor, duties, tariffs, freight and overhead costs. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Reserves are made for excess and obsolete items based on a range of factors, including age, usage and technological or market changes that may impact demand for those products. The inventory obsolescence reserve was $20.5 million and $18.0 million as of December 31, 2022 and 2021, respectively. The following is a rollforward of our inventory obsolescence reserve:

	Balance at Beginning of Period	Expense	Write off	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2022	$18,012	$2,739	$(202)	$(61)	$20,488
Year Ended December 31, 2021	14,637	3,490	(62)	(53)	18,012
Year Ended December 31, 2020	9,772	4,840	(53)	78	14,637
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

Land	N/A
Buildings and improvements	5	-	30	years
Machinery and equipment	2	-	12	years
Vehicles under finance lease			3	years
Rental equipment	2	-	11	years
Furniture and fixtures			5	years
Computers and software	2	-	4	years
Property and equipment as of December 31, 2022 and 2021 consists of the following:

	December 31,
	2022	2021
Land	$5,302	$3,203
Buildings and improvements	25,480	22,532
Machinery and equipment	57,883	56,937
Vehicles under finance lease	29,045	23,450
Rental equipment	194,088	180,704
Furniture and fixtures	1,759	1,755
Computers and software	3,068	3,495
Gross property and equipment	316,625	292,076
Less: Accumulated depreciation	(200,573)	(175,992)
Net property and equipment	116,052	116,084
Construction in progress	13,946	13,033
Total property and equipment, net	$129,998	$129,117
Depreciation and amortization was $34.1 million, $36.3 million and $40.5 million for 2022, 2021 and 2020, respectively. Depreciation and amortization expense is included in the consolidated statements of income as follows:

	Year Ended December 31,
	2022	2021	2020
Cost of product revenue	$3,022	$3,176	$3,506
Cost of rental revenue	23,663	25,812	28,063
Cost of field service and other revenue	6,986	6,863	8,075
Selling, general and administrative expenses	453	457	876
Total depreciation and amortization	$34,124	$36,308	$40,520
Impairment of Long‑Lived Assets
We review the recoverability of long‑lived assets, such as property and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre‑tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. We concluded there were no indicators evident or other circumstances present that these assets were not recoverable and accordingly, no impairment charges of long‑lived assets were recognized for 2022 and 2021. Due to reduced sales and cash flows in 2020, we assessed the recoverability of our long-lived assets at each interim period of 2020 and as of December 31, 2020. No impairments were recognized in 2020 as a result of these assessments.

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
Based on our annual impairment analysis using qualitative assessments, we concluded that there was no impairment of goodwill in 2022 and 2021. Due to the depressed oil price environment, reduced sales and cash flow projections and a significant decline in our market capitalization as of March 31, 2020, we assessed whether our goodwill may have been impaired as of March 31, 2020. Our quantitative impairment test using management’s current projections of revenues, expenses and cash flows as of March 31, 2020 calculated significant cushion and no impairment was recognized as a result of this assessment. Actual results during the remainder of the year were consistent with expectations and our forecasts had not materially changed; therefore, we concluded that our goodwill was not impaired at each subsequent interim period of 2020 and as of December 31, 2020.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Payroll, incentive compensation, payroll taxes and benefits	$9,484	$7,030
Accrued professional fees and other	7,347	1,078
Accrued international freight and tariffs	5,887	14,794
Taxes other than income	2,728	1,641
Income based tax payable	2,537	1,182
Deferred revenue	1,450	1,764
Accrued workers’ compensation insurance	576	269
Accrued dividends	484	346
Product warranties	126	136
Total accrued expenses and other current liabilities	$30,619	$28,240
Self-Insurance Accrued Expenses
We maintain a partially self-insured health benefit plan which provides medical and prescription drug benefits to certain of our employees electing coverage under the plan. Our exposure is limited by individual and aggregate stop loss limits through third-party insurance carriers. Our self-insurance expense is accrued based upon the aggregate of the expected liability for reported claims and the estimated liability for claims incurred but not reported, based on historical claims experience provided by our third-party insurance advisors, adjusted as necessary based upon management’s reasoned judgment. Actual employee medical claims expense may differ from estimated loss provisions based on historical experience. The liabilities for these claims are included as a component of payroll, incentive compensation, payroll taxes and benefits in the table above and were $1.4 million and $1.1 million as of December 31, 2022 and 2021, respectively.

Product Warranties
We generally warrant our manufactured products for 12 months from the date placed in service. The estimated liability for product warranties is based on historical and current claims experience.
Fair Value Measurements
Authoritative guidance on fair value measurements provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The carrying value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value based on the short-term nature of these accounts. The fair value of our foreign currency forwards is determined using market observable inputs including forward and spot prices (Level 2 inputs). We had no long-term debt outstanding as of December 31, 2022 or 2021.
Employee Benefit Plans
Our employees within the United States are eligible to participate in a 401(k) plan sponsored by us. These employees are eligible to participate on the first day of the month following 30 days of employment and if they are at least eighteen years of age. Eligible employees may contribute a percentage of their compensation subject to a maximum imposed by the Internal Revenue Code. Similar benefit plans exist for employees of our foreign subsidiaries. We match 100% of the first 3% of gross pay contributed by each employee and 50% of the next 4% of gross pay contributed by each employee and we may also make additional non‑elective employer contributions at our discretion under the plan. Due to the difficult economic environment at that time, the 401(k) match was temporarily suspended in the U.S. in June 2020 and reinstated in August 2021. During 2022, 2021 and 2020, employer matching contributions totaled $4.2 million, $1.2 million and $1.6 million, respectively.
3.Inventories
Inventories consist of the following:

	December 31,
	2022	2021
Raw materials	$3,150	$1,870
Work-in-progress	5,444	4,288
Finished goods	152,689	113,659
Total inventories	$161,283	$119,817
4.Debt
We had no debt outstanding as of December 31, 2022 and 2021. We had $0.1 million in letters of credit outstanding and were in compliance with all covenants under the ABL Credit Facility (as defined below) as of December 31, 2022.
In August 2018, Cactus LLC entered into a five-year senior secured asset-based revolving credit facility with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for such lenders and as an issuing bank and swingline lender (the “ABL Credit Facility”). The ABL Credit Facility was first amended in September 2020 and provided for $75.0 million in revolving commitments.
On July 25, 2022, the ABL Credit Facility was amended again for up to $80.0 million in revolving commitments, up to $15.0 million of which is available for the issuance of letters of credit. Subject to certain terms and conditions set forth in the ABL Credit Facility, Cactus LLC may request additional revolving commitments in an amount not to exceed $50.0 million, for a total of up to $130.0 million in revolving commitments. The ABL Credit Facility matures on July 25, 2027, or such earlier date that is 91 days prior to the maturity date of any indebtedness that has a principal balance exceeding $30.0 million. The maximum amount that Cactus LLC may borrow under the ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments.
Borrowings under the ABL Credit Facility bear interest at Cactus LLC’s option at either (i) the Alternate Base Rate (as defined therein) (“ABR”), or (ii) the Adjusted Term SOFR Rate (as defined therein) (“Term Benchmark”), plus, in each case, an applicable margin. Letters of credit issued under the ABL Credit Facility accrue fees at a rate equal to the applicable margin for Term Benchmark borrowings. The applicable margin ranges from 0.0% to 0.5% per annum for ABR borrowings and 1.25% to 1.75% per annum for Term Benchmark borrowings and, in each case, is based on the average quarterly availability under the ABL Credit Facility for the immediately preceding fiscal quarter. The unused portion of the ABL Credit Facility is subject to a commitment fee of 0.25% per annum.
The ABL Credit Facility contains various covenants and restrictive provisions that limit Cactus LLC’s and each of its subsidiaries’ ability to, among other things, incur additional indebtedness and create liens, make investments or loans, merge or consolidate with other companies, sell assets, make certain restricted payments and distributions, and engage in transactions with affiliates. The obligations under the ABL Credit Facility are guaranteed by certain subsidiaries of Cactus LLC and secured by a security interest in the accounts receivable, inventory and certain other personal property assets of Cactus LLC and the guarantors. The ABL Credit Facility also requires Cactus LLC to maintain a fixed charge coverage ratio of 1.0 to 1.0 based on the ratio of EBITDA (as defined therein) minus Unfinanced Capital Expenditures (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the ABL Credit Facility is under certain levels. If Cactus LLC fails to perform its obligations under the ABL Credit Facility, (i) the commitments under the ABL Credit Facility could be terminated, (ii) any outstanding borrowings under the ABL Credit Facility may be declared immediately due and payable and (iii) the lenders may commence foreclosure or other actions against the collateral.
At December 31, 2022, although there were no borrowings outstanding, the applicable margin on our Term Benchmark borrowings was 1.25%, plus the base rate of one, three or six month SOFR plus 0.10%, subject to a floor rate. At December 31, 2021, the applicable margin was 1.50% plus an adjusted base rate of one or three month LIBOR.
On February 28, 2023, in connection with the acquisition of FlexSteel, the ABL Credit Facility was amended and restated in its entirety (the “Amended ABL Credit Facility”). The Amended ABL Credit Facility provides for a term loan of $125.0 million and up to $225.0 million in revolving commitments. The term loan under the Amended ABL Credit Facility matures on February 27, 2026 and any revolving loans under the Amended ABL Credit Facility mature on July 26, 2027. See further discussion of the Amended ABL Credit Facility in Note 15.
Interest (Income) Expense, net
Interest (income) expense, net, including deferred financing cost amortization, was comprised of the following:

	Year Ended December 31,
	2022	2021	2020
Interest under bank facilities	$268	$313	$317
Deferred financing cost amortization	165	168	168
Finance lease interest	628	520	639
Other	167	126	3
Interest income	(4,942)	(353)	(1,828)
Interest (income) expense, net	$(3,714)	$774	$(701)
5.Income Taxes
Domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
Domestic	$155,380	$64,139	$61,028
Foreign	21,172	11,006	9,157
Income before income taxes	$176,552	$75,145	$70,185

The provision for income taxes consisted of:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$(786)
State	1,231	348	597
Foreign	4,900	2,497	4,211
Total current income taxes	6,131	2,845	4,022
Deferred:
Federal	23,945	2,658	8,040
State	514	1,516	(253)
Foreign	840	656	(839)
Total deferred income taxes	25,299	4,830	6,948
Total provision for income taxes	$31,430	$7,675	$10,970
     The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	Year Ended December 31,
	2022	2021	2020
Income taxes at 21% statutory tax rate	$37,076	$15,780	$14,739
Net difference resulting from:
Profit of non-controlling interest not subject to U.S. federal tax	(7,339)	(3,754)	(5,508)
Foreign income taxes (net of foreign tax credit)	2,104	2,423	269
State income taxes (excluding rate change)	2,910	1,348	883
Impact of change in forecasted state income tax rate	(1,739)	1,347	(1,216)
Foreign withholding taxes	1,225	730	462
Change in valuation allowance	(1,381)	(8,977)	2,840
Adjustments of prior year taxes	(120)	79	(1,663)
Stock compensation	(1,743)	(1,096)	(34)
Other	437	(205)	198
Total provision for income taxes	$31,430	$7,675	$10,970
Our effective tax rate was 17.8%, 10.2% and 15.6% for the years ended December 31, 2022, 2021 and 2020, respectively. Our effective tax rate is typically lower than the federal statutory rate of 21% due to the fact that Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus LLC. Income allocated to the non-controlling interest is not subject to U.S. federal or state tax.

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Investment in Cactus LLC	$299,253	$292,956
Imputed interest	12,982	12,297
Tax credits	6,158	3,713
Net operating loss carryforwards	855	11,198
Other	—	152
Deferred tax assets	319,248	320,316
Valuation allowance	(17,604)	(17,242)
Deferred tax asset, net	301,644	303,074

Foreign withholding taxes	1,323	854
Other	643	318
Deferred tax liability, net	$1,966	$1,172
As of December 31, 2022, our liability related to the TRA was $292.6 million, representing 85% of the calculated net cash savings in the United States federal, state and local and franchise tax that we anticipate realizing in future years from certain increases in tax basis and certain tax benefits attributed to imputed interest as a result of our acquisition of CW Units. We have determined it is more-likely-than-not that we will be able to utilize all of our tax basis subject to the TRA; therefore, we have recorded a liability related to the TRA for the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of our acquisition (or deemed acquisition for United States federal income tax purposes) of CW Units. If we determine the utilization of this tax basis is not more-likely-than-not in the future, our estimate of amounts to be paid under the TRA would be reduced. In this scenario, the reduction of the liability under the TRA would result in a benefit to our pre-tax consolidated results of operations in conjunction with an increase to the valuation allowance and an offsetting adjustment to tax expense.
We record a deferred tax asset for the differences between our tax and book basis in the investment in Cactus LLC and imputed interest on the TRA. Based upon our cumulative earnings history and forecasted future sources of taxable income, we believe that we will be able to realize the majority of our U.S. deferred tax assets in the future. We do not expect to realize the portion of our deferred tax asset for our investment in Cactus LLC that may only be realizable through the sale or liquidation of the investment and our ability to generate sufficient capital gains. For the year ended December 31, 2022, as a result of redemptions of CW Units, we released $1.4 million of our valuation allowance and recorded a tax benefit of $1.4 million related to the realizable portion of the deferred tax asset. As of December 31, 2022, we have a valuation allowance of $12.2 million against the $299.3 million deferred tax asset. During the year ended December 31, 2021, as a result of redemptions of CW Units, we released $9.0 million of our valuation allowance and recorded a tax benefit of $9.0 million related to the realizable portion of the deferred tax asset. As of December 31, 2021, we had a valuation allowance of $13.5 million against the $293.0 million deferred tax asset. We also record deferred tax assets for imputed interest, certain tax credits and net operating loss carryforwards. As of December 31, 2022, we have a valuation allowance of $5.4 million against these deferred tax assets, primarily associated with our portion of Cactus LLC’s accrued foreign taxes and state tax credits, due to uncertainty of realization.
As of December 31, 2022, we have deferred tax assets on U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $0.8 million and $0.1 million, respectively, which can be used to offset U.S. federal and state taxes payable in future years. The U.S. federal NOL carryforwards have no expiration date whereas the U.S. state NOL carryforwards generally will expire in periods beginning in 2040.
As of December 31, 2022 and 2021, we had no uncertain tax positions.
None of our federal or state income tax returns are currently under examination by state taxing authorities.
6.Stock-Based Compensation
We have a long-term incentive plan (“LTIP”) that provides for the grant of various stock-based compensation awards at the discretion of our compensation committee of our board of directors. Employees and non-employee directors are eligible to receive awards under the LTIP. Stock-based awards granted pursuant to the LTIP are expected to be settled in shares of our Class A common stock if they vest. Our stock-based awards do not have voting rights prior to vesting. Dividends declared are accumulated and paid upon vesting. We account for forfeitures when they occur and recognize the impact to stock-based compensation expense at that time. We recorded $10.6 million of stock-based compensation expense during the year ended December 31, 2022 and $8.6 million during each of the years ended December 31, 2021 and 2020. Stock-based compensation expense is primarily recorded in selling, general and administrative expenses. We recognized $1.7 million, $1.1 million and $34 thousand in tax benefits for tax deductions from the vesting of stock-based awards benefits during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, 1.1 million stock awards were available for grant.
Restricted Stock Units
Restricted stock units (“RSUs”) granted to our key employees generally vest over a three-year period (vesting ratably in equal tranches over a three-year period); however, RSUs granted to our non-employee directors generally vest on the first anniversary of the grant date. We recognize compensation expense over the requisite service period using straight-line amortization.
The following table summarizes our RSU activity during the year ended December 31, 2022 (RSUs in thousands):

	No. of RSUs	Weighted Average Grant Date Fair Value ($)
Nonvested as of December 31, 2021	476	$24.29
Granted	151	55.06
Vested	(253)	25.37
Forfeited	(24)	31.75
Nonvested as of December 31, 2022	350	$36.27
There was approximately $7.9 million of unrecognized compensation expense relating to the unvested RSUs as of December 31, 2022. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 1.9 years.
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
In 2020, we granted PSU awards that contained a two-year and a three-year performance period. Our ROCE performance over the two-year period did not meet the minimum requirements for vesting; therefore, the portions of the awards related to the two-year performance period were forfeited as of December 31, 2021. As of December 31, 2020, we had not recognized compensation expense related to any of the 2020 awards as it was not probable that the minimum performance level would be achieved for each award as determined by the actual and forecasted ROCE performance over the applicable performance periods. In 2021, we recorded a cumulative catch-up of compensation expense for the portions of the awards related to the three-year performance period as it was probable that the minimum ROCE performance level would be achieved. Based on actual ROCE performance from 2020 through 2022, these PSUs vested at 80% of target; therefore, a portion of the awards related to the three-year performance period were forfeited as of December 31, 2022.

The following table summarizes our PSU activity during the year ended December 31, 2022 (PSUs in thousands at their target number of shares which assumes achievement of 100% of target):

	No. of PSUs	Weighted Average Grant Date Fair Value ($)
Nonvested as of December 31, 2021	198	$20.80
Granted	68	55.02
Vested	(96)	13.66
Forfeited	(42)	23.26
Nonvested as of December 31, 2022	128	$43.63
As of December 31, 2022, there was approximately $3.0 million of unrecognized compensation expense relating to the unvested PSUs (based on the grant date fair value of the awards at 100% of target) which is expected to be recognized over a weighted average period of 1.8 years.
7.Revenue
We disaggregate revenue from contracts with customers into three revenue categories: (i) product revenues, (ii) rental revenues and (iii) field service and other revenues. We have predominately domestic operations, with a small amount of sales in Australia, the Kingdom of Saudi Arabia and other international markets. For the year ended December 31, 2022, we derived 66% of our total revenues from the sale of our products, 14% of our total revenues from rental and 20% of our total revenues from field service and other. This compares to 64% of our total revenues from the sale of our products, 14% of our total revenues from rental and 22% of our total revenues from field service and other for the year ended December 31, 2021.  In 2020, we derived 59% of our total revenues from the sale of our products, 19% from rental and 22% from field service and other. The following table presents our revenues disaggregated by category:

	Year Ended December 31,
	2022	2021	2020
Product revenue	$452,615	$280,907	$206,801
Rental revenue	100,453	61,629	66,169
Field service and other revenue	135,301	96,053	75,596
Total revenue	$688,369	$438,589	$348,566
At December 31, 2022, we had a deferred revenue balance of $1.5 million compared to the December 31, 2021 balance of $1.8 million included in accrued expenses and other current liabilities in the consolidated balance sheets. Deferred revenue represents our obligation to transfer products or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of December 31, 2022, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.
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

The following are the components of operating and finance lease costs:

	Year Ended December 31,
	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$5,516	$4,906
Interest expense	628	520
Operating lease cost	6,564	6,638
Short-term lease cost	1,515	1,894
Sublease income	(353)	(265)
Total lease cost	$13,870	$13,693
The following is supplemental cash flow information for our operating and finance leases:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$628	$520
Operating cash flows from operating leases	6,524	5,398
Financing cash flows from finance leases	6,055	5,205
Total	$13,207	$11,123

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$6,565	$5,342
Finance leases	7,941	9,941
Total	$14,506	$15,283
The following is the aggregate future lease payments for operating and finance leases as of December 31, 2022:

	Operating	Finance
2023	$5,431	$6,442
2024	4,420	4,963
2025	3,458	2,117
2026	2,711	111
2027	2,640	—
Thereafter	7,410	—
Total undiscounted lease payments	26,070	13,633
Less: effects of discounting	(2,918)	(1,264)
Present value of lease payments	$23,152	$12,369
The following represents the average lease terms and discount rates for our operating and finance leases:

	Year Ended December 31,
	2022		2021
Weighted average remaining lease term:
Finance leases	2.0	years	2.1	years
Operating leases	6.5	years	5.8	years

Weighted average discount rate
Finance leases	11.97%		8.58%
Operating leases	2.96%		3.01%

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
9.Tax Receivable Agreement
In connection with our IPO, we entered into the TRA with certain direct and indirect owners of Cactus LLC (the “TRA Holders”). The TRA generally provides for payment by Cactus Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances as a result of (i) certain increases in tax basis that occur as a result of Cactus Inc.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s CW Units in connection with our IPO or any subsequent offering, or pursuant to any other exercise of the Redemption Right or the Call Right (each as defined below), (ii) certain increases in tax basis resulting from the repayment of borrowings outstanding under Cactus LLC’s term loan facility in connection with our IPO and (iii) imputed interest deemed to be paid by Cactus Inc. as a result of, and additional tax basis arising from, any payments Cactus Inc. makes under the TRA. We retain the remaining 15% of the cash savings.
The TRA liability is calculated by determining the tax basis subject to TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. As of December 31, 2022, the total liability from the TRA was $292.6 million with $27.5 million reflected in current liabilities based on the expected timing of our next payment. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus LLC or Cactus Inc.
The term of the TRA commenced upon completion of our IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we exercise our right to terminate the TRA. If we elect to terminate the TRA early (or it is terminated early due to certain mergers, asset sales, other forms of business combinations or other changes of control relating to Cactus LLC, our obligations under the TRA would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the TRA and such payment is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the TRA, including the assumptions that (i) we have sufficient taxable income to fully utilize the tax benefits covered by the TRA and (ii) any CW Units (other than those held by Cactus Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates.
We may elect to defer payments due under the TRA if we do not have available cash to satisfy our payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date.
10.Equity
As of December 31, 2022, Cactus Inc. owned 80.3% of Cactus LLC, as compared to 78.0% as of December 31, 2021. As of December 31, 2022, Cactus Inc. had outstanding 60.9 million shares of Class A common stock (representing 80.3% of the total voting power) and 15.0 million shares of Class B common stock (representing 19.7% of the total voting power).
Redemptions of CW Units
Pursuant to the Cactus Wellhead LLC Agreement, each holder of CW Units had, subject to certain limitations, the right (the “Redemption Right”) to cause Cactus LLC to acquire all or at least a minimum portion of its CW Units for, at Cactus LLC’s election, (x) shares of our Class A common stock at a redemption ratio of one share of Class A common stock for each CW Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions, or (y) an equivalent amount of cash. Alternatively, upon the exercise of the Redemption Right, Cactus Inc. (instead of Cactus LLC) will have the right (the “Call Right”) to acquire each tendered CW Unit directly from the exchanging CW Unit Holder for, at its election, (x) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, or (y) an equivalent amount of cash. In connection with any redemption of CW Units pursuant to the Redemption Right or our Call Right, the corresponding number of shares of Class B common stock, par value $0.01 per share (“Class B common stock”), will be canceled.

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
Since our IPO in February 2018, 45.6 million CW Units and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock. For more information regarding our IPO, see our Annual Report on Form 10-K for the year ended December 31, 2018.
The following is a rollforward of ownership of legacy CW Units by CW Unit Holders for the three years ended December 31, 2022:

CW Units
(in thousands)
CW Units held by legacy CW Unit Holders as of December 31, 2019	27,958
CW Unit redemptions	(303)
CW Units held by legacy CW Unit Holders as of December 31, 2020	27,655
March 2021 Secondary Offering	(6,273)
Cadent redemption in June 2021	(3,292)
Cadent redemption in September 2021	(715)
Other CW Unit redemptions	(701)
CW Units held by legacy CW Unit Holders as of December 31, 2021	16,674
CW Unit redemptions	(1,696)
CW Units held by legacy CW Unit Holders as of December 31, 2022	14,978
Outside of the redemptions associated with the 2021 Secondary Offering (as defined below) and the 2021 redemptions by Cadent (as defined below) and its affiliates, certain legacy CW Unit Holders redeemed 1.7 million, 0.7 million and 0.3 million CW Units (together with a corresponding number of shares of Class B common stock) pursuant to the Redemption Right for the years ended December 31, 2022, 2021 and 2020, respectively. Cactus Inc. acquired the redeemed CW Units and a corresponding number of shares of Class B common stock (which shares of Class B common stock were then canceled) and issued 1.7 million, 0.7 million and 0.3 million shares of Class A common stock to the redeeming CW Unit Holders during the same respective time periods. Pursuant to the TRA, as described in Note 9, CW Unit redemptions create additional TRA liability. As a result of all of the CW Unit redemptions during the years ended December 31, 2022, 2021 and 2020, Cactus Inc. increased its ownership in Cactus LLC and accordingly, increased its equity by approximately $13.7 million, $79.4 million and $2.2 million, respectively, resulting from a reduction in the non-controlling interest.
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
Dividends
Aggregate cash dividends of $0.44, $0.38 and $0.36 per share of Class A common stock declared during the years ended December 31, 2022, 2021 and 2020 totaled $26.9 million, $21.2 million and $17.4 million, respectively. Cash dividends paid during the years ended December 31, 2022, 2021 and 2020 totaled $26.7 million, $21.2 million and $17.1 million, respectively. Dividends accrue on unvested stock-based awards on the date of record and are paid upon vesting. Dividends are not paid to our Class B common stock holders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to our CW Unit Holders for any dividends declared on our Class A common stock. See Note 11 “Related Party Transactions” for further discussion of distributions made by Cactus LLC.
Limitation of Members’ Liability
Under the terms of the Cactus Wellhead LLC Agreement, the members of Cactus LLC are not obligated for debt, liabilities, contracts or other obligations of Cactus LLC. Profits and losses are allocated to members as defined in the Cactus Wellhead LLC Agreement.
11.Related Party Transactions
When needed, we rent a plane under dry-lease from a company owned by a member of Cactus LLC. These transactions are under short-term rental arrangements and the agreement governing these transactions does not qualify as a lease. Effective January 1, 2022, we pay a base hourly rent of $2,500 per flight hour of use (increased from $1,750 per flight hour) of the aircraft, payable monthly, for the hours of aircraft operation. During each of the years ended December 31, 2022 and 2021, expense recognized in connection with these rentals totaled $0.2 million as compared to $0.1 million during the year ended December 31, 2020. As of December 31, 2022 and 2021, we owed less than $0.1 million to the related party which are included in accounts payable in the consolidated balance sheets. We are also responsible for employing pilots and fuel expenses. Our Chief Executive Officer and Chief Operating Officer reimburse the Company up to $2,350 per day for their personal use of the pilots employed by the Company, depending on how many company pilots are utilized for the day.
The TRA agreement is with certain direct and indirect holders of CW Units, including certain of our officers, directors and employees. These TRA Holders have the right in the future to receive 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. The total liability from the TRA as of December 31, 2022 was $292.6 million. We pay professional fees to assist with maintenance of the TRA and composite tax payments in advance of the state tax return filings which are reimbursable from the TRA Holders. As of December 31, 2022 and 2021, amounts due from the TRA Holders for fees and estimated state tax payments made on their behalf totaled $0.1 million and $0.2 million, respectively. The balances are included in accounts receivable, net in the consolidated balance sheets.
Distributions made by Cactus LLC are generally required to be made pro rata among all its members. During the years ended December 31, 2022, 2021 and 2020, Cactus LLC distributed $38.6 million, $30.6 million and $27.8 million, respectively, to Cactus Inc. to fund its dividend, TRA liability and estimated tax payments. During the years ended December 31, 2022 and 2021, Cactus LLC made pro rata distributions to the other members totaling $9.7 million, respectively as compared to $16.3 million during the year ended December 31, 2020.

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
The following table summarizes the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income attributable to Cactus Inc.—basic	$110,174	$49,593	$34,446
Net income attributable to non-controlling interest(1)	27,235	13,744	19,934
Net income attributable to Cactus Inc.—diluted(1)	$137,409	$63,337	$54,380
Denominator:
Weighted average Class A shares outstanding—basic	60,323	55,398	47,457
Effect of dilutive shares	16,014	20,709	28,038
Weighted average Class A shares outstanding—diluted	76,337	76,107	75,495

Earnings per Class A share—basic	$1.83	$0.90	$0.73
Earnings per Class A share—diluted(1)	$1.80	$0.83	$0.72
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 25.0%, 27.0% and 24.0% for the years ended December 31, 2022, 2021 and 2020, respectively.
14.Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2022	2021	2020
Right-of-use assets obtained in exchange for new lease obligations	$14,506	$15,283	$4,302
Property and equipment in accounts payable	1,369	405	197
Cash paid for interest and income taxes was as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for interest	$1,063	$959	$959
Cash paid for income taxes, net	5,502	4,542	1,600
During the years ended December 31, 2022, 2021 and 2020, we issued 1.7 million, 11.0 million and 0.3 million shares of Class A common stock, respectively, pursuant to redemptions of CW Units by holders thereof.

15.Subsequent Events
On December 30, 2022, Cactus Inc. and its newly-formed subsidiary, Atlas Merger Sub, LLC, entered into a definitive agreement (the “Merger Agreement”) to acquire HighRidge Resources, Inc. and its subsidiaries (“HighRidge”) on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”). The Merger Agreement provided Cactus with the opportunity to acquire FlexSteel, a wholly-owned subsidiary of HighRidge and a leading manufacturer and provider of differentiated onshore spoolable pipe technologies and associated installation services.
On January 13, 2023, Cactus Inc. completed an underwritten offering of 3,224,300 shares of Class A common stock at a price to the underwriters of $51.36 per share for net proceeds of $165.6 million (net of $6.9 million of underwriting discounts and commissions). Following the offering, Cactus Inc. owned 81.1% and CW Unit Holders owned 18.9% of Cactus LLC, which was based on 64.1 million shares of Class A common stock issued and outstanding and 15.0 million shares of Class B common stock issued and outstanding.
The Merger closed on February 28, 2023 whereby Atlas Merger Sub, LLC merged into HighRidge, with HighRidge being the surviving entity. HighRidge’s primary purpose was to own 100% of the equity in FlexSteel Holdings, Inc. Subsequent to the Merger, FlexSteel Holdings, Inc. was converted into a limited liability company, now named FlexSteel Holdings, LLC (previously defined as “FlexSteel”). Also subsequent to the Merger, Cactus Inc. contributed HighRidge to Cactus Acquisitions LLC, a newly created entity, whereby HighRidge was converted into a limited liability company. Finally, Cactus Acquisitions LLC contributed FlexSteel to Cactus Companies, LLC who acquired all of the outstanding units of Cactus LLC in exchange for an equal number CC Units (as defined below) prior to the Merger closing. We acquired FlexSteel on a cash-free, debt-free basis, for a purchase price of approximately $621.2 million, subject to certain working capital, debt and other customary adjustments set forth in the Merger Agreement. In addition to the upfront consideration, there is a potential future earn-out payment of up to $75 million to be paid no later than the third quarter of 2024, if certain revenue growth targets are met by FlexSteel. We funded the upfront purchase price using a combination of $165.6 million of net proceeds received from the public offering of shares of our Class A common stock completed on January 13, 2023, borrowings under the Amended ABL Credit Facility and available cash on hand at the time of closing.
We believe this acquisition enhances Cactus’ position as a premier manufacturer and provider of highly engineered equipment to the E&P industry and expands our reach further downstream. We also believe FlexSteel’s products are highly complementary to Cactus’ equipment at the wellsite and provides meaningful growth potential for Cactus. The acquisition is being accounted for using the acquisition method of accounting, with Cactus being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities will be recorded at their respective fair values as of the date of the completion of the Merger. The preliminary purchase price allocation is not complete as of the date of this report and will be an ongoing process for up to one year subsequent to the closing date of the transaction. Determining the fair value of the assets and liabilities of FlexSteel requires judgment and certain assumptions to be made. The Merger was structured as a tax-free reorganization for United States federal income tax purposes. In connection with the Merger, Cactus recognized approximately $8.4 million of transaction costs for the year ended December 31, 2022. These fees primarily related to legal, accounting and consulting fees and are included in selling, general and administrative expenses in the statements of income.
As part of an internal reorganization (the “CC Reorganization”) in connection with the Merger, Cactus Companies, LLC (“Cactus Companies”) was formed and on February 27, 2023, Cactus Companies acquired all of the outstanding units of Cactus LLC in exchange for an equal number of units representing limited liability company interests in Cactus Companies (“CC Units”) issued to each of the previous owners of CW Units. Upon the completion of the CC Reorganization, CW Unit Holders ceased to be holders of CW Units and, instead, became holders of a number of CC Units equal to the number of CW Units such CW Unit Holders held immediately prior to the completion of the CC Reorganization. Following the completion of the CC Reorganization, CC Unit Holders own one share of our Class B Common Stock for each CC Unit such CC Unit Holder owns. Cactus Inc. is a holding company whose only material asset is an equity interest consisting of CC Units, following the completion of the CC Reorganization, and was CW Units from the IPO until the CC Reorganization. Cactus Inc. was the sole managing member of Cactus LLC upon completion of our IPO until the CC Reorganization and became the sole managing member of Cactus Companies upon completion of the CC Reorganization.
In connection with the CC Reorganization, Cactus Inc. and the owners of CC Units entered into the Limited Liability Company Operating Agreement of Cactus Companies (the “Cactus Companies LLC Agreement”), which contains substantially the same terms and conditions as the Second Amended and Restated Limited Liability Company Operating Agreement of Cactus LLC (the “Cactus Wellhead LLC Agreement”), which was the limited liability company operating agreement of Cactus LLC prior to the CC Reorganization. Cactus Inc. was responsible for all operational, management and administrative decisions relating to Cactus LLC’s business for the period from completion of our IPO until the CC Reorganization and relating to Cactus Companies’ business for periods after the CC Reorganization. Pursuant to the Cactus Companies LLC Agreement, each holder of CC Units has, subject to certain limitations, the right to cause Cactus Companies to acquire all or at least a minimum portion of its CC Units for, at Cactus Companies’ election, (x) shares of our Class A common stock at a redemption ratio of one share of Class A common stock for each CC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions, or (y) an equivalent amount of cash. Alternatively, upon the exercise of such redemption right, Cactus Inc. (instead of Cactus Companies) has the right to acquire each tendered CC Unit directly from the exchanging CC Unit Holder for, at its election, (x) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, or (y) an equivalent amount of cash. In connection with any redemption of CC Units pursuant to such redemption right or our alternative right to acquire each tendered CC Unit, the corresponding number of shares of Class B common stock would be canceled.
On February 28, 2023, in connection with the Merger, Cactus Companies assumed the rights and obligations of Cactus LLC as Borrower under the ABL Credit Facility and the ABL Credit Facility was amended and restated in its entirety (the “Amended ABL Credit Facility”). The Amended ABL Credit Facility provides for a term loan of $125.0 million, the full amount of which was borrowed at closing of the Amended ABL Credit Facility to fund a portion of the Merger, and up to $225.0 million in revolving commitments, up to $20.0 million of which is available for the issuance of letters of credit. Subject to certain terms and conditions set forth in the Amended ABL Credit Facility, Cactus Companies LLC may request additional revolving commitments in an amount not to exceed $50.0 million, for a total of up to $275.0 million in revolving commitments. The term loan under the Amended ABL Credit Facility matures on February 27, 2026 and any revolving loans under the Amended ABL Credit Facility mature on July 26, 2027. The maximum amount that Cactus Companies may borrow under the Amended ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments.
Borrowings under the Amended ABL Credit Facility bear interest at Cactus Companies’ option at either the ABR rate or the Term Benchmark rate, plus, in each case, an applicable margin. Letters of credit issued under the Amended ABL Credit Facility accrue fees at a rate equal to the applicable margin for Term Benchmark borrowings. The applicable margin for term loan borrowings is 2.50% per annum for term loan ABR borrowings and 3.50% per annum for term loan Term Benchmark borrowings. The applicable margin for revolving loan borrowings ranges from 0.0% to 0.5% per annum for revolving loan ABR borrowings and 1.25% to 1.75% per annum for revolving loan Term Benchmark borrowings and, in each case, is based on the average quarterly availability of the revolving loan commitment under the Amended ABL Credit Facility for the immediately preceding fiscal quarter. The unused portion of revolving commitment under the Amended ABL Credit Facility is subject to a commitment fee of 0.25% per annum. The term loan is required to be repaid in regular set amounts starting March 31, 2023 as set forth in the amortization schedule in the Amended ABL Credit Facility. The term loan can be prepaid without the payment of any prepayment premium (other than customary breakage costs for Term Benchmark borrowings).
The Amended ABL Credit Facility contains various covenants and restrictive provisions that limit Cactus Companies’ and each of its subsidiaries’ ability to, among other things, incur additional indebtedness and create liens, make investments or loans, merge or consolidate with other companies, sell assets, make certain restricted payments and distributions, and engage in transactions with affiliates. The obligations under the Amended ABL Credit Facility are guaranteed by certain subsidiaries of Cactus Companies and secured by a security interest in accounts receivable, inventory, equipment and certain other real and personal property assets of Cactus Companies and the guarantors. Until the term loan is paid in full, the Amended ABL Credit Facility requires Cactus Companies to maintain a leverage ratio no greater than 2.50 to 1.00 based on the ratio of Total Indebtedness (as defined therein) to EBITDA (as defined therein). The Amended ABL Credit Facility also requires Cactus Companies to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 based on the ratio of EBITDA (as defined therein) minus Unfinanced Capital Expenditures (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the Amended ABL Credit Facility is under certain levels. If Cactus Companies fails to perform its obligations under the Amended ABL Credit Facility, (i) the revolving commitments under the Amended ABL Credit Facility could be terminated, (ii) any outstanding borrowings under the Amended ABL Credit Facility may be declared immediately due and payable and (iii) the lenders may commence foreclosure or other actions against the collateral.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in

Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act as amended) as of December 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Not applicable.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item (and only such information) is incorporated by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2022 (“Proxy Statement”).
Item 11.    Executive Compensation
The information required by this item (and only such information) is incorporated by reference to our Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item (and only such information) is incorporated by reference to our Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item (and only such information) is incorporated by reference to our Proxy Statement.
Item 14.    Principal Accountant Fees and Services
The information required by this item (and only such information) is incorporated by reference to our Proxy Statement.
PART IV
Item 15.    Exhibits and Financial Statement Schedules
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
2.1
Agreement and Plan of Merger among Cactus, Inc., Atlas Merger Sub, LLC, HighRidge Resources, Inc. and FlexSteel LTIP LP, dated as of December 30, 2022 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Commission on January 3, 2023)

3.1
Amended and Restated Certificate of Incorporation of Cactus, Inc., effective February 12, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)

3.2	Amended and Restated Bylaws of Cactus, Inc., effective as of February 7, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on February 8, 2023)
4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the Commission on February 28, 2020)

10.1
Amended and Restated Limited Liability Company Operating Agreement of Cactus Companies, LLC, dated February 27, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8‑K filed with the Commission on March 1, 2023)

10.2†
Amended and Restated Employment Agreement with Scott Bender, dated as of February 12, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)

10.3†
First Amendment to the Amended and Restated Employment Agreement, dated February 21, 2019, by and between Scott Bender and Cactus Wellhead, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on February 22, 2019)

10.4†
Second Amended and Restated Employment Agreement with Scott Bender, dated as of April 25, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 28, 2021)

10.5†
Amended and Restated Employment Agreement with Joel Bender, dated as of February 12, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)

10.6†
First Amendment to the Amended and Restated Employment Agreement, dated February 21, 2019, by and between Joel Bender and Cactus Wellhead, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on February 22, 2019)

10.7†
Second Amended and Restated Employment Agreement with Joel Bender, dated as of April 25, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on April 28, 2021)

10.8†
Amended and Restated Noncompetition Agreement with Scott Bender, dated as of February 12, 2018 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)

10.9†
Amended and Restated Noncompetition Agreement with Joel Bender, dated as of February 12, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)

10.10†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on January 12, 2018)
10.11†*
Schedule of Director and Officer Indemnification Agreements Identical in All Material Respects to the Form of Director and Officer Indemnification Agreement Filed as Exhibit 10.10 to this Annual Report pursuant to Instruction 2 to Item 6-01 of Regulation S-K

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
10.18
Amended and Restated Credit Agreement, dated as of February 28, 2023, among Cactus Companies, LLC, as borrower, certain subsidiaries of Cactus Companies, LLC, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K filed with the Commission on March 1, 2023)

10.19†
Form of Restricted Stock Unit Agreement (Directors, one-year vesting) (incorporated by reference to Exhibit 4.7 to the Registrants Form S-8 Registration Statement (File No. 333-225269) filed with the Commission on May 29, 2018)

10.20†
Form of Restricted Stock Unit Agreement (Directors, three-year vesting) (incorporated by reference to Exhibit 4.8 to the Registrants Form S-8 Registration Statement (File No. 333-225269) filed with the Commission on May 29, 2018)

10.21†
Form of Performance Stock Unit Agreement (three-year vesting) under the Cactus, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on March 17, 2020)

10.22†
Form of Performance Stock Unit Agreement (two and three-year vesting) under the Cactus, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on March 17, 2020)

10.23†
Form of Performance Stock Unit Agreement under the Cactus, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K filed with the Commission on February 28, 2022)

10.24†
Offer Letter to Stephen Tadlock dated May 30, 2017 (incorporated by reference to Item 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on March 15, 2019)

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

10.27†*	Offer Letter to William Marsh dated April 25, 2022
21.1*	List of Subsidiaries of Cactus, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Inline Taxonomy Extension Schema Document
101.CAL*	XBRL Inline Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Inline Taxonomy Label Linkbase Document
101.PRE*	XBRL Inline Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Inline Taxonomy Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.
**   Furnished herewith.
†     Management contract or compensatory plan or arrangement.
Item 16.    Form 10‑K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cactus, Inc.

Date: March 1, 2023	By:	/s/ Scott Bender
Scott Bender
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Bender	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2023
Scott Bender

/s/ Stephen Tadlock	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2023
Stephen Tadlock

/s/ Donna Anderson	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2023
Donna Anderson

/s/ Bruce Rothstein	Chairman of the Board and Director	March 1, 2023
Bruce Rothstein

/s/ Joel Bender	Senior Vice President, Chief Operating Officer and Director	March 1, 2023
Joel Bender

/s/ Melissa Law	Director	March 1, 2023
Melissa Law

/s/ Michael McGovern	Director	March 1, 2023
Michael McGovern

/s/ John (Andy) O’Donnell	Director	March 1, 2023
John (Andy) O’Donnell

/s/ Gary Rosenthal	Director	March 1, 2023
Gary Rosenthal

/s/ Alan Semple	Director	March 1, 2023
Alan Semple

/s/ Tym Tombar	Director	March 1, 2023
Tym Tombar