Form 10-Q
period 2023-03-31
Cactus, Inc.
filed 2023-05-10
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of May 5, 2023, the registrant had 64,536,975 shares of Class A common stock, $0.01 par value per share, and 14,889,627 shares of Class B common stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Annual Report”), the Risk Factors described in Part II, Item 1A. of this Quarterly Report and other cautionary statements contained herein. These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the operation of our business. These risks include, but are not limited to the risks described in our 2022 Annual Report under Item 1A, “Risk Factors.” Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
i

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except per share data)	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$75,422	$344,527
Accounts receivable, net of allowance of $667 and $1,060, respectively	209,442	138,268
Inventories	232,598	161,283
Prepaid expenses and other current assets	9,993	10,564
Total current assets	527,455	654,642
Property and equipment, net	351,302	129,998
Operating lease right-of-use assets, net	22,028	23,183
Intangible assets, net	196,634	—
Goodwill	201,302	7,824
Deferred tax asset, net	211,460	301,644
Other noncurrent assets	10,086	1,605
Total assets	$1,520,267	$1,118,896
Liabilities and Equity
Current liabilities
Accounts payable	$56,743	$47,776
Accrued expenses and other current liabilities	50,766	30,619
Current portion of liability related to tax receivable agreement	27,544	27,544
Finance lease obligations, current portion	7,242	5,933
Operating lease liabilities, current portion	4,521	4,777
Long-term debt, current portion	39,750	—
Total current liabilities	186,566	116,649
Deferred tax liability, net	2,123	1,966
Liability related to tax receivable agreement, net of current portion	261,607	265,025
Finance lease obligations, net of current portion	8,900	6,436
Operating lease liabilities, net of current portion	17,429	18,375
Long-term debt, net of current portion	111,967	—
Other noncurrent liabilities	5,839	—
Total liabilities	594,431	408,451
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 64,448 and 60,903 shares issued and outstanding	645	609
Class B common stock, $0.01 par value, 215,000 shares authorized, 14,978 and 14,978 shares issued and outstanding	—	—
Additional paid-in capital	439,844	310,528
Retained earnings	297,528	261,764
Accumulated other comprehensive loss	(764)	(984)
Total stockholders’ equity attributable to Cactus Inc.	737,253	571,917
Non-controlling interest	188,583	138,528
Total stockholders’ equity	925,836	710,445
Total liabilities and equity	$1,520,267	$1,118,896
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share data)
Revenues
Product revenue	$159,510	$94,040
Rental revenue	27,817	22,343
Field service and other revenue	41,078	29,516
Total revenues	228,405	145,899
Costs and expenses
Cost of product revenue	100,815	60,920
Cost of rental revenue	16,084	15,089
Cost of field service and other revenue	31,917	24,806
Selling, general and administrative expenses	29,901	14,094
Total costs and expenses	178,717	114,909
Operating income	49,688	30,990

Interest income (expense), net	1,002	(100)
Other income (expense), net	3,538	(1,115)
Income before income taxes	54,228	29,775
Income tax expense	1,940	2,692
Net income	$52,288	$27,083
Less: net income attributable to non-controlling interest	9,394	6,467
Net income attributable to Cactus Inc.	$42,894	$20,616

Earnings per Class A share - basic	$0.67	$0.35
Earnings per Class A share - diluted	$0.63	$0.34

Weighted average Class A shares outstanding - basic	63,740	59,288
Weighted average Class A shares outstanding - diluted	79,155	76,162
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income	$52,288	$27,083
Foreign currency translation adjustments	303	436
Comprehensive income	$52,591	$27,519
Less: comprehensive income attributable to non-controlling interest	9,477	6,576
Comprehensive income attributable to Cactus Inc.	$43,114	$20,943
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	60,903	$609	14,978	$—	$310,528	$261,764	$(984)	$138,528	$710,445
Issuances of common stock	3,352	34	—	—	143,302	—	—	26,033	169,369
Member distributions	—	—	—	—	—	—	—	(1,644)	(1,644)
Tax impact of equity transactions	—	—	—	—	(13,981)	—	—	16,826	2,845
Equity award vestings	193	2	—	—	(3,009)	—	—	(1,336)	(4,343)
Other comprehensive income	—	—	—	—	—	—	220	83	303
Stock-based compensation	—	—	—	—	3,004	—	—	699	3,703
Cash dividends declared ($0.11 per share)	—	—	—	—	—	(7,130)	—	—	(7,130)
Net income	—	—	—	—	—	42,894	—	9,394	52,288
Balance at March 31, 2023	64,448	$645	14,978	$—	$439,844	$297,528	$(764)	$188,583	$925,836

Balance at December 31, 2021	59,035	$590	16,674	$—	$289,600	$178,446	$8	$126,389	$595,033
Member distributions	—	—	—	—	—	—	—	(1,654)	(1,654)
Effect of CW Unit redemptions	1,000	10	(1,000)	—	7,878	—	—	(7,888)	—
Tax impact of equity transactions	—	—	—	—	2,531	—	—	—	2,531
Equity award vestings	162	2	—	—	(3,212)	—	—	(1,214)	(4,424)
Other comprehensive income	—	—	—	—	—	—	327	109	436
Stock-based compensation	—	—	—	—	2,096	—	—	570	2,666
Cash dividends declared ($0.11 per share)	—	—	—	—	—	(6,569)	—	—	(6,569)
Net income	—	—	—	—	—	20,616	—	6,467	27,083
Balance at March 31, 2022	60,197	$602	15,674	$—	$298,893	$192,493	$335	$122,779	$615,102
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash flows from operating activities
Net income	$52,288	$27,083
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	13,110	8,677
Deferred financing cost amortization	291	42
Stock-based compensation	3,841	2,666
Provision for expected credit losses	(376)	(110)
Inventory obsolescence	576	480
Gain on disposal of assets	(1,033)	(293)
Deferred income taxes	(1,406)	1,919
Change in fair value of earn-out liability	(121)	—
(Gain) loss from revaluation of liability related to tax receivable agreement	(3,417)	1,115
Changes in operating assets and liabilities:
Accounts receivable	(12,883)	(14,681)
Inventories	20,565	(16,648)
Prepaid expenses and other assets	2,151	(463)
Accounts payable	(6,282)	6,934
Accrued expenses and other liabilities	(6,842)	488
Net cash provided by operating activities	60,462	17,209

Cash flows from investing activities
Acquisition of a business, net of cash and cash equivalents acquired	(618,857)	—
Capital expenditures and other	(15,928)	(7,652)
Proceeds from sales of assets	1,633	358
Net cash used in investing activities	(633,152)	(7,294)

Cash flows from financing activities
Proceeds from the issuance of long-term debt	155,000	—
Net proceeds from the issuance of Class A common stock	169,878	—
Payments of deferred financing costs	(6,665)	—
Payments on finance leases	(1,709)	(1,438)
Dividends paid to Class A common stock shareholders	(7,353)	(6,664)
Distributions to members	(1,645)	(1,654)
Repurchases of shares	(4,343)	(4,424)
Net cash provided by (used in) financing activities	303,163	(14,180)

Effect of exchange rate changes on cash and cash equivalents	422	337

Net decrease in cash and cash equivalents	(269,105)	(3,928)

Cash and cash equivalents
Beginning of period	344,527	301,669
End of period	$75,422	$297,741

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new lease obligations	$4,874	$3,984
Property and equipment in accounts payable	$1,249	$1,574
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share data, or as otherwise indicated)
1.Preparation of Interim Financial Statements and Other Items
Basis of Presentation
The financial statements presented in this report represent the consolidation of Cactus, Inc. (“Cactus Inc.”) and its subsidiaries (the “Company”), including Cactus Companies, LLC (“Cactus Companies”). Cactus Inc. is a holding company whose only material asset is an equity interest consisting of units representing limited liability company interests in Cactus Companies (“CC Units”). Cactus Inc. is the sole managing member of Cactus Companies and operates and controls all of the business and affairs of Cactus Companies and conducts its business through Cactus Companies and its subsidiaries. As a result, Cactus Inc. consolidates the financial results of Cactus Companies and its subsidiaries and reports a non-controlling interest related to the portion of CC Units not owned by Cactus Inc., which reduces net income attributable to holders of Cactus Inc.’s Class A common stock, par value $0.01 per share (“Class A common stock”). Except as otherwise indicated or required by the context, all references to “Cactus,” “we,” “us” and “our” refer to Cactus Inc. and its consolidated subsidiaries.
On February 28, 2023, Cactus Inc. through one of its subsidiaries, completed its previously announced merger of the FlexSteel business (the “Merger”) through a merger with HighRidge Resources, Inc. and its subsidiaries (“HighRidge”). On February 27, 2023, in order to facilitate the Merger with HighRidge, an internal reorganization was completed in which Cactus Companies acquired all of the outstanding units representing ownership interests in Cactus Wellhead, LLC (“Cactus LLC”), the operating subsidiary of Cactus Inc. (the “CC Reorganization”). The purpose of the Merger was to effect the acquisition of the operations of FlexSteel Holdings, Inc. and its subsidiaries. FlexSteel Holdings, Inc. was a wholly-owned subsidiary of HighRidge prior to the Merger and was converted into a limited liability company, contributed from HighRidge to Cactus Companies as part of the CC Reorganization and is now named FlexSteel Holdings, LLC (“FlexSteel”). The results of operations of FlexSteel have been reflected in our accompanying condensed consolidated financial statements from the closing date of the acquisition through March 31, 2023. See Note 2 for additional information related to the acquisition.
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our Annual Report on Form 10-K for the year ended December 31, 2022.
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
2.FlexSteel Acquisition
On February 28, 2023, we completed the acquisition of FlexSteel in accordance with the terms and conditions of the merger agreement dated December 30, 2022. We paid cash consideration of $624.2 million upon closing, with that amount subject to finalization based upon closing working capital, cash on hand and indebtedness adjustments as set forth in the merger agreement. In addition to the upfront consideration, there is a potential future earn-out payment of up to $75.0 million to be paid no later than the third quarter of 2024, if certain revenue growth targets are met by FlexSteel. We funded the upfront purchase price using a combination of $165.6 million of net proceeds received from the public offering of shares of our Class A common stock completed in January 2023, borrowings under the Amended ABL Credit Facility (as defined in Note 7) totaling $155.0 million and available cash on hand at the time of closing.

We believe this acquisition enhances Cactus’ position as a premier manufacturer and provider of highly engineered equipment to the exploration and production (“E&P”) industry and provides meaningful growth potential for Cactus. We also believe FlexSteel’s products are highly complementary to Cactus’ equipment at the wellsite as it expands our exposure to our customers’ operations from production trees to transportation of oil, gas and other liquids as well as to additional customers operating in the midstream area. The acquisition is being accounted for using the acquisition method of accounting, with Cactus being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities were recorded at their respective fair values as of the date of the completion of the acquisition. The transaction was treated as a purchase of stock for United States federal income tax purposes. In connection with the acquisition, we incurred approximately $7.5 million of transaction costs for the three months ended March 31, 2023 required to effect the transaction and incurred an additional $1.1 million in costs related to the reporting of and accounting for the transaction. These fees primarily related to legal, accounting and consulting fees and are included in selling, general and administrative (“SG&A”) expenses in the statements of income.
Purchase Price Consideration
The estimated purchase price consideration for the acquisition is $630.1 million and is summarized as follows:

Purchase Price Consideration
Cash consideration	$624,173
Add: Estimated contingent consideration (1)	5,960
Fair value of consideration transferred or estimated to be transferred	$630,133
(1) Represents the estimated fair value of the earn-out payment of up to $75 million of additional cash consideration if certain revenue growth targets are met by FlexSteel. The estimated fair value of the earn-out payment was determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate. The liability associated with the earn-out payment is recorded in other noncurrent liabilities. Changes to the fair value of the liability subsequent to the acquisition date are recognized in the statements of income as a component of other income (expense), net.
Preliminary Purchase Price Allocation
The following table provides the preliminary allocation of the purchase price as of the acquisition date:

Cash and cash equivalents	$5,316
Receivables	57,747
Inventories	92,421
Prepaid expenses and other current assets	1,283
Property and equipment	210,929
Operating lease right-of-use assets	1,021
Identifiable intangible assets	200,300
Other noncurrent assets	5,666
Total assets acquired	574,683
Accounts payable	(14,789)
Accrued expenses and other current liabilities	(26,827)
Finance lease obligations	(974)
Operating lease liabilities	(906)
Deferred tax liabilities	(94,532)
Total liabilities assumed	(138,028)

Net assets acquired	436,655

Goodwill	$193,478
Assets acquired and liabilities assumed in connection with the acquisition were recorded at their estimated fair values. Estimated fair values were determined by management, based in part on an independent valuation performed by third-party valuation specialists. The valuation methods used to determine the estimated fair value of intangible assets included the excess earnings approach for customer relationships and backlog using customer inputs and contributory charges and the relief from royalty method for tradename and developed technology. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on FlexSteel’s pre-acquisition forecasts. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives.
The fair values determined for accounts receivable, accounts payable and most other current assets and liabilities, other than inventory, were equivalent to the carrying value due to their short-term nature. Acquired inventories are comprised of raw materials, work-in-progress and finished goods. The preliminary fair value of finished goods was calculated as the estimated selling price, less costs of the selling effort and a reasonable profit allowance relating to the selling effort. The preliminary fair value of work-in-progress was calculated as the estimated selling price, less costs to complete, less costs of the selling effort and a reasonable profit allowance on completion and selling costs. The preliminary fair value of raw materials was determined based on replacement cost which approximates historical carrying value. The preliminary fair value of identifiable fixed assets was calculated using a combination of valuation approaches, but primarily consisted of the cost approach which adjusts estimates of replacement cost for the age, condition and utility of the associated assets.
Goodwill is calculated as the excess of the purchase price over the estimated fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the estimated fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, expansion opportunities and other benefits that we believe will result from combining the operations of FlexSteel with ours. Goodwill was further increased by the deferred tax liability associated with the fair market value in excess of the tax basis acquired. The goodwill associated with this transaction has been allocated to our Spoolable Technologies segment.
Due to the timing of the completion of the acquisition, the purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding assets acquired and liabilities assumed and revisions of preliminary estimates of fair values including, but not limited to, certain tangible assets acquired and liabilities assumed, contractual relationships, intangible assets, certain working capital items, deferred income taxes and residual goodwill. These changes to the purchase price allocation could be significant. The purchase price allocation will be finalized within the measurement period of up to one year from the acquisition date.
Tax-related impacts
As a result of the transaction, we acquired certain carryforward tax attributes. The Company’s current assessment is that some of these attributes should be accounted for as unrecognized tax benefits in the acquisition accounting. The unrecognized tax benefits have been offset by an indemnification asset from the seller of $5.7 million. The Company continues to evaluate the technical merits of the tax attributes, and the unrecognized tax benefit assessment is subject to change within the measurement period. Subsequent to completion of the acquisition, we determined that we expect to generate sufficient taxable income of the appropriate type to allow for the realization of the deferred tax asset associated with our investment in Cactus Companies and recognized a $12.1 million tax benefit in the first quarter of 2023 associated with the release of our valuation allowance previously provided. Additionally, we recognized $4.3 million of tax expense in the first quarter of 2023 associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state rate primarily due to state impacts of the FlexSteel acquisition.
Pro forma financial information
From acquisition date through March 31, 2023, FlexSteel had revenue of $33.8 million and net income of $0.4 million. The pro forma financial information below represents the combined results of operations for the three months ended March 31, 2023 and 2022, as if the acquisition had occurred as of January 1, 2022. The unaudited pro forma combined financial information includes, where applicable, adjustments for additional amortization expense related to the fair value step-up of intangible assets, additional inventory fair value step-up expense, additional depreciation expense associated with adjusting property and equipment to fair value, changes to align accounting policies, decreases in interest expense due to modification of borrowings in conjunction with the acquisition and associated tax-related impacts of adjustments. These pro forma adjustments are based on available information as of the date hereof and upon assumptions that we believe are reasonable to reflect the impact of the FlexSteel acquisition on our historical financial information on a supplemental pro forma basis. Adjustments do not include the elimination of transaction-related costs incurred or any costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

	Three Months Ended March 31,
	2023	2022
Revenues	$281,784	$228,711
Net Income attributable to Cactus, Inc.	40,803	18,771
3.Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas E&P companies located in the U.S. Our receivables are short-term in nature and typically due in 30 to 60 days. We do not accrue interest on delinquent receivables. Accounts receivable includes amounts billed and currently due from customers and unbilled amounts for products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of March 31, 2023 and December 31, 2022 was $27.9 million and $34.9 million, respectively.
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

	Balance at Beginning of Period	Credit to Expense	Write off	Translation Adjustments	Balance at End of Period
Three Months Ended March 31, 2023	$1,060	$(376)	$(19)	$2	$667
Three Months Ended March 31, 2022	741	(110)	(15)	—	616
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

	March 31, 2023	December 31, 2022
Raw materials	$22,106	$3,150
Work-in-progress	13,052	5,444
Finished goods	197,440	152,689
	$232,598	$161,283

5.Property and Equipment, net
Property and equipment are stated at cost. We manufacture or construct most of our rental equipment assets. During the manufacture of these assets, they are reflected as construction in progress until complete. Property and equipment consists of the following:

	March 31, 2023	December 31, 2022
Land	$16,442	$5,302
Buildings and improvements	131,155	25,480
Machinery and equipment	114,293	57,883
Reels and skids	18,036	—
Vehicles	32,839	29,045
Rental equipment	216,136	194,088
Furniture and fixtures	1,906	1,759
Computers and software	3,707	3,068
Gross property and equipment	534,514	316,625
Less: Accumulated depreciation	(204,366)	(200,573)
Net property and equipment	330,148	116,052
Construction in progress	21,154	13,946
Total property and equipment, net	$351,302	$129,998
6.Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price paid over the fair value of the net assets of acquired businesses. Goodwill is not amortized, but we perform an annual goodwill impairment test on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. The change in carrying value of goodwill allocated to our reportable segments during the three months ended March 31, 2023 was as follows:

	Pressure Control	Spoolable Technologies	Total
Balance at December 31, 2022	$7,824	$—	$7,824
FlexSteel acquisition	—	193,478	193,478
Balance at March 31, 2023	$7,824	$193,478	$201,302
The following table presents the detail of acquired intangible assets other than goodwill as of March 31, 2023:

	Gross Cost	Accumulated Amortization	Net Cost
Customer relationships	$100,300	$(557)	$99,743
Developed technology	77,000	(642)	76,358
Tradename	16,000	(134)	15,866
Backlog	7,000	(2,333)	4,667
Total	$200,300	$(3,666)	$196,634
All intangible assets are amortized over their estimated useful lives. The weighted average amortization period for identifiable intangible assets acquired is 12 years. Amortization expense recognized during the three months ended March 31, 2023 was $3.7 million and was recorded in SG&A expenses in the statements of income. Estimated future amortization expense is as follows:

Remainder of 2023	$16,657
2024	15,987
2025	15,987
2026	15,987
2027	15,987
2028	15,987
Thereafter	100,042
Total	$196,634
7.Debt
The following is a summary of our debt as of March 31, 2023. We had no debt outstanding as of December 31, 2022.

Revolving loan	$30,000
Term loan	125,000
Less: Unamortized debt issuance costs	(3,283)
Total debt, net of deferred financing costs	151,717
Less: Current portion of long-term debt (1)	(39,750)
Long-term debt	$111,967
(1) Represents the mandatory amortization payments due within twelve months of March 31, 2023. This amount does not reflect $60.0 million in discretionary prepayments made on the term loan in April and May 2023.
In addition to the borrowings reflected above, we had $1.7 million in letters of credit outstanding.
In August 2018, Cactus LLC entered into a five-year senior secured asset-based revolving credit facility with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for such lenders and as an issuing bank and swingline lender (the “ABL Credit Facility”). The ABL Credit Facility was first amended in September 2020 and provided for up to $75.0 million in revolving commitments. On July 25, 2022, the ABL Credit Facility was amended again for up to $80.0 million in revolving commitments, up to $15.0 million of which was available for the issuance of letters of credit.
On February 28, 2023, in connection with the Merger, Cactus Companies assumed the rights and obligations of Cactus LLC as Borrower under the ABL Credit Facility, and the ABL Credit Facility was amended and restated in its entirety (the “Amended ABL Credit Facility”). The Amended ABL Credit Facility provides for a term loan of $125.0 million, the full amount of which was borrowed at closing of the Amended ABL Credit Facility to fund a portion of the Merger, and up to $225.0 million in revolving commitments, up to $20.0 million of which is available for the issuance of letters of credit. Subject to certain terms and conditions set forth in the Amended ABL Credit Facility, Cactus Companies may request additional revolving commitments in an amount not to exceed $50.0 million, for a total of up to $275.0 million in revolving commitments. The term loan under the Amended ABL Credit Facility matures on February 27, 2026 and any revolving loans under the Amended ABL Credit Facility mature on July 26, 2027. The maximum amount that Cactus Companies may borrow under the Amended ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments.
Borrowings under the Amended ABL Credit Facility bear interest at Cactus Companies’ option at either (i) the Alternate Base Rate (as defined therein) (“ABR”), or (ii) the Adjusted Term SOFR Rate (as defined therein) (“Term Benchmark”), plus, in each case, an applicable margin. Letters of credit issued under the Amended ABL Credit Facility accrue fees at a rate equal to the applicable margin for Term Benchmark borrowings. The applicable margin is 2.50% per annum for term loan ABR borrowings and 3.50% per annum for term loan Term Benchmark borrowings. The applicable margin for revolving loan borrowings ranges from 0.0% to 0.5% per annum for revolving loan ABR borrowings and 1.25% to 1.75% per annum for revolving loan Term Benchmark borrowings and, in each case, is based on the average quarterly availability of the revolving loan commitment under the Amended ABL Credit Facility for the immediately preceding fiscal quarter. The unused portion of revolving commitment under the Amended ABL Credit Facility is subject to a commitment fee of 0.25% per annum. The term loan is required to be repaid in regular set amounts starting July 1, 2023 as set forth in the amortization schedule in the Amended ABL Credit Facility.

The term loan can be prepaid without the payment of any prepayment premium (other than customary breakage costs for Term Benchmark borrowings).
The Amended ABL Credit Facility contains various covenants and restrictive provisions that limit Cactus Companies’ and each of its subsidiaries’ ability to, among other things, incur additional indebtedness and create liens, make investments or loans, merge or consolidate with other companies, sell assets, make certain restricted payments and distributions, and engage in transactions with affiliates. The obligations under the Amended ABL Credit Facility are guaranteed by certain subsidiaries of Cactus Companies and secured by a security interest in accounts receivable, inventory, equipment and certain other real and personal property assets of Cactus Companies and the guarantors. Until the term loan is paid in full, the Amended ABL Credit Facility requires Cactus Companies to maintain a leverage ratio no greater than 2.50 to 1.00 based on the ratio of Total Indebtedness (as defined therein) to EBITDA (as defined therein). The Amended ABL Credit Facility also requires Cactus Companies to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 based on the ratio of EBITDA (as defined therein) minus Unfinanced Capital Expenditures (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the Amended ABL Credit Facility is under certain levels. If Cactus Companies fails to perform its obligations under the Amended ABL Credit Facility, (i) the revolving commitments under the Amended ABL Credit Facility could be terminated, (ii) any outstanding borrowings under the Amended ABL Credit Facility may be declared immediately due and payable, and (iii) the lenders may commence foreclosure or other actions against the collateral. We were in compliance with all covenants under the Amended ABL Credit Facility as of March 31, 2023.
8.Revenue
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
We do not adjust the amount of consideration per the contract for the effects of a significant financing component when we expect, at contract inception, that the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less, which is in substantially all cases. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 60 days of invoicing. Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We treat shipping and handling associated with outbound freight as a fulfillment cost instead of as a separate performance obligation. We recognize the cost for the associated shipping and handling when incurred as an expense in cost of sales.
We disaggregate revenue into three categories: product revenues, rental revenues and field service and other revenues. We have predominately domestic operations with a small amount of sales in Australia, Canada, the Middle East and other international markets. The following table presents our revenues disaggregated by category:

	Three Months Ended March 31,
	2023		2022
Product revenue	$159,510	70%	$94,040	65%
Rental revenue	27,817	12%	22,343	15%
Field service and other revenue	41,078	18%	29,516	20%
Total revenues	$228,405	100%	$145,899	100%
At March 31, 2023, we had a deferred revenue balance of $8.9 million compared to the December 31, 2022 balance of $1.5 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of March 31, 2023, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.
9.Tax Receivable Agreement (“TRA”)
In connection with our initial public offering (“IPO”) in February 2018, we entered into the TRA which generally provides for payment by Cactus Inc. to certain direct and indirect owners of Cactus LLC (after the CC Reorganization, Cactus Companies) of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. Cactus Inc. will retain the benefit of the remaining 15% of these net cash savings.
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other expense, net. As of March 31, 2023, the total liability from the TRA was $289.2 million with $27.5 million reflected in current liabilities based on the expected timing of our next payment. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus Companies or Cactus Inc.
The term of the TRA commenced upon completion of our IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we exercise our right to terminate the TRA. If we elect to terminate the TRA early (or it is terminated early due to certain mergers, asset sales, other forms of business combinations or other changes of control), our obligations under the TRA would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the TRA and such payment is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the TRA, including the assumptions that (i) we have sufficient taxable income to fully utilize the tax benefits covered by the TRA and (ii) any CC Units (other than those held by Cactus Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates.
We may elect to defer payments due under the TRA if we do not have available cash to satisfy our payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date.
10.Equity
As of March 31, 2023, Cactus Inc. owned 81.1% of Cactus Companies as compared to 80.3% of Cactus LLC (prior to the CC Reorganization) as of December 31, 2022. As of March 31, 2023, Cactus Inc. had outstanding 64.4 million shares of Class A common stock (representing 81.1% of the total voting power) and 15.0 million shares of Class B common stock (representing 18.9% of the total voting power).
Equity Offering
In January 2023, Cactus Inc. completed an underwritten offering of 3,224,300 shares of Class A common stock at a price to the underwriters of $51.36 per share for net proceeds of $165.6 million (net of $6.9 million of underwriting discounts and commissions). In addition to the underwriting discounts and commissions, approximately $2.2 million of costs directly associated with the stock issuance were recorded as a reduction to additional paid-in capital.
FlexSteel Acquisition
In conjunction with the FlexSteel acquisition, a restricted stock award of 128,150 shares of Class A common stock was issued under the Company’s long-term incentive plan to a key employee in exchange for cash consideration of $6.5 million. The shares are restricted from sale or trading and are subject to vesting requirements for one year from grant date. If the fair market value of the restricted shares is below the purchase price upon vesting, Cactus will compensate the key employee for the difference in price plus a gross-up for taxes. We are accounting for this guaranteed payment as stock compensation with liability classification and remeasure the liability to fair value at each reporting period. Compensation cost is being recognized ratably over the one year vesting period. The liability was valued at $0.6 million as of March 31, 2023 and is included in accrued expenses and other current liabilities. We recognized $0.1 million of compensation expense during the three months ended March 31, 2023 in selling, general and administrative expenses.
CC Reorganization
As part of the CC Reorganization in connection with the acquisition of FlexSteel, Cactus Companies acquired all of the outstanding units representing limited liability company interests of Cactus LLC ( “CW Units”) in exchange for an equal number of CC Units issued to each of the previous owners of CW Units other than Cactus Inc. (the “CW Unit Holders”). Upon the completion of the CC Reorganization, CW Unit Holders ceased to be holders of CW Units and, instead, became holders of a number of CC Units equal to the number of CW Units such CW Unit Holders held immediately prior to the completion of the CC Reorganization. After the CC Reorganization, we refer to the owners of CC Units, other than Cactus Inc. (along with their permitted transferees), as “CC Unit Holders.” Following the completion of the CC Reorganization, CC Unit Holders own one share of our Class B Common Stock for each CC Unit such CC Unit Holder owns. Cactus Inc. is a holding company whose only material asset is an equity interest consisting of CC Units, following the completion of the CC Reorganization, and was CW Units from the IPO until the CC Reorganization.
In connection with the CC Reorganization, Cactus Inc. and the owners of CC Units entered into the Amended and Restated Limited Liability Company Operating Agreement of Cactus Companies (the “Cactus Companies LLC Agreement”), which contains substantially the same terms and conditions as the Second Amended and Restated Limited Liability Company Operating Agreement of Cactus LLC (the “Cactus Wellhead LLC Agreement”), which was the limited liability company operating agreement of Cactus LLC prior to the CC Reorganization. Cactus Inc. was responsible for all operational, management and administrative decisions relating to Cactus LLC’s business for the period from completion of our IPO until the CC Reorganization and relating to Cactus Companies’ business for periods after the CC Reorganization. Pursuant to the Cactus Companies LLC Agreement, each holder of CC Units has, subject to certain limitations, the right to cause Cactus Companies to acquire all or at least a minimum portion of its CC Units for, at Cactus Companies’ election, (x) shares of our Class A common stock at a redemption ratio of one share of Class A common stock for each CC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions, or (y) an equivalent amount of cash. Alternatively, upon the exercise of such redemption right, Cactus Inc. (instead of Cactus Companies) has the right to acquire each tendered CC Unit directly from the exchanging CC Unit Holder for, at its election, (x) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, or (y) an equivalent amount of cash. In connection with any redemption of CC Units pursuant to such redemption right or our alternative right to acquire each tendered CC Unit, the corresponding number of shares of Class B common stock would be canceled.
Redemptions of CC Units
Pursuant to the Cactus Companies LLC Agreement, holders of CC Units are entitled to redeem their CC Units, which results in additional Class A common stock outstanding. Since our IPO in February 2018, an aggregate of 45.6 million CC Units (including CW Units prior to the CC Reorganization) and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock.
During the three months ended March 31, 2023, there were no redemptions of CW Units (or CC Units, after the CC Reorganization). During the three months ended March 31, 2022, one million CW Units, together with a corresponding number of shares of Class B common stock, were redeemed in exchange for Class A common stock in accordance with the Cactus Wellhead LLC Agreement. There was no change in the combined number of Cactus Inc. voting shares outstanding as a result of the redemptions.
Dividends
Aggregate cash dividends of $0.11 per share of Class A common stock were declared during the three months ended March 31, 2023 and 2022 totaling $7.1 million and $6.6 million, respectively. Cash dividends paid during the three months ended March 31, 2023 and 2022 totaled $7.4 million and $6.7 million, respectively. Dividends accrue on unvested equity-based awards on the date of record and are paid upon vesting. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to the owners of CC Units other than Cactus Inc. for any dividends declared on our Class A common stock. See further discussion of the distributions below under “Member Distributions.”

Member Distributions
Distributions made by Cactus Companies are generally required to be made pro rata among all its members. For the three months ended March 31, 2023, Cactus Companies distributed $7.1 million to Cactus Inc. to fund its dividend payments and made pro rata distributions to the other members totaling $1.6 million over the same period. During the three months ended March 31, 2022, Cactus Companies distributed $6.3 million to Cactus Inc. to fund its dividend payments and made pro rata distributions to the other members totaling $1.7 million.
Limitation of Members’ Liability
Under the terms of the Cactus Companies LLC Agreement, the members of Cactus Companies are not obligated for debt, liabilities, contracts or other obligations of Cactus Companies. Profits and losses are allocated to members as defined in the Cactus Companies LLC Agreement.
11.Commitments and Contingencies
We are involved in various disputes arising in the ordinary course of business. Management does not believe the outcome of these disputes will have a material adverse effect on our consolidated financial position or consolidated results of operations.
12.Segment Reporting
Prior to the acquisition of FlexSteel, we operated in a single segment which reflected how our business was managed and the nature of our products and services. Upon completion of the acquisition, we re-evaluated our reportable segments and now report two business segments. Our business segments offer different products and services and correspond to the manner in which our chief operating decision maker reviews and evaluates operating performance to make decisions about resources to be allocated to each segment.
Our reporting segments are:
•Pressure Control – engaged in the design, manufacture, sale, installation and service of wellhead and pressure control equipment utilized during the drilling, completion and production phases of oil and gas wells.
•Spoolable Technologies – engaged in the design, manufacture, sale, installation, service and associated rental of onshore spoolable pipe technologies utilized for production, gathering and takeaway transportation of oil, gas or other liquids.
Financial information by business segment for the three months ended March 31, 2023 and 2022 is summarized below.

	Three Months Ended March 31,
	2023	2022
Revenue:
Pressure Control	$194,655	$145,899
Spoolable Technologies	33,750	—
Total revenues	228,405	145,899
Operating income:
Pressure Control	49,439	30,990
Spoolable Technologies	249	—
Total operating income	49,688	30,990
Interest income (expense), net	1,002	(100)
Other income (expense), net	3,538	(1,115)
Income before income taxes	$54,228	$29,775
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
We use the if-converted method to determine the potential dilutive effect of outstanding CC Units (and corresponding shares of outstanding Class B common stock), the treasury stock method to determine the potential dilutive effect of unvested restricted stock units assuming that the proceeds will be used to purchase shares of Class A common stock and the contingently issuable share method to determine the potential dilutive effect of unvested performance stock units.
The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to Cactus Inc.—basic	$42,894	$20,616
Net income attributable to non-controlling interest (1)	7,312	4,953
Net income attributable to Cactus Inc.—diluted (1)	$50,206	$25,569
Denominator:
Weighted average Class A shares outstanding—basic	63,740	59,288
Effect of dilutive shares	15,415	16,874
Weighted average Class A shares outstanding—diluted	79,155	76,162

Earnings per Class A share—basic	$0.67	$0.35
Earnings per Class A share—diluted (1)	$0.63	$0.34
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 24.5% for the three months ended March 31, 2023 and 26.0% for the three months ended March 31, 2022.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Except as otherwise indicated or required by the context, all references in this Quarterly Report to the “Company,” “Cactus,” “we,” “us” and “our” refer to Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries, unless we state otherwise or the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Note Regarding Forward-Looking Statements,” in the risk factors included in “Item 1A. Risk Factors” in our 2022 Annual Report and included elsewhere in this Quarterly Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.
Executive Summary
Cactus is an equipment solutions provider primarily for onshore oil and gas markets. Founded in 2011 by a management group that previously operated two of the largest wellhead providers at the time, Cactus has rapidly grown to be a leading provider of wellhead solutions to the U.S. onshore market. On February 28, 2023, Cactus acquired FlexSteel, which similarly grew from its founding in 2003 to its current status as a leading provider of spoolable pipe technologies to the U.S. onshore market.
We paid cash consideration of approximately $624.2 million upon closing the FlexSteel acquisition, with the final purchase price subject to adjustments for closing working capital, cash on hand and indebtedness as set forth in the merger agreement. In addition to the upfront consideration, there is a potential future earn-out payment of up to $75 million to be paid no later than the third quarter of 2024 if certain revenue growth targets are met by FlexSteel. We believe this acquisition enhances our position as a premier manufacturer and provider of highly engineered equipment to the E&P industry and should provide meaningful growth potential. We further believe FlexSteel’s products are highly complementary to Cactus’ equipment at the wellsite as it expands our exposure to our customers’ operations from production trees to transportation of oil, gas and other liquids as well as to additional customers operating in the midstream area.
Demand for our products and services depends primarily upon oil and gas industry activity levels, including the number of active drilling rigs, the number of wells being drilled, the number of wells being completed, and the volume of newly producing wells, among other factors.
Revenues
Our revenues are derived from three sources: products, rentals, and field service and other. Product revenues are derived from the sale of wellhead systems, production trees and spoolable pipe and fittings. Rental revenues are primarily derived from the rental of equipment used during the completion process, the repair of such equipment and the rental of equipment or tools used to install wellhead equipment or spoolable pipe. Field service and other revenues are primarily earned when we provide installation and other field services for both product sales and equipment rental.
During the three months ended March 31, 2023, we derived 70% of total revenues from the sale of our products, 12% of total revenues from rental and 18% of total revenues from field service and other. During the three months ended March 31, 2022, we derived 65% of total revenues from the sale of our products, 15% of total revenues from rental and 20% of total revenues from field service and other. We have predominantly domestic operations with more limited operations in Australia, Canada, and the Middle East as well as sales in other international markets.
Following the acquisition of FlexSteel, we now operate in two business segments consisting of the Pressure Control segment and the Spoolable Technologies segment.
Pressure Control
The Pressure Control segment designs, manufactures, sells and rents a range of wellhead and pressure control equipment under the Cactus Wellhead brand. Products are sold and rented principally for onshore unconventional oil and gas wells and are utilized during the drilling, completion and production phases of our customers’ wells. In addition, we provide field services for all of our products and rental items to assist with the installation, maintenance and handling of the equipment.

We operate through service centers in the United States, which are strategically located in the key oil and gas producing regions, and in Eastern Australia. These service centers support our field services and provide equipment assembly and repair services. We also provide rental and service operations in the Kingdom of Saudi Arabia. Pressure Control manufacturing facilities are located in Bossier City, Louisiana and Suzhou, China.
Demand for our product sales in the Pressure Control segment are driven primarily by the number of new wells drilled, as each new well requires a wellhead and, after the completion phase, a production tree. Demand for our rental items is driven primarily by the number of well completions as we rent frac trees to oil and gas operators to assist in hydraulic fracturing. Rental demand is also driven to a lesser extent by drilling activity as we rent tools used in the installation of wellheads. Field service and other revenues are closely correlated with revenues from product sales and rentals, as items sold or rented almost always have an associated service component.
Spoolable Technologies
The Spoolable Technologies segment designs, manufactures, and sells spoolable pipe and associated end fittings under the FlexSteel brand. Our customers use these products as production, gathering and takeaway pipelines to transport oil, gas or other liquids. In addition, we also provide field services and rental items to assist our customers with the installation of these products.
We support our field service operations through service centers and pipe yards located in oil and gas regions throughout the United States and Western Canada. Our manufacturing facility is located in Baytown, Texas.
Demand for our product sales in the Spoolable Technologies segment are driven primarily by the number of wells being placed into production after the completions phase as customers use our spoolable pipe and associated fittings to bring wells more rapidly onto production. Rental and Field service and other revenues are closely correlated with revenues from product sales, as items sold usually have an associated rental and service component.
Recent Developments and Trends
FlexSteel Acquisition
As previously discussed, we completed the acquisition of FlexSteel on February 28, 2023. The results of operations of FlexSteel have been reflected in our accompanying condensed consolidated financial statements from the closing date of the acquisition through March 31, 2023. See Note 2 to our accompanying condensed consolidated financial statements for additional information related to the acquisition.
Oil and Natural Gas Prices
The following table summarizes average oil and natural gas prices in North America over the following periods as well as industry activity levels as reflected by the average number of active onshore drilling rigs during the same periods.

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
WTI Oil Price ($/bbl) (1)	$75.93	$82.79	$95.18
Natural Gas Price ($/MMBtu) (2)	$2.64	$5.55	$4.67
U.S. Land Drilling Rigs (3)	742	757	616

(1) EIA Cushing, OK WTI (“West Texas Intermediate”) spot price.
(2) EIA Henry Hub Natural Gas spot price per million British Thermal Unit (“MMBtu”).
(3) Baker Hughes.
Oil and gas industry activity levels remained robust through the first quarter of 2023 with average U.S. land drilling rigs declining by less than 2% from the fourth quarter of 2022. This was despite a significant drop in natural gas prices, with average prices declining by 52% from the fourth quarter of 2022. We expect activity levels in basins driven by gas drilling to respond to the decreases in natural gas price over the coming quarters, as there is a lag between price movements and the ability for oil and gas operators to respond to such movements due to, among other factors, rigs under contract, pads not completed, access to liquefied natural gas terminals and hedges in place.
Oil prices declined on an average basis from the fourth quarter of 2022 to the first quarter of 2023 by approximately 8%. We believe oil-driven drilling and completion activity levels will remain relatively stable at these oil price levels but recognize the potential risk of recession on oil prices and diminished cash flow from the sale of associated gas. During the first quarter of 2023, WTI oil prices ranged from $66.61 per barrel to $81.62 per barrel and reached their lows during the regional bank scare precipitated by the collapse of Silicon Valley Bank in March 2023. Oil prices improved subsequently as the U.S. government signaled support for other regional banks. Shortly after the end of the first quarter of 2023, oil prices were further supported by the OPEC+ decision to cut production by over one million barrels per day. However, oil prices have remained volatile as concerns remain on the outlook for regional banks and the potential impact further bank failures could have on the economy. We believe the supply and demand fundamentals are supportive of oil prices at this level assuming overall economic activity remains at current levels.
Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is contained in our 2022 Annual Report on Form 10-K. There have not been any changes in our critical accounting policies since December 31, 2022 other than the following additional critical accounting estimate.
Determination of Fair Value in Business Combinations
Accounting for the acquisition of a business requires the allocation of the purchase price to the various assets acquired and liabilities assumed at their respective fair values. The determination of fair value requires the use of significant estimates and assumptions, and in making these determinations, management uses all available information. If necessary, we have up to one year after the acquisition closing date to finalize these fair value determinations under the applicable GAAP. For tangible and identifiable intangible assets acquired in a business combination, the determination of fair value utilizes several valuation methodologies including discounted cash flows which has assumptions with respect to the timing and amount of future revenue and expenses associated with an asset. The assumptions made in performing these valuations include, but are not limited to, discount rates, future revenues and operating costs, projections of capital costs, and other assumptions believed to be consistent with those used by principal market participants. Due to the specialized nature of these calculations, we engage third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the fair value of assets acquired and liabilities assumed.
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

Three Months Ended March 31, 2023 Compared to Three Months Ended December 31, 2022

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended
	March 31, 2023	December 31, 2022	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$194,655	$187,774	$6,881	3.7%
Spoolable Technologies	33,750	—	33,750	nm
Total revenues	228,405	187,774	40,631	21.6

Operating income
Pressure Control	49,439	48,221	1,218	2.5
Spoolable Technologies	249	—	249	nm
Total operating income	49,688	48,221	1,467	3.0

Interest income, net	1,002	2,370	(1,368)	(57.7)
Other income (expense), net	3,538	(1,920)	5,458	nm
Income before income taxes	54,228	48,671	5,557	11.4
Income tax expense	1,940	7,932	(5,992)	(75.5)
Net income	52,288	40,739	11,549	28.3
Less: net income attributable to non-controlling interest	9,394	9,750	(356)	(3.7)
Net income attributable to Cactus Inc.	$42,894	$30,989	$11,905	38.4%
nm = not meaningful
Pressure Control. Pressure Control revenue for the first quarter of 2023 was $194.7 million, an increase of $6.9 million, or 3.7%, from $187.8 million for the fourth quarter of 2022 primarily due to increased sales of wellhead and production related equipment and associated field services. Pressure Control operating income for the first quarter of 2023 was $49.4 million, an increase of $1.2 million, or 2.5%, from $48.2 million for the fourth quarter of 2022. The increased revenues and associated gross margins related to equipment sales and field services in the segment were largely offset by increased rental equipment redeployment expenses as well as $1.1 million in higher professional fees and expenses recorded in connection with the FlexSteel acquisition.
Spoolable Technologies. Spoolable Technologies revenue for the first quarter of 2023 was $33.8 million, an increase of $33.8 million from the fourth quarter of 2022, as results only include revenues from the FlexSteel acquisition date of February 28, 2023 to March 31, 2023. Spoolable Technologies operating income for the first quarter of 2023 of $0.2 million increased $0.2 million from the fourth quarter of 2022 as this operating profit only includes results from the FlexSteel acquisition date to March 31, 2023. The results for Spoolable Technologies included $4.2 million of inventory step-up expense and $3.7 million of intangible amortization expense as well as increased depreciation for the step-up of its fixed assets in connection with accounting for the purchased assets at fair value in conjunction with purchase accounting.
Interest income, net. Interest income, net for the first quarter of 2023 of $1.0 million decreased $1.4 million from the fourth quarter of 2022 as the first quarter included one month of interest expense associated with FlexSteel acquisition-related borrowings from the Amended ABL Credit Facility which offset interest income earned on the invested cash balance.
Other income (expense), net. Other income, net for the first quarter of 2023 of $3.5 million and other expense, net of $1.9 million for the fourth quarter of 2022 primarily represented non-cash adjustments for the revaluation of the liability related to the tax receivable agreement as a result of changes to the state tax rate.
Income tax expense. Income tax expense for the first quarter of 2023 was $1.9 million compared to $7.9 million for the fourth quarter of 2022. Income tax expense for the first quarter of 2023 included an approximately $11.0 million expense associated with current income offset by a $12.1 million benefit associated with the release of our valuation allowance previously provided for our investment in Cactus Companies based on the determination that the deferred tax asset was realizable due to our ability to generate sufficient taxable income of the appropriate type. Additionally, we recognized $4.3 million expense associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate and a $1.3 million benefit associated with permanent differences related to equity compensation. Income tax expense for the fourth quarter of 2022 primarily included approximately $10.1 million expense associated with current income and a $1.8 million tax benefit related to the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate.
Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus Companies. Income allocated to the non-controlling interest is only taxable to the non-controlling interest.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$194,655	$145,899	$48,756	33.4%
Spoolable Technologies	33,750	—	33,750	nm
Total revenues	228,405	145,899	82,506	56.6

Operating income
Pressure Control	49,439	30,990	18,449	59.5
Spoolable Technologies	249	—	249	nm
Total operating income	49,688	30,990	18,698	60.3

Interest income (expense), net	1,002	(100)	1,102	nm
Other income (expense), net	3,538	(1,115)	4,653	nm
Income before income taxes	54,228	29,775	24,453	82.1
Income tax expense	1,940	2,692	(752)	(27.9)
Net income	52,288	27,083	25,205	93.1
Less: net income attributable to non-controlling interest	9,394	6,467	2,927	45.3
Net income attributable to Cactus Inc.	$42,894	$20,616	$22,278	108.1%
nm = not meaningful
Pressure Control. Pressure Control revenue was $194.7 million in the first quarter of 2023, an increase of $48.8 million, or 33.4%, from $145.9 million for the first quarter of 2022. This was primarily due to higher sales of wellhead and production related equipment resulting from higher drilling and completion activity by our customers. In addition, increased rental of drilling and completion equipment and field service associated with product and rental revenues increased as a result of the above mentioned activity. Pressure Control operating income of $49.4 million in the first quarter of 2023 increased $18.4 million, or 59.5%, from $31.0 million in the first quarter of 2022. The increase was primarily attributable to higher gross margins during the period due to the increased volume partially offset by higher SG&A expenses of $8.6 million associated with professional fees and expenses incurred in 2023 due to the FlexSteel acquisition.
Spoolable Technologies. Spoolable Technologies revenue in the first quarter of 2023 was $33.8 million, an increase of $33.8 million, from the first quarter of 2022 as results only include revenues from the FlexSteel acquisition date of February 28, 2023 to March 31, 2023. Spoolable Technologies operating profit of $0.2 million in the first quarter of 2023 increased $0.2 million from the first quarter of 2022 as this operating profit only includes results from the FlexSteel acquisition date to March 31, 2023. The results for Spoolable Technologies included $4.2 million of inventory step-up expense and $3.7 million of intangible amortization expense as well as increased depreciation for the step-up of its fixed assets in connection with accounting for the purchased assets at fair value in conjunction with purchase accounting.
Interest income (expense), net. Interest income, net for the first quarter of 2023 of $1.0 million increased $1.1 million from the first quarter of 2022. The increase was driven by higher interest income earned on cash invested as rates increased over 2022 and into early 2023. This was partially offset by one month of interest expense in the first quarter of 2023 associated with FlexSteel acquisition-related borrowings from the Amended ABL Credit Facility.
Other income (expense), net. Other income (expense), net for both periods presented primarily related to non-cash adjustments for the revaluation of the liability related to the tax receivable agreement as a result of changes to the state tax rate.
Income tax expense. Income tax expense in the first quarter of 2023 was $1.9 million compared to an income tax expense of $2.7 million in the first quarter of 2022. Income tax expense for the first quarter of 2023 included an approximately $11.0 million expense associated with current income offset by a $12.1 million benefit associated with the release of our valuation allowance previously provided for our investment in Cactus Companies based on the determination that the deferred tax asset was realizable due to our ability to generate sufficient taxable income of the appropriate type. Additionally, we recognized $4.3 million of expense associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate and a $1.3 million benefit associated with permanent differences related to equity compensation. Income tax expense for the first quarter of 2022 included an approximately $6.2 million expense associated with current income offset by a $1.7 million benefit associated with permanent differences related to equity compensation, a $1.0 million benefit associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate and a $0.8 million tax benefit associated with the partial valuation allowance release in conjunction with first quarter 2022 redemptions of CW Units. Partial valuation releases occur in conjunction with redemptions of CW Units (or CC Units, in the case of redemptions after the CC Reorganization) as a portion of Cactus Inc.'s deferred tax assets from its investment in Cactus LLC (or, after the CC Reorganization, its investment in Cactus Companies) becomes realizable.
Liquidity and Capital Resources
At March 31, 2023, we had $75.4 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and borrowings under our Amended ABL Credit Facility (as defined in Note 7 in the notes to the unaudited condensed consolidated financial statements). Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of March 31, 2023, we had $193.3 million of available borrowing capacity with $30.0 million of borrowings outstanding under our revolving loan, $125.0 million of borrowings outstanding under our term loan and $1.7 million in letters of credit outstanding. Subsequent to March 31, 2023, we made $60.0 million in discretionary payments to our term loan lenders which reduced the balance of our term loan outstanding as of the date of this filing. We were in compliance with the covenants of the Amended ABL Credit Facility as of March 31, 2023.
We believe that our existing cash on hand, cash generated from operations and available borrowings under our Amended ABL Credit Facility will be sufficient for at least the next 12 months to meet working capital requirements, debt service obligations, anticipated capital expenditures, expected TRA liability payments, anticipated tax liabilities and dividends to holders of our Class A common stock as well as pro rata cash distributions to holders of CC Units other than Cactus Inc.
We currently estimate our net capital expenditures for the year ending December 31, 2023 will range from $45 million to $55 million. In the Pressure Control segment, capital expenditures will be primarily related to rental fleet investments, the recent purchase of our previously leased Odessa, Texas branch facility, international expansion and development of a recently-leased research and development facility in Houston, Texas. In the Spoolable Technologies segment, capital expenditures will be primarily related to manufacturing plant enhancements and additional deployment equipment to facilitate installation of recent product introductions.
Our ability to satisfy our long-term liquidity requirements, including cash requirements to fund income tax liabilities and the TRA liability at Cactus Inc. along with associated distributions to holders of CC Units relating to their ownership of Cactus Companies, depends on our future operating performance, which is affected by, and subject to, prevailing economic conditions, market conditions in the E&P industry, availability and cost of raw materials, and financial, business and other factors, many of which are beyond our control. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures. If necessary, we could choose to further reduce our spending on capital expenditures and operating expenses to ensure we operate within the cash flow generated from our operations.

Cash Flows
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$60,462	$17,209
Net cash used in investing activities	(633,152)	(7,294)
Net cash provided by (used in) financing activities	303,163	(14,180)
Net cash provided by operating activities was $60.5 million and $17.2 million for the three months ended March 31, 2023 and 2022, respectively. Operating cash flows for 2023 increased primarily due to an increase in income and a decrease in cash outflows associated with working capital, largely related to decreased purchases of Pressure Control inventories.
Net cash used in investing activities was $633.2 million and $7.3 million for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily due to cash paid to acquire FlexSteel for $624.2 million less $5.3 million in cash acquired. Additionally, our capital expenditures increased approximately $8.3 million primarily due to the $7.0 million purchase of a previously leased facility. Lastly, proceeds from sales of assets increased approximately $1.3 million from 2022.
Net cash provided by financing activities was $303.2 million for the three months ended March 31, 2023 as compared to net cash used in financing activities of $14.2 million for the three months ended March 31, 2022. The increase in net cash provided by financing activities was primarily related to certain equity and debt financing activities in the first quarter of 2023 associated with the FlexSteel acquisition. We received approximately $169.9 million of proceeds, net of issuance costs, from issuing shares of our Class A common stock during the period. Additionally, we received $155.0 million from total borrowings under our Amended ABL Credit Facility. Payments of approximately $6.7 million in debt issuance costs and higher dividend payments of approximately $0.7 million partially offset these increases in net cash provided by financing activities during 2023.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2022 Annual Report. Our exposure to market risk has not changed materially since December 31, 2022 other than with regard to interest rate risk as described below:
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates in connection with variable rate borrowings under our Amended ABL Credit Facility. As a result, changes in interest rates will impact our interest expense. Borrowings under our Amended ABL Credit Facility bear interest at Cactus Company’s option at either the Alternate Base Rate (as defined therein) or (ii) the Adjusted Term SOFR Rate (as defined therein), plus, in each case, an applicable margin. As of March 31, 2023, outstanding borrowings under the Amended ABL Credit Facility included a $125.0 million term loan and $30.0 million of revolving borrowings. A hypothetical 100 basis point increase or decrease to our variable interest rates, as of March 31, 2023, would cause our interest expense to increase or decrease by approximately $1.6 million per year.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.
As disclosed in Note 2 to the unaudited condensed consolidated financial statements, we acquired FlexSteel on February 28, 2023 and accounted for this acquisition as a business combination. FlexSteel’s total revenues constituted approximately 15% of our total consolidated revenues for the first quarter of 2023. FlexSteel’s total assets constituted approximately 51% of our total consolidated assets as of March 31, 2023. We excluded FlexSteel’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the SEC staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal controls over financial reporting for one year following the acquisition. We are in the process of implementing financial reporting controls and procedures at FlexSteel as part of our ongoing integration activities.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.   Risk Factors.
In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2022 Annual Report and the risk factors and other cautionary statements contained in our other filings with the Securities and Exchange Commission, which could materially affect our business, results of operations, financial condition or cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition or cash flows. There have been no material changes in our risk factors from those described in our 2022 Annual Report or our other Securities and Exchange Commission filings other than the addition of the risk factor as set forth below:
Current banking crisis may adversely affect our results of operations and financial condition.
Several bank failures have occurred during 2023, which could have a material adverse effect on our business, results of operations and cash flows. Those bank failures may have a negative impact on the ability of our customers to obtain financing and result in a decrease in customer demand for, and budgets to buy, our products. Additionally, these bank failures, and the resulting loss of confidence in the banking system and potential of an extended recession, may have a negative impact on demand for oil and gas resulting in a decrease in demand for our products.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchase of Class A common stock during the three months ended March 31, 2023 (in whole shares).

Period	Total number of shares purchased (1)	Average price paid per share (2)
January 1-31, 2023	95	$49.64
February 1-28, 2023	—	—
March 1-31, 2023	101,861	42.59
Total	101,956	$42.60
(1)Consists of shares of Class A common stock repurchased from employees to satisfy tax withholding obligations related to restricted stock and performance stock units that vested during the period.
(2)Average price paid for Class A common stock purchased from employees to satisfy tax withholding obligations related to restricted stock and performance stock units that vested during the period.

Item 6.   Exhibits.
The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report.

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Cactus, Inc., effective February 12, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on February 12, 2018)

3.2	Amended and Restated Bylaws of Cactus, Inc., effective as of February 7, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on February 8, 2023)
10.1†*	Form of Restricted Stock Agreement (four-year cliff vesting) under the Cactus, Inc. Long Term Incentive Plan
10.2
Amended and Restated Limited Liability Company Operating Agreement of Cactus Companies, LLC, dated February 27, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8‑K filed with the Commission on March 1, 2023)

10.3
Amended and Restated Credit Agreement, dated as of February 28, 2023, among Cactus Companies, LLC, as borrower, certain subsidiaries of Cactus Companies, LLC, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8 K filed with the Commission on March 1, 2023)

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

Cactus, Inc.

May 10, 2023	By:	/s/ Scott Bender
Date		Scott Bender President, Chief Executive Officer and Director (Principal Executive Officer)

May 10, 2023	By:	/s/ Stephen Tadlock
Date		Stephen Tadlock Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)