Form 10-Q
period 2023-06-30
Cactus, Inc.
filed 2023-08-08
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of August 3, 2023, the registrant had 64,609,498 shares of Class A common stock, $0.01 par value per share, and 14,820,100 shares of Class B common stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements described under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Annual Report”), the Risk Factors described in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and other cautionary statements contained herein and in our Exchange Act filings. Forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Should one or more of the risks or uncertainties described in our 2022 Annual Report or other Exchange Act filings occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
i

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except per share data)	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$63,910	$344,527
Accounts receivable, net of allowance of $2,550 and $1,060, respectively	214,590	138,268
Inventories	209,387	161,283
Prepaid expenses and other current assets	11,182	10,564
Total current assets	499,069	654,642
Property and equipment, net	345,956	129,998
Operating lease right-of-use assets, net	20,998	23,183
Intangible assets, net	187,971	—
Goodwill	202,806	7,824
Deferred tax asset, net	209,721	301,644
Other noncurrent assets	9,876	1,605
Total assets	$1,476,397	$1,118,896
Liabilities and Equity
Current liabilities
Accounts payable	$63,585	$47,776
Accrued expenses and other current liabilities	53,216	30,619
Current portion of liability related to tax receivable agreement	27,544	27,544
Finance lease obligations, current portion	7,299	5,933
Operating lease liabilities, current portion	4,446	4,777
Long-term debt, current portion	24,641	—
Total current liabilities	180,731	116,649
Deferred tax liability, net	1,049	1,966
Liability related to tax receivable agreement, net of current portion	262,882	265,025
Finance lease obligations, net of current portion	8,614	6,436
Operating lease liabilities, net of current portion	16,364	18,375
Long-term debt, net of current portion	30,000	—
Other noncurrent liabilities	23,983	—
Total liabilities	523,623	408,451
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 64,609 and 60,903 shares issued and outstanding	647	609
Class B common stock, $0.01 par value, 215,000 shares authorized, 14,820 and 14,978 shares issued and outstanding	—	—
Additional paid-in capital	446,206	310,528
Retained earnings	315,049	261,764
Accumulated other comprehensive loss	(1,096)	(984)
Total stockholders’ equity attributable to Cactus Inc.	760,806	571,917
Non-controlling interest	191,968	138,528
Total stockholders’ equity	952,774	710,445
Total liabilities and equity	$1,476,397	$1,118,896
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenues
Product revenue	$231,893	$112,232	$391,403	$206,272
Rental revenue	28,220	23,695	56,037	46,038
Field service and other revenue	45,706	34,288	86,784	63,804
Total revenues	305,819	170,215	534,224	316,114
Costs and expenses
Cost of product revenue	149,217	69,172	250,032	130,092
Cost of rental revenue	16,896	15,328	32,980	30,417
Cost of field service and other revenue	34,971	26,734	66,888	51,540
Selling, general and administrative expenses	38,069	14,740	67,970	28,834
Change in fair value of earn-out liability	18,144	—	18,144	—
Total costs and expenses	257,297	125,974	436,014	240,883
Operating income	48,522	44,241	98,210	75,231

Interest income (expense), net	(5,928)	304	(4,926)	204
Other income (expense), net	—	—	3,538	(1,115)
Income before income taxes	42,594	44,545	96,822	74,320
Income tax expense	10,135	8,765	12,075	11,457
Net income	$32,459	$35,780	$84,747	$62,863
Less: net income attributable to non-controlling interest	7,709	8,636	17,103	15,103
Net income attributable to Cactus Inc.	$24,750	$27,144	$67,644	$47,760

Earnings per Class A share - basic	$0.38	$0.45	$1.05	$0.80
Earnings per Class A share - diluted	$0.38	$0.44	$1.02	$0.78

Weighted average Class A shares outstanding - basic	64,566	60,523	64,155	59,909
Weighted average Class A shares outstanding - diluted	65,003	76,322	79,512	76,262
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$32,459	$35,780	$84,747	$62,863
Foreign currency translation adjustments	(445)	(1,367)	(142)	(931)
Comprehensive income	$32,014	$34,413	$84,605	$61,932
Less: comprehensive income attributable to non-controlling interest	7,596	8,302	17,073	14,878
Comprehensive income attributable to Cactus Inc.	$24,418	$26,111	$67,532	$47,054
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at March 31, 2023	64,448	$645	14,978	$—	$439,844	$297,528	$(764)	$188,583	$925,836
Member distributions	—	—	—	—	—	—	—	(3,068)	(3,068)
Effect of CC Unit redemptions	158	2	(158)	—	2,020	—	—	(2,022)	—
Tax impact of equity transactions	—	—	—	—	428	—	—	—	428
Equity award vestings	7	—	—	—	(62)	—	—	(35)	(97)
Other comprehensive loss	—	—	—	—	—	—	(332)	(113)	(445)
Share repurchases	(4)	—	—	—	(137)	—	—	(22)	(159)
Stock-based compensation	—	—	—	—	4,113	—	—	936	5,049
Cash dividends declared ($0.11 per share)	—	—	—	—	—	(7,229)	—	—	(7,229)
Net income	—	—	—	—	—	24,750	—	7,709	32,459
Balance at June 30, 2023	64,609	$647	14,820	$—	$446,206	$315,049	$(1,096)	$191,968	$952,774

Balance at March 31, 2022	60,197	$602	15,674	$—	$298,893	$192,493	$335	$122,779	$615,102
Member distributions	—	—	—	—	—	—	—	(1,694)	(1,694)
Effect of CW Unit redemptions	411	4	(411)	—	3,267	—	—	(3,271)	—
Tax impact of equity transactions	—	—	—	—	433	—	—	—	433
Equity award vestings	5	—	—	—	(51)	—	—	(21)	(72)
Other comprehensive loss	—	—	—	—	—	—	(1,033)	(334)	(1,367)
Stock-based compensation	—	—	—	—	1,876	—	—	474	2,350
Cash dividends declared ($0.11 per share)	—	—	—	—	—	(6,724)	—	—	(6,724)
Net income	—	—	—	—	—	27,144	—	8,636	35,780
Balance at June 30, 2022	60,613	$606	15,263	$—	$304,418	$212,913	$(698)	$126,569	$643,808
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	60,903	$609	14,978	$—	$310,528	$261,764	$(984)	$138,528	$710,445
Issuances of common stock	3,352	34	—	—	143,302	—	—	26,033	169,369
Member distributions	—	—	—	—	—	—	—	(4,712)	(4,712)
Effect of CC Unit redemptions	158	2	(158)	—	2,020	—	—	(2,022)	—
Tax impact of equity transactions	—	—	—	—	(13,553)	—	—	16,826	3,273
Equity award vestings	200	2	—	—	(3,071)	—	—	(1,371)	(4,440)
Other comprehensive loss	—	—	—	—	—	—	(112)	(30)	(142)
Share repurchases	(4)	—	—	—	(137)	—	—	(22)	(159)
Stock-based compensation	—	—	—	—	7,117	—	—	1,635	8,752
Cash dividends declared ($0.22 per share)	—	—	—	—	—	(14,359)	—	—	(14,359)
Net income	—	—	—	—	—	67,644	—	17,103	84,747
Balance at June 30, 2023	64,609	$647	14,820	$—	$446,206	$315,049	$(1,096)	$191,968	$952,774

Balance at December 31, 2021	59,035	$590	16,674	$—	$289,600	$178,446	$8	$126,389	$595,033
Member distributions	—	—	—	—	—	—	—	(3,348)	(3,348)
Effect of CW Unit redemptions	1,411	14	(1,411)	—	11,145	—	—	(11,159)	—
Tax impact of equity transactions	—	—	—	—	2,964	—	—	—	2,964
Equity award vestings	167	2	—	—	(3,263)	—	—	(1,235)	(4,496)
Other comprehensive loss	—	—	—	—	—	—	(706)	(225)	(931)
Stock-based compensation	—	—	—	—	3,972	—	—	1,044	5,016
Cash dividends declared ($0.22 per share)	—	—	—	—	—	(13,293)	—	—	(13,293)
Net income	—	—	—	—	—	47,760	—	15,103	62,863
Balance at June 30, 2022	60,613	$606	15,263	$—	$304,418	$212,913	$(698)	$126,569	$643,808
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$84,747	$62,863
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	35,024	17,592
Deferred financing cost amortization	3,545	84
Stock-based compensation	9,164	5,016
Provision for expected credit losses	1,515	240
Inventory obsolescence	1,980	959
Gain on disposal of assets	(1,632)	(518)
Deferred income taxes	1,079	8,504
Change in fair value of earn-out liability	18,023	—
(Gain) loss from revaluation of liability related to tax receivable agreement	(3,417)	1,115
Changes in operating assets and liabilities:
Accounts receivable	(20,107)	(36,484)
Inventories	41,185	(30,670)
Prepaid expenses and other assets	965	(210)
Accounts payable	1,236	14,238
Accrued expenses and other liabilities	(4,789)	5,494
Net cash provided by operating activities	168,518	48,223
Cash flows from investing activities
Acquisition of a business, net of cash and cash equivalents acquired	(618,857)	—
Capital expenditures and other	(23,700)	(13,752)
Proceeds from sales of assets	3,038	876
Net cash used in investing activities	(639,519)	(12,876)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	155,000	—
Repayments of borrowings of long-term debt	(100,000)	—
Net proceeds from the issuance of Class A common stock	169,878	—
Payments of deferred financing costs	(6,817)	—
Payments on finance leases	(3,594)	(2,987)
Dividends paid to Class A common stock shareholders	(14,469)	(13,335)
Distributions to members	(4,712)	(3,348)
Repurchases of shares	(4,599)	(4,495)
Net cash provided by (used in) financing activities	190,687	(24,165)
Effect of exchange rate changes on cash and cash equivalents	(303)	(1,167)
Net increase (decrease) in cash and cash equivalents	(280,617)	10,015
Cash and cash equivalents, beginning of period	344,527	301,669
Cash and cash equivalents, end of period	$63,910	$311,684

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$10,814	$2,451
Cash paid for interest	$3,555	$456
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new lease obligations	$6,923	$6,340
Property and equipment in accounts payable	$1,703	$1,729
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
On February 28, 2023, Cactus Inc. through one of its subsidiaries, completed its previously announced merger of the FlexSteel business (the “Merger”) through a merger with HighRidge Resources, Inc. and its subsidiaries (“HighRidge”). On February 27, 2023, in order to facilitate the Merger with HighRidge, an internal reorganization was completed in which Cactus Companies acquired all of the outstanding units representing ownership interests in Cactus Wellhead, LLC (“Cactus LLC”), the operating subsidiary of Cactus Inc. (the “CC Reorganization”). The purpose of the Merger was to effect the acquisition of the operations of FlexSteel Holdings, Inc. and its subsidiaries. FlexSteel Holdings, Inc. was a wholly-owned subsidiary of HighRidge prior to the Merger and was converted into a limited liability company, contributed from HighRidge to Cactus Companies as part of the CC Reorganization and is now named FlexSteel Holdings, LLC (“FlexSteel”). The results of operations of FlexSteel have been reflected in our accompanying condensed consolidated financial statements from the closing date of the acquisition through June 30, 2023. See Note 2 for additional information related to the acquisition.
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

We believe this acquisition enhances Cactus’ position as a premier manufacturer and provider of highly engineered equipment to the exploration and production (“E&P”) industry and provides meaningful growth potential for Cactus. We also believe FlexSteel’s products are highly complementary to Cactus’ equipment as it expands our exposure to our customers’ operations from production trees to transportation of oil, gas and other liquids as well as to additional customers operating in the midstream area. The acquisition is being accounted for using the acquisition method of accounting, with Cactus being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities are recorded at their respective fair values as of the date of the completion of the acquisition. The transaction was treated as a purchase of stock for United States federal income tax purposes. In connection with the acquisition, we incurred approximately $7.5 million of transaction costs for the six months ended June 30, 2023 required to effect the transaction and incurred an additional $3.3 million in costs related to the reporting of and accounting for the transaction. These fees primarily related to legal, accounting and consulting fees and are included in selling, general and administrative (“SG&A”) expenses in the consolidated statements of income.
Purchase Price Consideration
The estimated purchase price consideration for the acquisition is $630.1 million and is summarized as follows:

Purchase Price Consideration
Cash consideration	$624,173
Add: Estimated contingent consideration (1)	5,960
Fair value of consideration transferred or estimated to be transferred	$630,133
(1) Represents the estimated fair value as of the acquisition date of the earn-out payment of up to $75 million of additional cash consideration if certain revenue growth targets are met by FlexSteel. The estimated fair value of the earn-out payment was determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate.
Changes in the fair value of the earn-out liability subsequent to the acquisition date are recognized in the consolidated statements of income. Based on the revised forecast for the period January 1, 2023 through June 30, 2024, the estimated fair value of the earn-out payment was $24.0 million as of June 30, 2023, which is reflected in other noncurrent liabilities in the consolidated balance sheets. See discussion of the calculation of fair value of the earn-out liability in Note 12. We recognized $18.0 million of remeasurement expense during the six months ended June 30, 2023 resulting from the change in fair value from the acquisition date. During the three months ended March 31, 2023, a $0.1 million gain on the change in fair value was presented in other income (expense), net in the consolidated statements of income. Beginning with the three months ended June 30, 2023, the change in fair value of the earn-out liability will be separately presented as a component of operating income. We have determined that presenting the change in fair value of the earn-out liability is more appropriately reflected in our operating costs. This change does not have a material impact to our consolidated financial statements.

Preliminary Purchase Price Allocation
The following table provides the preliminary allocation of the purchase price as of the acquisition date. The goodwill reflected below increased $1.5 million from the original preliminary purchase price allocation as a result of measurement period adjustments, primarily related to valuation adjustments to inventories and property and equipment.

Cash and cash equivalents	$5,316
Receivables	57,747
Inventories	91,746
Prepaid expenses and other current assets	1,283
Property and equipment	210,100
Operating lease right-of-use assets	1,021
Identifiable intangible assets	200,300
Other noncurrent assets	5,666
Total assets acquired	573,179
Accounts payable	(14,789)
Accrued expenses and other current liabilities	(26,827)
Finance lease obligations	(974)
Operating lease liabilities	(906)
Deferred tax liabilities	(94,532)
Total liabilities assumed	(138,028)

Net assets acquired	435,151

Goodwill	$194,982
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
Pro forma financial information
From acquisition date through June 30, 2023, FlexSteel had revenue of $140.4 million and a net loss of $5.7 million. The pro forma financial information below represents the combined results of operations for the six months ended June 30, 2023 and for the three and six months ended June 30, 2022, as if the acquisition had occurred as of January 1, 2022. The unaudited pro forma combined financial information includes, where applicable, adjustments for additional amortization expense related to the fair value step-up of intangible assets, additional inventory fair value step-up expense, additional depreciation expense associated with adjusting property and equipment to fair value, changes to align accounting policies, decreases in interest expense due to modification of borrowings in conjunction with the acquisition and associated tax-related impacts of adjustments. These pro forma adjustments are based on available information as of the date hereof and upon assumptions that we believe are reasonable to reflect the impact of the FlexSteel acquisition on our historical financial information on a supplemental pro forma basis. Adjustments do not include the elimination of transaction-related costs incurred or any costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2023	2022
Revenues	$262,526	$587,603	$490,992
Net Income attributable to Cactus, Inc.	31,634	79,011	49,521
3.Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas E&P companies located in the U.S. Our receivables are short-term in nature and typically due in 30 to 60 days. We do not accrue interest on delinquent receivables. Accounts receivable includes amounts billed and currently due from customers and unbilled amounts for products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of June 30, 2023 and December 31, 2022 was $35.0 million and $34.9 million, respectively.
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

	Balance at Beginning of Period	Expense	Write off	Translation Adjustments	Balance at End of Period
Six Months Ended June 30, 2023	$1,060	$1,515	$(24)	$(1)	$2,550
Six Months Ended June 30, 2022	741	240	(61)	—	920
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

	June 30, 2023	December 31, 2022
Raw materials	$22,697	$3,150
Work-in-progress	11,624	5,444
Finished goods	175,066	152,689
	$209,387	$161,283
5.Property and Equipment, net
Property and equipment are stated at cost. We manufacture or construct most of our Pressure Control rental equipment assets. During the manufacture of these assets, they are reflected as construction in progress until complete. Property and equipment consists of the following:

	June 30, 2023	December 31, 2022
Land	$16,442	$5,302
Buildings and improvements	131,733	25,480
Machinery and equipment	125,011	57,883
Reels and skids	18,028	—
Vehicles	33,425	29,045
Rental equipment	212,403	194,088
Furniture and fixtures	1,894	1,759
Computers and software	3,714	3,068
Gross property and equipment	542,650	316,625
Less: Accumulated depreciation	(214,092)	(200,573)
Net property and equipment	328,558	116,052
Construction in progress	17,398	13,946
Total property and equipment, net	$345,956	$129,998
6.Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price paid over the fair value of the net assets of acquired businesses. Goodwill is not amortized, but we perform an annual goodwill impairment test on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. The change in carrying value of goodwill allocated to our reportable segments during the six months ended June 30, 2023 was as follows:

	Pressure Control	Spoolable Technologies	Total
Balance at December 31, 2022	$7,824	$—	$7,824
FlexSteel acquisition	—	194,982	194,982
Balance at June 30, 2023	$7,824	$194,982	$202,806
The following table presents the detail of acquired intangible assets other than goodwill as of June 30, 2023:

	Gross Cost	Accumulated Amortization	Net Cost
Customer relationships	$100,300	$(2,229)	$98,071
Developed technology	77,000	(2,567)	74,433
Tradename	16,000	(533)	15,467
Backlog	7,000	(7,000)	—
Total	$200,300	$(12,329)	$187,971
All intangible assets are amortized over their estimated useful lives. The weighted average amortization period for identifiable intangible assets acquired is 12 years. Amortization expense recognized during the three and six months ended June 30, 2023 was $8.7 million and $12.3 million, respectively, and was recorded in SG&A expenses in the consolidated statements of income. Estimated future amortization expense is as follows:

Remainder of 2023	$7,994
2024	15,987
2025	15,987
2026	15,987
2027	15,987
2028	15,987
Thereafter	100,042
Total	$187,971
7.Debt
The following is a summary of our debt as of June 30, 2023. We had no debt outstanding as of December 31, 2022.

Revolving loan	$30,000
Term loan	25,000
Less: Unamortized debt issuance costs	(359)
Total debt, net of deferred financing costs	54,641
Less: Current portion of long-term debt, net of deferred financing costs (1)	(24,641)
Long-term debt	$30,000
(1) Represents the mandatory amortization payments due within twelve months of June 30, 2023, net of unamortized deferred financing costs. In July 2023, we paid the remaining $25.0 million outstanding on the term loan and the $30.0 million of outstanding amounts borrowed on the revolving loan.
In addition to the borrowings reflected above, we had $1.7 million in letters of credit outstanding as of June 30, 2023.
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
The Amended ABL Credit Facility contains various covenants and restrictive provisions that limit Cactus Companies’ and each of its subsidiaries’ ability to, among other things, incur additional indebtedness and create liens, make investments or loans, merge or consolidate with other companies, sell assets, make certain restricted payments and distributions, and engage in transactions with affiliates. The obligations under the Amended ABL Credit Facility are guaranteed by certain subsidiaries of Cactus Companies and secured by a security interest in accounts receivable, inventory, equipment and certain other real and personal property assets of Cactus Companies and the guarantors. Until the term loan is paid in full, the Amended ABL Credit Facility requires Cactus Companies to maintain a leverage ratio no greater than 2.50 to 1.00 based on the ratio of Total Indebtedness (as defined therein) to EBITDA (as defined therein). The Amended ABL Credit Facility also requires Cactus Companies to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 based on the ratio of EBITDA (as defined therein) minus Unfinanced Capital Expenditures (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the Amended ABL Credit Facility is under certain levels. If Cactus Companies fails to perform its obligations under the Amended ABL Credit Facility, (i) the revolving commitments under the Amended ABL Credit Facility could be terminated, (ii) any outstanding borrowings under the Amended ABL Credit Facility may be declared immediately due and payable, and (iii) the lenders may commence foreclosure or other actions against the collateral. We were in compliance with all covenants under the Amended ABL Credit Facility as of June 30, 2023.
8.Revenue
The majority of our revenues are derived from short-term contracts for fixed consideration or in the case of rentals, for a fixed charge per day plus repairs while the equipment is in use by the customer. Product sales generally do not include right of return or other significant post-delivery obligations. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenues are recognized when we satisfy a performance obligation by transferring control of the promised goods or providing services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The majority of our contracts with customers contain a single performance obligation to provide agreed upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. We do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. We do not incur any material costs of obtaining contracts.

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
We disaggregate revenue into three categories: product revenues, rental revenues and field service and other revenues. We have predominately domestic operations with a small amount of sales in Australia, Canada, the Middle East and other international markets. The following table presents our revenues disaggregated by category:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Product revenue	$231,893	76%	$112,232	66%	$391,403	73%	$206,272	65%
Rental revenue	28,220	9%	23,695	14%	56,037	11%	46,038	15%
Field service and other revenue	45,706	15%	34,288	20%	86,784	16%	63,804	20%
Total revenues	$305,819	100%	$170,215	100%	$534,224	100%	$316,114	100%
At June 30, 2023, we had a deferred revenue balance of $10.0 million compared to the December 31, 2022 balance of $1.5 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of June 30, 2023, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.
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
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other expense, net. As of June 30, 2023, the total liability from the TRA was $290.4 million with $27.5 million reflected in current liabilities based on the expected timing of our next payment. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus Companies or Cactus Inc.
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

10.Equity
As of June 30, 2023, Cactus Inc. owned 81.3% of Cactus Companies as compared to 80.3% of Cactus LLC (prior to the CC Reorganization) as of December 31, 2022. As of June 30, 2023, Cactus Inc. had outstanding 64.6 million shares of Class A common stock (representing 81.3% of the total voting power) and 14.8 million shares of Class B common stock (representing 18.7% of the total voting power).
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
FlexSteel Acquisition
In conjunction with the FlexSteel acquisition, a restricted stock award of 128,150 shares of Class A common stock was issued under the Company’s long-term incentive plan to a key employee in exchange for cash consideration of $6.5 million. The shares are restricted from sale or trading and are subject to vesting requirements for one year from grant date. If the fair market value of the restricted shares is below the purchase price upon vesting, Cactus will compensate the key employee for the difference in price plus a gross-up for taxes. We are accounting for this guaranteed payment as stock compensation with liability classification and remeasure the liability to fair value at each reporting period. Compensation cost is being recognized ratably over the one-year vesting period. The liability balance is $0.9 million as of June 30, 2023 and is included in accrued expenses and other current liabilities in the consolidated balance sheets. We recognized $0.4 million of compensation expense in SG&A in the consolidated statements of income during the six months ended June 30, 2023.
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
Redemptions of CC Units
Pursuant to the Cactus Companies LLC Agreement, holders of CC Units are entitled to redeem their CC Units, which results in additional Class A common stock outstanding. Since our IPO in February 2018, an aggregate of 45.7 million of CC Units

(including CW Units prior to the CC Reorganization) and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock.
During the six months ended June 30, 2023, 0.2 million CC Units, together with a corresponding number of shares of Class B common stock, were redeemed in exchange for Class A common stock in accordance with the Cactus Companies LLC Agreement. During the six months ended June 30, 2022, 1.4 million CW Units, together with a corresponding number of shares of Class B common stock, were redeemed in exchange for Class A common stock in accordance with the Cactus Wellhead LLC Agreement. There was no change in the combined number of Cactus Inc. voting shares outstanding as a result of the redemptions.
Dividends
Aggregate cash dividends of $0.22 per share of Class A common stock declared during the six months ended June 30, 2023 and 2022 totaled $14.4 million and $13.3 million, respectively. Cash dividends paid during the six months ended June 30, 2023 and 2022 totaled $14.5 million and $13.3 million, respectively. Dividends accrue on unvested equity-based awards on the date of record and are paid upon vesting. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to the owners of CC Units other than Cactus Inc. for any dividends declared on our Class A common stock. See further discussion of the distributions below under “Member Distributions.”
Share Repurchase Program
On June 6, 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the three and six months ended June 30, 2023, the Company purchased and retired 4,007 shares of Class A common stock for $0.2 million or $39.69 average price per share excluding commissions, under the share repurchase program. As of June 30, 2023, $149.8 million remained authorized for future repurchases of Class A common stock under the program.
Member Distributions
Distributions made by Cactus Companies are generally required to be made pro rata among all its members. For the six months ended June 30, 2023, Cactus Companies distributed $20.4 million to Cactus Inc. to fund its dividend and estimated tax payments and made pro rata distributions to the other members totaling $4.7 million over the same period. During the six months ended June 30, 2022, Cactus Companies distributed $13.1 million to Cactus Inc. to fund its dividend payments and made pro rata distributions to the other members totaling $3.3 million.
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
12.Fair Value Measurements
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

The following table sets forth our liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value at June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Earn-out liability	$—	$—	$23,983	$23,983
Put option liability	—	—	1,746	1,746
The earn-out liability related to the FlexSteel acquisition (see Note 2) is measured at fair value using Level 3 unobservable inputs at the end of each reporting period with changes in its estimated fair value recorded in earnings until the liability is settled. The fair value is determined based on the evaluation of the probability and amount of earn-out that may be achieved based on expected future performance of FlexSteel using a Monte Carlo simulation model. The Monte Carlo simulation model uses assumptions including revenue volatilities, risk free rates, credit discount rates and revenue discount rates. Significant changes in any of those assumptions could have a material effect on the estimated fair value of the earn-out payment. The following table sets forth the range of inputs for the significant assumptions utilized to determine the fair value of the earn-out payment as of June 30, 2023:

	June 30, 2023
Risk-free interest rate	4.06%	to	5.53%
Expected revenue volatility	27.60%
Revenue discount rate	11.00%	to	11.10%
Credit discount rate	10.80%	to	10.97%
The put option liability represents the guaranteed payment on restricted stock purchased in conjunction with the FlexSteel acquisition (see Note 10). This liability is measured at fair value at the end of each reporting period until the liability is settled with changes in fair value from grant date recognized ratably over the one-year vesting period. The fair value is determined using the Black-Scholes option pricing method that utilizes a selected volatility calculated based on weighting historical and implied volatility indications. As the selected volatility involves judgement and is a significant input to estimating the fair value of the put option, it is classified as a Level 3 input. Significant changes in the volatility could have a material effect on the estimated fair value of the put option liability. The following table sets forth the inputs for the significant assumptions utilized to determine the fair value of the put option liability as of June 30, 2023:

June 30, 2023
Risk-free interest rate	5.37%
Expected volatility	46.48%
Dividend yield	1.03%
The following table presents a summary of the changes in fair value of our liabilities measured using Level 3 inputs:

	Earn-out	Put Option
Opening Balance	$5,960	$510
Changes in fair value (1)	18,023	1,236
Balance at June 30, 2023	$23,983	$1,746
(1)We recognized $18.0 million of remeasurement expense associated with the change in the fair value of the earn-out liability during the six months ended June 30, 2023. During the three months ended March 31, 2023, $0.1 million of gain for the change in fair value was presented in other income (expense), net in the consolidated statements of operations. During the three months ended June 30, 2023, $18.1 million of expense for the change in fair value was separately presented as a component of operating income. For the put option liability, we recognized $0.4 million of expense associated with the change in fair value in SG&A in the consolidated statements of income during the six months ended June 30, 2023.
The fair value of our foreign currency forwards was less than $0.1 million as of June 30, 2023 and was determined using market observable inputs including forward and spot prices (Level 2 inputs).

13.Segment Reporting
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
Financial information by business segment for the three and six months ended June 30, 2023 and 2022 is summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Pressure Control	$199,134	$170,215	$393,789	$316,114
Spoolable Technologies	106,685	—	140,435	—
Total revenues	305,819	170,215	534,224	316,114
Operating income (loss):
Pressure Control (1)	54,540	44,241	103,979	75,231
Spoolable Technologies	(6,018)	—	(5,769)	—
Total operating income	48,522	44,241	98,210	75,231
Interest income (expense), net	(5,928)	304	(4,926)	204
Other income (expense), net	—	—	3,538	(1,115)
Income before income taxes	$42,594	$44,545	$96,822	$74,320
(1)Includes corporate and other costs not directly attributable to our reporting segments such as corporate executive management and other administrative functions.
14.Earnings per Share
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

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to Cactus Inc.—basic	$24,750	$27,144	$67,644	$47,760
Net income attributable to non-controlling interest (1)	—	6,759	13,114	11,779
Net income attributable to Cactus Inc.—diluted (1)	$24,750	$33,903	$80,758	$59,539
Denominator:
Weighted average Class A shares outstanding—basic	64,566	60,523	64,155	59,909
Effect of dilutive shares (2)	437	15,799	15,357	16,353
Weighted average Class A shares outstanding—diluted (2)	65,003	76,322	79,512	76,262

Earnings per Class A share—basic	$0.38	$0.45	$1.05	$0.80
Earnings per Class A share—diluted (1)(2)	$0.38	$0.44	$1.02	$0.78
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 26.0% for the six months ended June 30, 2023 and 25.0% for the three and six months ended June 30, 2022.
(2)Diluted earnings per share for the three months ended June 30, 2023 excludes 14.9 million weighted average shares of Class B common stock as the effect would be anti-dilutive.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Except as otherwise indicated or required by the context, all references in this Quarterly Report to the “Company,” “Cactus,” “we,” “us” and “our” refer to Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries, unless we state otherwise or the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, which are difficult to predict, including those described above in “Cautionary Note Regarding Forward-Looking Statements,” and in the risk factors included in “Part I, Item 1A. Risk Factors” in our 2022 Annual Report and in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.
Executive Summary
Cactus is an equipment solutions provider primarily for onshore oil and gas markets. Founded in 2011 by a management group that previously operated two of the largest wellhead providers at the time, Cactus has rapidly grown to be a leading provider of wellhead solutions to the U.S. onshore market. On February 28, 2023, Cactus acquired FlexSteel, which similarly grew from its founding in 2003 to its current status as a leading provider of spoolable pipe technologies primarily to the U.S. onshore market.
We paid cash consideration of approximately $624.2 million upon closing the FlexSteel acquisition, with the final purchase price subject to adjustments for closing working capital, cash on hand and indebtedness as set forth in the merger agreement. In addition to the upfront consideration, there is a potential future earn-out payment of up to $75 million to be paid no later than the third quarter of 2024 if certain revenue growth targets are met by FlexSteel. We believe this acquisition enhances our position as a premier manufacturer and provider of highly engineered equipment to the E&P industry and should provide meaningful growth potential. We further believe FlexSteel’s products are highly complementary to Cactus’ equipment as it expands our exposure to our customers’ operations from production trees to transportation of oil, gas and other liquids as well as to additional customers operating in the midstream area.
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
During the six months ended June 30, 2023, we derived 73% of total revenues from the sale of our products, 11% of total revenues from rental and 16% of total revenues from field service and other. During the six months ended June 30, 2022, we derived 65% of total revenues from the sale of our products, 15% of total revenues from rental and 20% of total revenues from field service and other. We have predominantly domestic operations with more limited operations in Australia, Canada, and the Middle East as well as sales in other international markets.
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

We operate through service centers in the United States, which are strategically located in the key oil and gas producing regions, and in Eastern Australia. These service centers support our field services and provide equipment assembly and repair services. We also provide rental and service operations in the Kingdom of Saudi Arabia. Pressure Control manufacturing and production facilities are located in Bossier City, Louisiana and Suzhou, China.
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
Spoolable Technologies
The Spoolable Technologies segment designs, manufactures, and sells spoolable pipe and associated end fittings under the FlexSteel brand. Our customers use these products primarily as production, gathering and takeaway pipelines to transport oil, gas or other liquids. In addition, we also provide field services and rental items to assist our customers with the installation of these products. We support our field service operations through service centers and pipe yards located in oil and gas regions throughout the United States and Western Canada. Our manufacturing facility is located in Baytown, Texas.
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
Recent Developments and Trends
FlexSteel Acquisition
As previously discussed, we completed the acquisition of FlexSteel on February 28, 2023. The results of operations of FlexSteel have been reflected in our accompanying condensed consolidated financial statements from the closing date of the acquisition through June 30, 2023. See Note 2 to the unaudited condensed consolidated financial statements for additional information related to the acquisition.
Oil and Natural Gas Prices
The following table summarizes average oil and natural gas prices in North America over the following periods as well as industry activity levels as reflected by the average number of active onshore drilling rigs during the same periods.

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
WTI Oil Price ($/bbl) (1)	$73.54	$75.93	$74.73	$102.01
Natural Gas Price ($/MMBtu) (2)	$2.16	$2.64	$2.40	$6.08
U.S. Land Drilling Rigs (3)	698	742	720	658

(1) EIA Cushing, OK WTI (“West Texas Intermediate”) spot price.
(2) EIA Henry Hub Natural Gas spot price per million British Thermal Unit (“MMBtu”).
(3) Baker Hughes.
Oil and gas industry activity levels weakened through the first half of 2023. The average U.S. land drilling rigs declined by 8% from the fourth quarter of 2022 with most of the decline occurring in the second quarter of 2023. Oil prices in the second quarter of 2023 were consistent with pricing in the first quarter of 2023. Looking forward, we believe global oil inventories will begin to decline as a result of OPEC+ production cuts of over one million barrels per day extending through the end of 2024 along with additional voluntary cuts through September 2023 by Saudi Arabia and Russia. Oil prices have responded positively to the production cuts with pricing hovering around $75 per barrel beginning in mid-July and closing at slightly higher than $80 per barrel in early August 2023. We believe supply and demand fundamentals are supportive of oil prices at this level assuming overall economic activity remains stable. Despite this, we believe that oil-driven drilling and completion activity levels will continue to decline in the third quarter as cash flows are impacted by lower realized prices from secondary production of natural gas and natural gas liquids, the prices of which continued to decline in the second quarter. While U.S. demand for natural gas should remain strong throughout the summer months in response to demand for air conditioning related to high average temperatures, we do not believe such elevated demand will be sufficient to offset surplus supply levels and materially affect the price in the near-term. As a result, we expect to see a sustained reduction in activity levels in basins driven by gas drilling and where gas is a significant secondary product through the second half of the year.
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
Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended
	June 30, 2023	March 31, 2023	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$199,134	$194,655	$4,479	2.3%
Spoolable Technologies	106,685	33,750	72,935	nm
Total revenues	305,819	228,405	77,414	33.9
Operating income (loss)
Pressure Control	54,540	49,439	5,101	10.3
Spoolable Technologies	(6,018)	249	(6,267)	nm
Total operating income	48,522	49,688	(1,166)	(2.3)

Interest income (expense), net	(5,928)	1,002	(6,930)	nm
Other income, net	—	3,538	(3,538)	nm
Income before income taxes	42,594	54,228	(11,634)	(21.5)
Income tax expense	10,135	1,940	8,195	nm
Net income	32,459	52,288	(19,829)	(37.9)
Less: net income attributable to non-controlling interest	7,709	9,394	(1,685)	(17.9)
Net income attributable to Cactus Inc.	$24,750	$42,894	$(18,144)	(42.3)%
nm = not meaningful
Pressure Control. Pressure Control revenue for the second quarter of 2023 was $199.1 million, an increase of $4.5 million, or 2.3%, from $194.7 million for the first quarter of 2023 primarily due to increased sales of wellhead and production related equipment offset slightly by lower rental revenues. Pressure Control operating income of $54.5 million for the second quarter of 2023 increased $5.1 million, or 10.3% from the first quarter of 2023. The increased revenues and associated gross margins related to equipment sales in the segment were coupled with lower rental equipment redeployment expenses and lower selling, general and administrative expenses (“SG&A”) offset by increased depreciation expense on our rental fleet. The decrease in SG&A for Pressure Control was primarily driven by lower professional fees and expenses of approximately $6.4 million related to the FlexSteel acquisition, partially offset by higher bad debt expense, increased stock-based compensation expense and higher annual incentive bonus accruals.
Spoolable Technologies. Spoolable Technologies revenue for the second quarter of 2023 was $106.7 million, an increase of $72.9 million from the first quarter of 2023, as results for the first quarter only included one month of revenues (from the FlexSteel acquisition date of February 28, 2023). Total operating loss for Spoolable Technologies for the second quarter of 2023 was $6.0 million compared to operating income of $0.2 million for the first quarter of 2023. The operating loss for the second quarter of 2023 was primarily due to $18.1 million of expense related to the change in fair value of the earn-out payment for the FlexSteel acquisition based on the revised forecast for the earn-out period ending on June 30, 2024. Both quarters of 2023 included the recognition of expense related to the step-up of Spoolable Technologies’ assets to fair value in conjunction with purchase accounting. The second quarter of 2023 included a $15.1 million increase in inventory step-up expense and a $5.0 million increase in intangible amortization expense when compared to the first quarter of 2023. Depreciation expense for fixed assets was also impacted by purchase accounting which results in higher depreciation expense over time. Total second quarter depreciation expense increased approximately $2.6 million from the first quarter of 2023.

Interest income (expense), net. Interest expense, net was $5.9 million for the second quarter of 2023 compared to interest income of $1.0 million for the first quarter of 2023. Interest expense for the second quarter represented three months of associated expense on outstanding borrowings under the Amended ABL Credit Facility in conjunction with the FlexSteel acquisition while the first quarter of 2023 included only one month of such expenses.
Other income, net. Other income, net of $3.5 million for the first quarter of 2023 primarily represented non-cash adjustments for the revaluation of the liability related to the tax receivable agreement as a result of changes to the state tax rate.
Income tax expense. Income tax expense for the second quarter of 2023 was $10.1 million compared to $1.9 million for the first quarter of 2023. Income tax expense for the second quarter of 2023 was primarily due to current income. Income tax expense for the first quarter of 2023 included an approximately $11.0 million expense associated with current income offset by a $12.1 million benefit associated with the release of our valuation allowance previously provided for our investment in Cactus Companies based on the determination that the deferred tax asset was realizable due to our ability to generate sufficient taxable income of the appropriate type. Additionally, we recognized $4.3 million expense associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate and a $1.3 million benefit associated with permanent differences related to equity compensation.
Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus Companies. Income allocated to the non-controlling interest is only taxable to the non-controlling interest.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table presents summary consolidated operating results for the periods indicated:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$393,789	$316,114	$77,675	24.6%
Spoolable Technologies	140,435	—	140,435	nm
Total revenues	534,224	316,114	218,110	69.0
Operating income (loss)
Pressure Control	103,979	75,231	28,748	38.2
Spoolable Technologies	(5,769)	—	(5,769)	nm
Total operating income	98,210	75,231	22,979	30.5

Interest income (expense), net	(4,926)	204	(5,130)	nm
Other income (expense), net	3,538	(1,115)	4,653	nm
Income before income taxes	96,822	74,320	22,502	30.3
Income tax expense	12,075	11,457	618	5.4
Net income	84,747	62,863	21,884	34.8
Less: net income attributable to non-controlling interest	17,103	15,103	2,000	13.2
Net income attributable to Cactus Inc.	$67,644	$47,760	$19,884	41.6%
nm = not meaningful
Pressure Control. Pressure Control revenue was $393.8 million for the first six months of 2023, an increase of $77.7 million, or 24.6%, from $316.1 million for the first six months of 2022. This was primarily due to higher sales of wellhead and production related equipment resulting from higher drilling and completion activity by our customers. In addition, increased rental of drilling and completion equipment and field service associated with product and rental revenues increased as a result of the abovementioned activity. Operating income of $104.0 million in the first six months of 2023 increased $28.7 million, or 38.2%, from $75.2 million in the first six months of 2022. The increase was primarily attributable to higher gross margins during the period due to the increased volume partially offset by higher SG&A expenses. The increase in SG&A expenses primarily related to $10.8 million of professional fees and expenses incurred in 2023 associated with the FlexSteel acquisition, higher bad debt expense and higher personnel costs.
Spoolable Technologies. Spoolable Technologies revenue of $140.4 million and operating loss of $5.8 million represents FlexSteel results generated from February 28, 2023, the date of acquisition, through June 30, 2023. The results for Spoolable Technologies included approximately $18.0 million of expense related to the change in fair value of the estimated earn-out payment for the FlexSteel acquisition, $23.5 million of inventory step-up expense and $12.3 million of intangible amortization expense as well as depreciation expense of $5.5 million primarily associated with the step-up of fixed assets in connection with accounting for the purchased assets at fair value in conjunction with purchase accounting.
Interest income (expense), net. Interest expense, net was $4.9 million for the first six months of 2023 compared to $0.2 million interest income, net for the six months ended June 30, 2022. Interest expense in 2023 related to outstanding borrowings under the Amended ABL Credit Facility in conjunction with the FlexSteel acquisition.
Other income (expense), net. Other income, net of $3.5 million for the first six months of 2023 and other expense, net of $1.1 million for the first six months of 2022 primarily related to non-cash adjustments for the revaluation of the liability related to the tax receivable agreement as a result of changes to the state tax rate.
Income tax expense. Income tax expense for the first six months of 2023 was $12.1 million compared to $11.5 million for the first six months of 2022. Income tax expense for 2023 included an approximately $21.1 million expense associated with current income offset by a $12.1 million benefit associated with the release of our valuation allowance previously provided for our investment in Cactus Companies based on the determination that the deferred tax asset was realizable due to our ability to generate sufficient taxable income of the appropriate type. Additionally, we recognized $4.3 million of expense associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate and a $1.2 million benefit associated with permanent differences related to equity compensation. Income tax expense for 2022 included approximately $15.3 million expense associated with current income offset by a $1.7 million benefit associated with permanent differences related to equity compensation, a $1.0 million benefit associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate and a $1.1 million tax benefit associated with the partial valuation allowance release in conjunction with CW Unit redemptions during 2022. Partial valuation releases occur in conjunction with redemptions of CW Units (or CC Units, in the case of redemptions after the CC Reorganization) as a portion of Cactus Inc.'s deferred tax assets from its investment in Cactus LLC (or, after the CC Reorganization, its investment in Cactus Companies) becomes realizable.
Liquidity and Capital Resources
At June 30, 2023, we had $63.9 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and borrowings under our Amended ABL Credit Facility (as defined in Note 7 in the notes to the unaudited condensed consolidated financial statements). Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of June 30, 2023, we had $193.3 million of available borrowing capacity with $30.0 million of borrowings outstanding under our revolving loan, $25.0 million of borrowings outstanding under our term loan and $1.7 million in letters of credit outstanding. In July 2023, we made $25.0 million in payments to our term loan lenders which reduced the balance of our term loan outstanding to zero and repaid the $30.0 million outstanding under our revolving loan. As a result of these payments, we had no bank debt outstanding as of the date of this filing. We were in compliance with the covenants of the Amended ABL Credit Facility as of June 30, 2023.
In June 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.
We believe that our existing cash on hand, cash generated from operations and available borrowings under our Amended ABL Credit Facility will be sufficient for at least the next 12 months to meet working capital requirements, debt service obligations, anticipated capital expenditures, repurchases of shares of our Class A common stock, expected TRA liability payments, anticipated tax liabilities and dividends to holders of our Class A common stock as well as pro rata cash distributions to holders of CC Units other than Cactus Inc.
We currently estimate our net capital expenditures for the year ending December 31, 2023 will range from $35 million to $45 million. In the Pressure Control segment, capital expenditures will be primarily related to rental fleet investments, the March 2023 purchase of our previously leased branch facility in Odessa, Texas, international expansion, diversification of our low cost supply chain and development of a recently-leased research and development facility in Houston, Texas. In the Spoolable Technologies segment, capital expenditures will be primarily related to manufacturing plant enhancements and additional deployment equipment to facilitate installation of recent product introductions.
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
Cash Flows
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$168,518	$48,223
Net cash used in investing activities	(639,519)	(12,876)
Net cash provided by (used in) financing activities	190,687	(24,165)
Net cash provided by operating activities was $168.5 million and $48.2 million for the six months ended June 30, 2023 and 2022, respectively. Operating cash flows for 2023 increased primarily due to an increase in income and a decrease in cash outflows associated with working capital, largely related to decreased purchases of Pressure Control inventories.
Net cash used in investing activities was $639.5 million and $12.9 million for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily due to cash paid to acquire FlexSteel for $624.2 million less $5.3 million in cash acquired. Additionally, our capital expenditures increased approximately $9.9 million primarily due to the $7.0 million purchase of a previously leased facility. Lastly, proceeds from sales of assets increased approximately $2.2 million from 2022.
Net cash provided by financing activities was $190.7 million for the six months ended June 30, 2023 as compared to net cash used in financing activities of $24.2 million for the six months ended June 30, 2022. The increase in net cash provided by financing activities was primarily related to certain equity and debt financing activities in 2023 associated with the FlexSteel acquisition. We received approximately $169.9 million of proceeds, net of issuance costs, from issuing shares of our Class A common stock during the period. Additionally, we received $155.0 million from total borrowings under our Amended ABL Credit Facility of which $100.0 million was subsequently repaid prior to June 30, 2023. Payments of approximately $6.8 million in debt issuance costs, increased distributions to members of $1.4 million, higher dividend payments of approximately $1.1 million and $0.6 million of additional payments on finance leases partially offset the aforementioned cash inflows from debt and equity financing during 2023.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2022 Annual Report. Our exposure to market risk has not changed materially since December 31, 2022 other than with regard to interest rate risk as described below:
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates in connection with variable rate borrowings under our Amended ABL Credit Facility. As a result, changes in interest rates will impact our interest expense. Borrowings under our Amended ABL Credit Facility bear interest at Cactus Company’s option at either the Alternate Base Rate (as defined therein) or the Adjusted Term SOFR Rate (as defined therein), plus, in each case, an applicable margin. As of June 30, 2023, outstanding borrowings under the Amended ABL Credit Facility included a $25.0 million term loan and $30.0 million of revolving borrowings. A hypothetical 100 basis point increase or decrease to our variable interest rates, as of June 30, 2023, would have caused our interest expense to increase or decrease by approximately $0.6 million per year.
As discussed above, in July 2023 we made $25.0 million in payments to our term loan lenders, which reduced the balance of our term loan outstanding to zero, and we repaid the $30.0 million outstanding under our revolving loan. As a result of these payments, we had no bank debt outstanding as of the date of this filing.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level.
As disclosed in Note 2 to the unaudited condensed consolidated financial statements, we acquired FlexSteel on February 28, 2023 and accounted for this acquisition as a business combination. FlexSteel’s total revenues constituted approximately 26% of our total consolidated revenues for the first six months of 2023. FlexSteel’s total assets constituted approximately 51% of our total consolidated assets as of June 30, 2023. We excluded FlexSteel’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the SEC staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal controls over financial reporting for one year following the acquisition. We are in the process of implementing financial reporting controls and procedures at FlexSteel as part of our ongoing integration activities.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.   Risk Factors.
In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2022 Annual Report, and under “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and the risk factors and other cautionary statements contained in our other filings with the Securities and Exchange Commission, which could materially affect our business, results of operations, financial condition or cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition or cash flows. Except as previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, there have been no material changes in our risk factors from those described in our 2022 Annual Report or our other Securities and Exchange Commission filings.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchases of Class A common stock during the three months ended June 30, 2023 (in whole shares). Included below are 4,007 shares purchased in the open market pursuant to a share repurchase program and 2,854 shares repurchased from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period.

Period	Total number of shares purchased	Weighted-average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum dollar value of shares that may yet be purchased under the plans or programs (2)
April 1-30, 2023	—	$—	—	$—
May 1-31, 2023	2,854	$34.06	—	$—
June 1-30, 2023	4,007	$39.69	4,007	$149,840,970
Total	6,861	$37.35	4,007	$149,840,970
(1)The average price paid per share of $37.35 was calculated excluding commissions.
(2)On June 7, 2023, the Company announced that on June 6, 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Purchases were made under terms intended to qualify for exemption under Rules 10b-18 and 10b5-1.
Item 5.   Other Information.
During the three months ended June 30, 2023, no director or officer of Cactus, Inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1†
Cactus, Inc. Long-Term Incentive Plan (amended and restated effective May 16, 2023) (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on March 30, 2023)

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

Cactus, Inc.

August 8, 2023	By:	/s/ Scott Bender
Date		Scott Bender Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

August 8, 2023	By:	/s/ Stephen Tadlock
Date		Stephen Tadlock Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)