Form 10-Q
period 2023-09-30
Cactus, Inc.
filed 2023-11-09
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of November 6, 2023, the registrant had 65,323,129 shares of Class A common stock, $0.01 par value per share, and 14,106,469 shares of Class B common stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements described under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Annual Report”), the Risk Factors described in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, the Risk Factors described in “Part II, Item 1A. Risk Factors” of this Quarterly Report and other cautionary statements contained herein and in our Exchange Act filings. Forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Should one or more of the risks or uncertainties described in our 2022 Annual Report or other Exchange Act filings occur, or should underlying assumptions prove incorrect, our actual results could differ materially from those expressed in any forward-looking statements.
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
i

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except per share data)	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$63,738	$344,527
Accounts receivable, net of allowance of $3,187 and $1,060, respectively	206,251	138,268
Inventories	203,517	161,283
Prepaid expenses and other current assets	19,442	10,564
Total current assets	492,948	654,642
Property and equipment, net	345,222	129,998
Operating lease right-of-use assets, net	19,969	23,183
Intangible assets, net	183,974	—
Goodwill	200,723	7,824
Deferred tax asset, net	211,535	301,644
Other noncurrent assets	9,779	1,605
Total assets	$1,464,150	$1,118,896
Liabilities and Equity
Current liabilities
Accounts payable	$65,217	$47,776
Accrued expenses and other current liabilities	60,713	30,619
Earn-out liability	18,892	—
Current portion of liability related to tax receivable agreement	20,855	27,544
Finance lease obligations, current portion	7,543	5,933
Operating lease liabilities, current portion	4,147	4,777
Total current liabilities	177,367	116,649
Deferred tax liability, net	1,469	1,966
Liability related to tax receivable agreement, net of current portion	250,256	265,025
Finance lease obligations, net of current portion	9,239	6,436
Operating lease liabilities, net of current portion	15,748	18,375
Total liabilities	454,079	408,451
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 65,323 and 60,903 shares issued and outstanding	654	609
Class B common stock, $0.01 par value, 215,000 shares authorized, 14,106 and 14,978 shares issued and outstanding	—	—
Additional paid-in capital	462,302	310,528
Retained earnings	359,699	261,764
Accumulated other comprehensive loss	(1,647)	(984)
Total stockholders’ equity attributable to Cactus Inc.	821,008	571,917
Non-controlling interest	189,063	138,528
Total stockholders’ equity	1,010,071	710,445
Total liabilities and equity	$1,464,150	$1,118,896
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenues
Product revenue	$214,295	$121,782	$605,698	$328,054
Rental revenue	28,879	27,105	84,916	73,143
Field service and other revenue	44,696	35,594	131,480	99,398
Total revenues	287,870	184,481	822,094	500,595
Costs and expenses
Cost of product revenue	123,278	73,747	373,310	203,839
Cost of rental revenue	15,558	16,323	48,538	46,740
Cost of field service and other revenue	36,973	27,145	103,861	78,685
Selling, general and administrative expenses	29,549	15,970	97,519	44,804
Change in fair value of earn-out liability	(5,091)	—	13,053	—
Total costs and expenses	200,267	133,185	636,281	374,068
Operating income	87,603	51,296	185,813	126,527

Interest income (expense), net	(1,372)	1,140	(6,298)	1,344
Other income, net	266	1,125	3,804	10
Income before income taxes	86,497	53,561	183,319	127,881
Income tax expense	18,478	12,041	30,553	23,498
Net income	$68,019	$41,520	$152,766	$104,383
Less: net income attributable to non-controlling interest	15,439	10,095	32,542	25,198
Net income attributable to Cactus Inc.	$52,580	$31,425	$120,224	$79,185

Earnings per Class A share - basic	$0.81	$0.52	$1.87	$1.32
Earnings per Class A share - diluted	$0.80	$0.51	$1.82	$1.30

Weighted average Class A shares outstanding - basic	64,879	60,665	64,399	60,164
Weighted average Class A shares outstanding - diluted	65,486	61,106	79,632	76,296
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$68,019	$41,520	$152,766	$104,383
Foreign currency translation adjustments	(670)	(1,219)	(812)	(2,150)
Comprehensive income	$67,349	$40,301	$151,954	$102,233
Less: comprehensive income attributable to non-controlling interest	15,319	9,795	32,393	24,673
Comprehensive income attributable to Cactus Inc.	$52,030	$30,506	$119,561	$77,560
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at June 30, 2023	64,609	$647	14,820	$—	$446,206	$315,049	$(1,096)	$191,968	$952,774
Member distributions	—	—	—	—	—	—	—	(9,214)	(9,214)
Effect of CC Unit redemptions	714	7	(714)	—	9,753	—	—	(9,760)	—
Tax impact of equity transactions	—	—	—	—	2,574	—	—	(100)	2,474
Other comprehensive loss	—	—	—	—	—	—	(551)	(119)	(670)
Stock-based compensation	—	—	—	—	3,769	—	—	849	4,618
Cash dividends declared ($0.12 per share)	—	—	—	—	—	(7,930)	—	—	(7,930)
Net income	—	—	—	—	—	52,580	—	15,439	68,019
Balance at September 30, 2023	65,323	$654	14,106	$—	$462,302	$359,699	$(1,647)	$189,063	$1,010,071

Balance at June 30, 2022	60,613	$606	15,263	$—	$304,418	$212,913	$(698)	$126,569	$643,808
Member distributions	—	—	—	—	—	—	—	(4,659)	(4,659)
Effect of CW Unit redemptions	104	1	(104)	—	894	—	—	(895)	—
Tax impact of equity transactions	—	—	—	—	(33)	—	—	—	(33)
Equity award vestings	2	—	—	—	5	—	—	(3)	2
Other comprehensive loss	—	—	—	—	—	—	(919)	(300)	(1,219)
Stock-based compensation	—	—	—	—	2,414	—	—	604	3,018
Cash dividends declared ($0.11 per share)	—	—	—	—	—	(6,787)	—	—	(6,787)
Net income	—	—	—	—	—	31,425	—	10,095	41,520
Balance at September 30, 2022	60,719	$607	15,159	$—	$307,698	$237,551	$(1,617)	$131,411	$675,650
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	60,903	$609	14,978	$—	$310,528	$261,764	$(984)	$138,528	$710,445
Issuances of common stock	3,352	34	—	—	143,302	—	—	26,033	169,369
Member distributions	—	—	—	—	—	—	—	(13,926)	(13,926)
Effect of CC Unit redemptions	872	9	(872)	—	11,773	—	—	(11,782)	—
Tax impact of equity transactions	—	—	—	—	(10,979)	—	—	16,726	5,747
Equity award vestings	200	2	—	—	(3,071)	—	—	(1,371)	(4,440)
Other comprehensive loss	—	—	—	—	—	—	(663)	(149)	(812)
Share repurchases	(4)	—	—	—	(137)	—	—	(22)	(159)
Stock-based compensation	—	—	—	—	10,886	—	—	2,484	13,370
Cash dividends declared ($0.34 per share)	—	—	—	—	—	(22,289)	—	—	(22,289)
Net income	—	—	—	—	—	120,224	—	32,542	152,766
Balance at September 30, 2023	65,323	$654	14,106	$—	$462,302	$359,699	$(1,647)	$189,063	$1,010,071

Balance at December 31, 2021	59,035	$590	16,674	$—	$289,600	$178,446	$8	$126,389	$595,033
Member distributions	—	—	—	—	—	—	—	(8,007)	(8,007)
Effect of CW Unit redemptions	1,515	15	(1,515)	—	12,039	—	—	(12,054)	—
Tax impact of equity transactions	—	—	—	—	2,931	—	—	—	2,931
Equity award vestings	169	2	—	—	(3,258)	—	—	(1,238)	(4,494)
Other comprehensive loss	—	—	—	—	—	—	(1,625)	(525)	(2,150)
Stock-based compensation	—	—	—	—	6,386	—	—	1,648	8,034
Cash dividends declared ($0.33 per share)	—	—	—	—	—	(20,080)	—	—	(20,080)
Net income	—	—	—	—	—	79,185	—	25,198	104,383
Balance at September 30, 2022	60,719	$607	15,159	$—	$307,698	$237,551	$(1,617)	$131,411	$675,650
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$152,766	$104,383
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	50,180	25,991
Deferred financing cost amortization	4,187	133
Stock-based compensation	13,526	8,034
Provision for expected credit losses	2,153	224
Inventory obsolescence	3,569	1,642
Gain on disposal of assets	(1,999)	(470)
Deferred income taxes	10,723	19,230
Change in fair value of earn-out liability	12,932	—
Gain from revaluation of liability related to tax receivable agreement	(3,683)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(12,637)	(42,906)
Inventories	45,377	(45,545)
Prepaid expenses and other assets	(7,321)	(4,265)
Accounts payable	2,733	20,537
Accrued expenses and other liabilities	2,986	3,293
Payments pursuant to tax receivable agreement	(26,890)	(11,666)
Net cash provided by operating activities	248,602	78,605
Cash flows from investing activities
Acquisition of a business, net of cash and cash equivalents acquired	(616,189)	—
Capital expenditures and other	(33,400)	(21,197)
Proceeds from sales of assets	4,347	1,701
Net cash used in investing activities	(645,242)	(19,496)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	155,000	—
Repayments of borrowings of long-term debt	(155,000)	—
Net proceeds from the issuance of Class A common stock	169,878	—
Payments of deferred financing costs	(6,857)	(165)
Payments on finance leases	(5,579)	(4,505)
Dividends paid to Class A common stock shareholders	(22,266)	(20,015)
Distributions to members	(13,926)	(8,007)
Repurchases of shares	(4,599)	(4,495)
Net cash provided by (used in) financing activities	116,651	(37,187)
Effect of exchange rate changes on cash and cash equivalents	(800)	(2,968)
Net increase (decrease) in cash and cash equivalents	(280,789)	18,954
Cash and cash equivalents, beginning of period	344,527	301,669
Cash and cash equivalents, end of period	$63,738	$320,623

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$19,464	$3,762
Cash paid for interest	$5,150	$801
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new lease obligations	$10,210	$10,707
Property and equipment in accounts payable	$1,758	$1,582
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
On February 28, 2023, Cactus Inc. through one of its subsidiaries, completed the merger of the FlexSteel business (the “Merger”) through a merger with HighRidge Resources, Inc. and its subsidiaries (“HighRidge”). On February 27, 2023, in order to facilitate the Merger with HighRidge, an internal reorganization was completed in which Cactus Companies acquired all of the outstanding units representing ownership interests in Cactus Wellhead, LLC (“Cactus LLC”), the operating subsidiary of Cactus Inc. (the “CC Reorganization”). The purpose of the Merger was to effect the acquisition of the operations of FlexSteel Holdings, Inc. and its subsidiaries. FlexSteel Holdings, Inc. was a wholly-owned subsidiary of HighRidge prior to the Merger and was converted into a limited liability company, contributed from HighRidge to Cactus Companies as part of the CC Reorganization and is now named FlexSteel Holdings, LLC (“FlexSteel”). The results of operations of FlexSteel have been reflected in our accompanying condensed consolidated financial statements from the closing date of the acquisition through September 30, 2023. See Note 2 for additional information related to the acquisition.
Following the acquisition of FlexSteel, we now operate in two business segments: Pressure Control and Spoolable Technologies.
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
2.FlexSteel Acquisition
On February 28, 2023 (the “acquisition date”), we completed the acquisition of FlexSteel in accordance with the terms and conditions of the merger agreement dated December 30, 2022. Including final adjustments for closing working capital, cash on hand and indebtedness adjustments as set forth in the merger agreement, we paid total cash consideration of $621.5 million. There is also a potential future earn-out payment of up to $75.0 million to be paid no later than the third quarter of 2024, if certain revenue growth targets are met by FlexSteel. We funded the upfront purchase price using a combination of $165.6 million of net proceeds received from the public offering of shares of our Class A common stock completed in January 2023, borrowings under the Amended ABL Credit Facility (as defined in Note 7) totaling $155.0 million and available cash on hand at the time of closing.
We believe this acquisition enhances Cactus’ position as a premier manufacturer and provider of highly engineered equipment to the oil and gas exploration and production (“E&P”) industry and provides meaningful growth potential for Cactus. We also believe FlexSteel’s products are highly complementary to Cactus’ equipment as it expands our exposure to our customers’ operations from production trees to transportation of oil, gas and other liquids as well as to additional customers operating in the midstream area. The acquisition is being accounted for using the acquisition method of accounting, with Cactus being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities are recorded at their respective fair values as of the acquisition date. The transaction was treated as a purchase of stock for United States federal income tax purposes. In connection with the acquisition, we incurred approximately $7.5 million of transaction costs for the nine months ended September 30, 2023 required to effect the transaction and incurred an additional $4.4 million in costs related to the reporting of and accounting for the transaction. These fees primarily related to legal, accounting and consulting fees and are included in selling, general and administrative (“SG&A”) expenses in the consolidated statements of income.
Purchase Price Consideration
The final purchase price consideration for the acquisition is $627.5 million and is summarized as follows:

Purchase Price Consideration
Cash consideration	$621,505
Add: Contingent consideration (1)	5,960
Fair value of consideration transferred	$627,465
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
Changes in the fair value of the earn-out liability subsequent to the acquisition date are recognized in the consolidated statements of income. As of September 30, 2023, the estimated fair value of the earn-out payment increased to $18.9 million. The increase is based on the revised forecast for the period January 1, 2023 through June 30, 2024, reflecting improvements in FlexSteel’s revenues as compared to projections made at the time of the acquisition. See further discussion of the calculation of fair value of the earn-out liability in Note 12.
Preliminary Purchase Price Allocation
The following table provides the preliminary allocation of the purchase price as of the acquisition date. The goodwill reflected below decreased $0.6 million from the original preliminary purchase price allocation as a result of measurement period adjustments, primarily related to changes in cash consideration upon finalization of the closing net working capital and the resulting updates to deferred tax liabilities, partially offset by valuation adjustments to inventories and property and equipment.

Cash and cash equivalents	$5,316
Receivables	57,747
Inventories	91,746
Prepaid expenses and other current assets	1,283
Property and equipment	208,955
Operating lease right-of-use assets	1,021
Identifiable intangible assets	200,300
Other noncurrent assets	5,666
Total assets acquired	572,034
Accounts payable	(14,789)
Accrued expenses and other current liabilities	(26,827)
Finance lease obligations	(974)
Operating lease liabilities	(906)
Deferred tax liabilities	(93,972)
Total liabilities assumed	(137,468)

Net assets acquired	434,566

Goodwill	$192,899
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
The purchase price allocation is preliminary and could be revised as a result of additional information obtained regarding assets acquired and liabilities assumed and revisions of preliminary estimates of fair values including, but not limited to, certain tangible assets acquired and liabilities assumed, contractual relationships, intangible assets, certain working capital items, deferred income taxes and residual goodwill. The purchase price allocation will be finalized within the measurement period of up to one year from the acquisition date.

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
Pro forma financial information
From acquisition date through September 30, 2023, FlexSteel produced revenue of $245.8 million and net income of $34.1 million. The pro forma financial information below represents the combined results of operations for the nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022, as if the acquisition had occurred as of January 1, 2022. The unaudited pro forma combined financial information includes, where applicable, adjustments for additional amortization expense related to the fair value step-up of intangible assets, additional inventory fair value step-up expense, additional depreciation expense associated with adjusting property and equipment to fair value, changes to align accounting policies, decreases in interest expense due to modification of borrowings in conjunction with the acquisition and associated tax-related impacts of adjustments. These pro forma adjustments are based on available information as of the date hereof and upon assumptions that we believe are reasonable to reflect the impact of the FlexSteel acquisition on our historical financial information on a supplemental pro forma basis. Adjustments do not include the elimination of transaction-related costs incurred or any costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2023	2022
Revenues	$274,855	$875,473	$765,847
Net Income attributable to Cactus, Inc.	33,885	132,026	83,224
3.Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas E&P companies located in the U.S. Our receivables are short-term in nature and typically due in 30 to 60 days. We do not accrue interest on delinquent receivables. Accounts receivable includes amounts billed and currently due from customers and unbilled amounts for products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of September 30, 2023 and December 31, 2022 was $36.6 million and $34.9 million, respectively.
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

	Balance at Beginning of Period	Expense	Write off	Translation Adjustments	Balance at End of Period
Nine Months Ended September 30, 2023	$1,060	$2,153	$(16)	$(10)	$3,187
Nine Months Ended September 30, 2022	741	224	(63)	(1)	901

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

	September 30, 2023	December 31, 2022
Raw materials	$23,144	$3,150
Work-in-progress	11,500	5,444
Finished goods	168,873	152,689
	$203,517	$161,283
5.Property and Equipment, net
Property and equipment are stated at cost. We manufacture or construct most of our Pressure Control rental equipment assets. During the manufacture of these assets, they are reflected as construction in progress until complete. Property and equipment consists of the following:

	September 30, 2023	December 31, 2022
Land	$16,442	$5,302
Buildings and improvements	131,960	25,480
Machinery and equipment	127,701	57,883
Reels and skids	18,028	—
Vehicles	35,319	29,045
Rental equipment	215,581	194,088
Furniture and fixtures	1,905	1,759
Computers and software	3,889	3,068
Gross property and equipment	550,825	316,625
Less: Accumulated depreciation	(222,998)	(200,573)
Net property and equipment	327,827	116,052
Construction in progress	17,395	13,946
Total property and equipment, net	$345,222	$129,998
6.Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price paid over the fair value of the net assets of acquired businesses. Goodwill is not amortized, but we evaluate at least annually whether it is impaired. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. We conduct our annual assessment of the recoverability of goodwill as of December 31 of each year and more frequently if events and circumstances indicate that goodwill might be impaired. The change in carrying value of goodwill allocated to our reportable segments during the nine months ended September 30, 2023 was as follows:

	Pressure Control	Spoolable Technologies	Total
Balance at December 31, 2022	$7,824	$—	$7,824
FlexSteel acquisition	—	192,899	192,899
Balance at September 30, 2023	$7,824	$192,899	$200,723

The following table presents the detail of acquired intangible assets other than goodwill as of September 30, 2023:

	Gross Cost	Accumulated Amortization	Net Cost
Customer relationships	$100,300	$(3,901)	$96,399
Developed technology	77,000	(4,492)	72,508
Tradename	16,000	(933)	15,067
Backlog	7,000	(7,000)	—
Total	$200,300	$(16,326)	$183,974
All intangible assets are amortized over their estimated useful lives. The weighted average amortization period for identifiable intangible assets acquired is 12 years. Amortization expense recognized during the three and nine months ended September 30, 2023 was $4.0 million and $16.3 million, respectively, and was recorded in SG&A expenses in the consolidated statements of income. Estimated future amortization expense is as follows:

Remainder of 2023	$3,997
2024	15,987
2025	15,987
2026	15,987
2027	15,987
2028	15,987
Thereafter	100,042
Total	$183,974
7.Debt
We had no debt outstanding as of September 30, 2023 and December 31, 2022. We had $1.5 million in letters of credit outstanding as of September 30, 2023.
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
On February 28, 2023, in connection with the Merger, Cactus Companies assumed the rights and obligations of Cactus LLC as Borrower under the ABL Credit Facility, and the ABL Credit Facility was amended and restated in its entirety (the “Amended ABL Credit Facility”). The Amended ABL Credit Facility provides for a term loan of $125.0 million and up to $225.0 million in revolving commitments, of which $20.0 million is available for the issuance of letters of credit. Subject to certain terms and conditions set forth in the Amended ABL Credit Facility, Cactus Companies may request additional revolving commitments in an amount not to exceed $50.0 million, for a total of up to $275.0 million in revolving commitments. The term loan under the Amended ABL Credit Facility was set to mature on February 27, 2026 and any revolving loans under the Amended ABL Credit Facility mature on July 26, 2027. The maximum amount that Cactus Companies may borrow under the Amended ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments.
We borrowed the full $125.0 million term loan amount and $30.0 million as a revolving loan at closing of the Amended ABL Credit Facility to fund a portion of the Merger. The term loan was required to be repaid in regular set amounts starting July 1, 2023 as set forth in the amortization schedule in the Amended ABL Credit Facility and could be prepaid without the payment of any prepayment premium (other than customary breakage costs for Term Benchmark (as defined below) borrowings). We began making discretionary prepayments on the term loan in April 2023 and continued to make payments until the entire $155.0 million we borrowed was repaid in July 2023.
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
The Amended ABL Credit Facility contains various covenants and restrictive provisions that limit Cactus Companies’ and each of its subsidiaries’ ability to, among other things, incur additional indebtedness and create liens, make investments or loans, merge or consolidate with other companies, sell assets, make certain restricted payments and distributions, and engage in transactions with affiliates. The obligations under the Amended ABL Credit Facility are guaranteed by certain subsidiaries of Cactus Companies and secured by a security interest in accounts receivable, inventory, equipment and certain other real and personal property assets of Cactus Companies and the guarantors. Until the term loan was paid in full, the Amended ABL Credit Facility required Cactus Companies to maintain a leverage ratio no greater than 2.50 to 1.00 based on the ratio of Total Indebtedness (as defined therein) to EBITDA (as defined therein). The Amended ABL Credit Facility requires Cactus Companies to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 based on the ratio of EBITDA (as defined therein) minus Unfinanced Capital Expenditures (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the Amended ABL Credit Facility is under certain levels. If Cactus Companies fails to perform its obligations under the Amended ABL Credit Facility, (i) the revolving commitments under the Amended ABL Credit Facility could be terminated, (ii) any outstanding borrowings under the Amended ABL Credit Facility may be declared immediately due and payable, and (iii) the lenders may commence foreclosure or other actions against the collateral. We were in compliance with all covenants under the Amended ABL Credit Facility as of September 30, 2023.
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
We disaggregate revenue into three categories: product revenues, rental revenues and field service and other revenues. We have predominately domestic operations with a small amount of sales in Australia, Canada, the Middle East and other international markets. The following table presents our revenues disaggregated by category:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Product revenue	$214,295	74%	$121,782	66%	$605,698	74%	$328,054	65%
Rental revenue	28,879	10%	27,105	15%	84,916	10%	73,143	15%
Field service and other revenue	44,696	16%	35,594	19%	131,480	16%	99,398	20%
Total revenues	$287,870	100%	$184,481	100%	$822,094	100%	$500,595	100%

At September 30, 2023, we had a deferred revenue balance of $8.6 million compared to the December 31, 2022 balance of $1.5 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of September 30, 2023, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.
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
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other expense, net. After finalizing its 2022 federal tax return in September 2023, Cactus Inc. made a $26.9 million TRA payment, which is equal to 85% of the $31.6 million 2022 tax benefit resulting from the exchange of CC Units for shares of Class A common stock. In September 2022, Cactus Inc. made an $11.7 million TRA payment based on its 2021 federal tax return. As of September 30, 2023, the total liability from the TRA was $271.1 million with $20.9 million reflected in current liabilities based on the expected timing of our next payment. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus Companies or Cactus Inc.
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
10.Equity
As of September 30, 2023, Cactus Inc. owned 82.2% of Cactus Companies as compared to 80.3% of Cactus LLC (prior to the CC Reorganization) as of December 31, 2022. As of September 30, 2023, Cactus Inc. had outstanding 65.3 million shares of Class A common stock (representing 82.2% of the total voting power) and 14.1 million shares of Class B common stock (representing 17.8% of the total voting power).
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
FlexSteel Acquisition
In conjunction with the FlexSteel acquisition, a restricted stock award of 128,150 shares of Class A common stock was issued under the Company’s long-term incentive plan to a key employee in exchange for cash consideration of $6.5 million. The shares are restricted from sale or trading and are subject to vesting requirements for one year from grant date. If the fair market value of the restricted shares is below the purchase price upon vesting, Cactus will compensate the key employee for the difference in price plus a gross-up for taxes. We are accounting for this guaranteed payment as stock compensation with liability classification and remeasure the liability to fair value at each reporting period. Compensation cost is being recognized ratably over the one-year vesting period. The liability balance is $0.7 million as of September 30, 2023 and is included in accrued expenses and other current liabilities in the consolidated balance sheets. We recognized $0.2 million of compensation expense in SG&A in the consolidated statements of income during the nine months ended September 30, 2023.
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
Redemptions of CC Units
Pursuant to the Cactus Companies LLC Agreement, holders of CC Units are entitled to redeem their CC Units, which results in additional Class A common stock outstanding. Since our IPO in February 2018, an aggregate of 46.5 million of CC Units (including CW Units prior to the CC Reorganization) and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock.
During the nine months ended September 30, 2023, 0.9 million CC Units, together with a corresponding number of shares of Class B common stock, were redeemed in exchange for Class A common stock in accordance with the Cactus Companies LLC Agreement. During the nine months ended September 30, 2022, 1.5 million CW Units, together with a corresponding number of shares of Class B common stock, were redeemed in exchange for Class A common stock in accordance with the Cactus Wellhead LLC Agreement. There was no change in the combined number of Cactus Inc. voting shares outstanding as a result of the redemptions.
Dividends
Aggregate cash dividends of $0.34 per share of Class A common stock declared during the nine months ended September 30, 2023 totaled $22.3 million compared to $0.33 per share of Class A common stock and $20.1 million during the nine months ended September 30, 2022. Cash dividends paid during the nine months ended September 30, 2023 and 2022 totaled $22.3 million and $20.0 million, respectively. Dividends accrue on unvested equity-based awards on the date of record and are paid upon vesting. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to the owners of CC Units other than Cactus Inc. for any dividends declared on our Class A common stock. See further discussion of the distributions below under “Member Distributions.”
Share Repurchase Program
On June 6, 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the nine months ended September 30, 2023, the Company purchased and retired 4,007 shares of Class A common stock for $0.2 million or $39.69 average price per share excluding commissions, under the share repurchase program. As of September 30, 2023, $149.8 million remained authorized for future repurchases of Class A common stock under the program.
Member Distributions
Distributions made by Cactus Companies are generally required to be made pro rata among all its members. For the nine months ended September 30, 2023, Cactus Companies distributed $63.1 million to Cactus Inc. to fund its dividend, TRA and estimated tax payments and made pro rata distributions to the other members totaling $13.9 million over the same period. During the nine months ended September 30, 2022, Cactus Companies distributed $31.7 million to Cactus Inc. to fund its dividend, TRA and estimated payments and made pro rata distributions to the other members totaling $8.0 million.
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
The following table sets forth our liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value at September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Earn-out liability	$—	$—	$18,892	$18,892
Put option liability	—	—	777	777
The earn-out liability related to the FlexSteel acquisition (see Note 2) is measured at fair value using Level 3 unobservable inputs at the end of each reporting period with changes in its estimated fair value recorded in earnings until the liability is settled. The fair value is determined based on the evaluation of the probability and amount of earn-out that may be achieved based on expected future performance of FlexSteel using a Monte Carlo simulation model. The Monte Carlo simulation model uses assumptions including revenue volatilities, risk free rates, credit discount rates and revenue discount rates. Significant changes in any of those assumptions could have a material effect on the estimated fair value of the earn-out payment. The following table sets forth the range of inputs for the significant assumptions utilized to determine the fair value of the earn-out payment as of September 30, 2023:

	September 30, 2023
Risk-free interest rate	5.60%	to	5.63%
Expected revenue volatility	25.20%
Revenue discount rate	10.88%	to	10.92%
Credit discount rate	10.90%	to	11.00%
The put option liability represents the guaranteed payment on restricted stock purchased in conjunction with the FlexSteel acquisition (see Note 10). This liability is measured at fair value at the end of each reporting period until the liability is settled with changes in fair value from grant date recognized ratably over the one-year vesting period. The fair value is determined using the Black-Scholes option pricing method that utilizes a selected volatility calculated based on weighting historical and implied volatility indications. As the selected volatility involves judgement and is a significant input to estimating the fair value of the put option, it is classified as a Level 3 input. Significant changes in the volatility could have a material effect on the estimated fair value of the put option liability. The following table sets forth the inputs for the significant assumptions utilized to determine the fair value of the put option liability as of September 30, 2023:

September 30, 2023
Risk-free interest rate	5.46%
Expected volatility	39.27%
Dividend yield	0.95%
The following table presents a summary of the changes in fair value of our liabilities measured using Level 3 inputs:

	Earn-out	Put Option
Opening Balance	$5,960	$510
Changes in fair value (1)	12,932	267
Balance at September 30, 2023	$18,892	$777
(1)We recognized $12.9 million of remeasurement expense associated with the change in the fair value of the earn-out liability during the nine months ended September 30, 2023. During the three months ended March 31, 2023, a $0.1 million gain was recognized in other income, net in the consolidated statements of operations. After the first quarter of 2023, the change in fair value of the earn-out liability is being presented separately as a component of operating income with $13.1 million of expense recognized during the six months ended September 30, 2023. For the put option liability, we recognized $0.2 million of expense associated with the change in fair value in SG&A in the consolidated statements of income during the nine months ended September 30, 2023.
The fair value of our foreign currency forwards was less than $0.1 million as of September 30, 2023 and was determined using market observable inputs including forward and spot prices (Level 2 inputs).
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

Financial information by business segment for the three and nine months ended September 30, 2023 and 2022 is summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Pressure Control	$182,484	$184,481	$576,273	$500,595
Spoolable Technologies	105,386	—	245,821	—
Total revenues	287,870	184,481	822,094	500,595
Operating income:
Pressure Control (1)	47,830	51,296	151,809	126,527
Spoolable Technologies	39,773	—	34,004	—
Total operating income	87,603	51,296	185,813	126,527
Interest income (expense), net	(1,372)	1,140	(6,298)	1,344
Other income, net	266	1,125	3,804	10
Income before income taxes	$86,497	$53,561	$183,319	$127,881
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
The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to Cactus Inc.—basic	$52,580	$31,425	$120,224	$79,185
Net income attributable to non-controlling interest (1)	—	—	24,874	19,686
Net income attributable to Cactus Inc.—diluted (1)	$52,580	$31,425	$145,098	$98,871
Denominator:
Weighted average Class A shares outstanding—basic	64,879	60,665	64,399	60,164
Effect of dilutive shares (2)	607	441	15,233	16,132
Weighted average Class A shares outstanding—diluted (2)	65,486	61,106	79,632	76,296

Earnings per Class A share—basic	$0.81	$0.52	$1.87	$1.32
Earnings per Class A share—diluted (1)(2)	$0.80	$0.51	$1.82	$1.30
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 26.0% for the nine months ended September 30, 2023 and 25.0% for the nine months ended September 30, 2022.
(2)Diluted earnings per share for the three months ended September 30, 2023 and 2022 excludes 14.6 million and 15.2 million, respectively, of weighted average shares of Class B common stock as the effect would be anti-dilutive.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Except as otherwise indicated or required by the context, all references in this Quarterly Report to the “Company,” “Cactus,” “we,” “us” and “our” refer to Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries, unless we state otherwise or the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, which are difficult to predict, including those described above in “Cautionary Note Regarding Forward-Looking Statements,” and in the risk factors included in “Part I, Item 1A. Risk Factors” in our 2022 Annual Report, in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and in “Part II, Item 1A. Risk Factors” of this Quarterly Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.
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
Including final adjustments for closing working capital, cash on hand and indebtedness as set forth in the merger agreement, we paid total cash consideration of approximately $621.5 million for the FlexSteel acquisition. Additionally, there is a potential future earn-out payment of up to $75 million to be paid no later than the third quarter of 2024 if certain revenue growth targets are met by FlexSteel. We believe this acquisition enhances our position as a premier manufacturer and provider of highly engineered equipment to the E&P industry and should provide meaningful growth potential. We further believe FlexSteel’s products are highly complementary to Cactus’ equipment as it expands our exposure to our customers’ operations from production trees to transportation of oil, gas and other liquids as well as to additional customers operating in the midstream area.
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
During the nine months ended September 30, 2023, we derived 74% of total revenues from the sale of our products, 10% of total revenues from rental and 16% of total revenues from field service and other. During the nine months ended September 30, 2022, we derived 65% of total revenues from the sale of our products, 15% of total revenues from rental and 20% of total revenues from field service and other. We have predominantly domestic operations with more limited operations in Australia, Canada, and the Middle East as well as sales in other international markets.
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
Recent Developments and Trends
FlexSteel Acquisition
As previously discussed, we completed the acquisition of FlexSteel on February 28, 2023. The results of operations of FlexSteel have been reflected in our accompanying condensed consolidated financial statements from the closing date of the acquisition through September 30, 2023. See Note 2 to the unaudited condensed consolidated financial statements for additional information related to the acquisition.
Oil and Natural Gas Prices
The following table summarizes average oil and natural gas prices in North America over the indicated periods as well as industry activity levels as reflected by the average number of active onshore drilling rigs during the same periods.

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
WTI Oil Price ($/bbl) (1)	$82.25	$73.54	$77.27	$98.96
Natural Gas Price ($/MMBtu) (2)	$2.59	$2.16	$2.46	$6.74
U.S. Land Drilling Rigs (3)	627	698	689	688

(1) EIA Cushing, OK WTI (“West Texas Intermediate”) spot price.
(2) EIA Henry Hub Natural Gas spot price per million British Thermal Unit (“MMBtu”).
(3) Baker Hughes.
As expected, drilling and completion activity levels declined in the third quarter of 2023. The average number of U.S. land drilling rigs decreased by 17% from the fourth quarter of 2022 with most of the reductions occurring in the third quarter of 2023. Oil prices rose 12% in the third quarter compared to the second quarter of 2023 as global oil demand remained strong and concerns regarding tightening supply emerged due to continued OPEC+ production cuts. The recent conflict in the Middle East has resulted in some volatility in oil prices due to concerns regarding the potential impact on global oil supplies. Natural gas prices have also risen since the second quarter of 2023 primarily due to declining drilling activity and moderating storage surplus.

Barring any significant developments in the Middle East, we believe oil and natural gas activity levels in the fourth quarter of 2023 will display a modest recovery compared with the third quarter.
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
Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended
	September 30, 2023	June 30, 2023	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$182,484	$199,134	$(16,650)	(8.4)%
Spoolable Technologies	105,386	106,685	(1,299)	(1.2)
Total revenues	287,870	305,819	(17,949)	(5.9)
Operating income
Pressure Control	47,830	54,540	(6,710)	(12.3)
Spoolable Technologies	39,773	(6,018)	45,791	nm
Total operating income	87,603	48,522	39,081	80.5

Interest expense, net	(1,372)	(5,928)	4,556	(76.9)
Other income, net	266	—	266	nm
Income before income taxes	86,497	42,594	43,903	nm
Income tax expense	18,478	10,135	8,343	82.3%
Net income	68,019	32,459	35,560	nm
Less: net income attributable to non-controlling interest	15,439	7,709	7,730	nm
Net income attributable to Cactus Inc.	$52,580	$24,750	$27,830	nm
nm = not meaningful

Pressure Control. Pressure Control revenue for the third quarter of 2023 was $182.5 million, a decrease of $16.7 million, or 8.4%, from $199.1 million for the second quarter of 2023 primarily due to decreased sales of wellhead and production related equipment and related field services resulting from reduced activity offset slightly by higher rental revenues. Pressure Control operating income of $47.8 million for the third quarter of 2023 decreased $6.7 million, or 12.3% from the second quarter of 2023. The decreased revenues and associated gross margins related to equipment sales and field services were offset by higher gross margins associated with rentals driven by higher revenue and lower depreciation expense on our rental fleet. Selling, general and administrative expenses (“SG&A”) decreased approximately $2.0 million from the second quarter primarily due to lower bad debt expense, professional fees, stock-based compensation expense and annual incentive bonus accruals.
Spoolable Technologies. Spoolable Technologies revenue for the third quarter of 2023 was $105.4 million, a decrease of $1.3 million from the second quarter of 2023. Total operating income for Spoolable Technologies for the third quarter of 2023 was $39.8 million compared to an operating loss of $6.0 million for the second quarter of 2023. The improvement in operating income was mainly due to recognition of a gain of $5.1 million for the change in fair value of the earn-out payment for the FlexSteel acquisition in the third quarter compared to an $18.1 million loss in the second quarter. Additional increases in operating income from the second quarter were due to a $19.3 million decrease in inventory step-up expense and a $4.7 million reduction in intangible amortization expense.
Interest expense, net. Interest expense, net was $1.4 million for the third quarter of 2023 compared to $5.9 million for the second quarter of 2023. The decrease in interest expense from the second quarter was the result of our repayment of $55.0 million under the Amended ABL Credit Facility in July 2023, reducing our total bank debt outstanding to zero.
Other income, net. Other income, net of $0.3 million for the third quarter of 2023 represented non-cash adjustments for the revaluation of the liability related to the tax receivable agreement as a result of changes to the state tax rate.
Income tax expense. Income tax expense for the third quarter of 2023 was $18.5 million compared to $10.1 million for the second quarter of 2023. The increase in income tax expense from the second quarter was primarily due to an increase in operating income quarter over quarter. Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus Companies. Income allocated to the non-controlling interest is only taxable to the non-controlling interest.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table presents summary consolidated operating results for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$576,273	$500,595	$75,678	15.1%
Spoolable Technologies	245,821	—	245,821	nm
Total revenues	822,094	500,595	321,499	64.2
Operating income
Pressure Control	151,809	126,527	25,282	20.0
Spoolable Technologies	34,004	—	34,004	nm
Total operating income	185,813	126,527	59,286	46.9

Interest income (expense), net	(6,298)	1,344	(7,642)	nm
Other income, net	3,804	10	3,794	nm
Income before income taxes	183,319	127,881	55,438	43.4
Income tax expense	30,553	23,498	7,055	30.0
Net income	152,766	104,383	48,383	46.4
Less: net income attributable to non-controlling interest	32,542	25,198	7,344	29.1
Net income attributable to Cactus Inc.	$120,224	$79,185	$41,039	51.8%
nm = not meaningful

Pressure Control. Pressure Control revenue was $576.3 million for the first nine months of 2023, an increase of $75.7 million, or 15.1%, from $500.6 million for the first nine months of 2022. This was primarily due to higher sales of wellhead and production related equipment resulting from higher drilling and completion activity by our customers. In addition, increased rental of drilling and completion equipment and field service associated with product and rental revenues increased as a result of the abovementioned activity. Operating income of $151.8 million in the first nine months of 2023 increased $25.3 million, or 20.0%, from $126.5 million in the first nine months of 2022. The increase was primarily attributable to higher gross margins during the period due to the increased volume partially offset by higher SG&A expenses. The increase in SG&A expenses primarily related to $11.9 million of professional fees and expenses incurred in 2023 associated with the FlexSteel acquisition, higher bad debt expense and higher stock-based compensation expense.
Spoolable Technologies. Spoolable Technologies revenue of $245.8 million and operating income of $34.0 million represents FlexSteel results generated from February 28, 2023, the date of acquisition, through September 30, 2023. The results for Spoolable Technologies included approximately $13.1 million of expense related to the change in fair value of the estimated earn-out payment for the FlexSteel acquisition, $23.5 million of inventory step-up expense and $16.3 million of intangible amortization expense as well as depreciation expense of $9.9 million primarily associated with the step-up of fixed assets in connection with accounting for the purchased assets at fair value in conjunction with purchase accounting.
Interest income (expense), net. Interest expense, net was $6.3 million for the first nine months of 2023 compared to $1.3 million of interest income, net for the nine months ended September 30, 2022. Interest expense in 2023 primarily related to borrowings outstanding through July 2023 under the Amended ABL Credit Facility.
Other income, net. Other income, net for 2023 and 2022 primarily related to non-cash adjustments for the revaluation of the liability related to the tax receivable agreement as a result of changes to the state tax rate.
Income tax expense. Income tax expense for the first nine months of 2023 was $30.6 million compared to $23.5 million for the first nine months of 2022. Income tax expense for 2023 included an approximately $38.3 million expense associated with current income offset by a $12.1 million benefit associated with the release of our valuation allowance previously provided for our investment in Cactus Companies based on the determination that the deferred tax asset was realizable due to our ability to generate sufficient taxable income of the appropriate type. Additionally, we recognized $4.3 million of expense associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate, $0.5 million of expense related to the finalization of our 2022 tax returns and a $0.4 million benefit associated with permanent differences related to equity compensation. Income tax expense for 2022 included approximately $26.3 million expense associated with current income offset by a $1.7 million benefit associated with permanent differences related to equity compensation and a $1.2 million tax benefit associated with the partial valuation allowance release in conjunction with CW Unit redemptions during 2022. Partial valuation releases occur in conjunction with redemptions of CW Units (or CC Units, in the case of redemptions after the CC Reorganization) as a portion of Cactus Inc.’s deferred tax assets from its investment in Cactus LLC (or, after the CC Reorganization, its investment in Cactus Companies) becomes realizable.
Liquidity and Capital Resources
At September 30, 2023, we had $63.7 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and borrowings under our Amended ABL Credit Facility (as defined in Note 7 in the notes to the unaudited condensed consolidated financial statements). Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of September 30, 2023, we had $222.9 million of available borrowing capacity under our Amended ABL Credit Facility with no outstanding borrowings and $1.5 million in letters of credit outstanding. We were in compliance with the covenants of the Amended ABL Credit Facility as of September 30, 2023.
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
We currently estimate our net capital expenditures for the year ending December 31, 2023 will range from $35 million to $40 million. In the Pressure Control segment, capital expenditures are primarily related to rental fleet investments, the March 2023 purchase of our previously leased branch facility in Odessa, Texas, international expansion, diversification of our low cost supply chain and development of a recently-leased research and development facility in Houston, Texas. In the Spoolable Technologies segment, capital expenditures are primarily related to manufacturing plant enhancements and additional deployment equipment to facilitate installation of recent product introductions.
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
Cash Flows
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$248,602	$78,605
Net cash used in investing activities	(645,242)	(19,496)
Net cash provided by (used in) financing activities	116,651	(37,187)
Net cash provided by operating activities was $248.6 million and $78.6 million for the nine months ended September 30, 2023 and 2022, respectively. Operating cash flows for 2023 increased due to higher income and a decrease in cash outflows associated with working capital, largely related to decreased purchases of Pressure Control inventories as well as higher collections on receivable balances. These increases in operating cash flows were slightly offset by $15.7 million of additional income tax payments, higher TRA payments of $15.2 million and $4.3 million of additional interest paid in 2023 compared to 2022.
Net cash used in investing activities was $645.2 million and $19.5 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily due to cash paid to acquire FlexSteel for $621.5 million less $5.3 million in cash acquired. Additionally, our capital expenditures increased approximately $12.2 million primarily due to the $7.0 million purchase of a previously leased facility and Pressure Control rental fleet additions and enhancements. Capital expenditures for the Spoolable segment have been modest since the acquisition, totaling approximately $1.1 million through September 30, 2023. Other movements in our investing activities were related to the increase in proceeds from sales of assets of approximately $2.6 million from 2022.
Net cash provided by financing activities was $116.7 million for the nine months ended September 30, 2023 as compared to net cash used in financing activities of $37.2 million for the nine months ended September 30, 2022. The increase in net cash provided by financing activities was primarily related to certain financing activities in 2023 associated with the FlexSteel acquisition. We received approximately $169.9 million of proceeds, net of issuance costs, from issuing shares of our Class A common stock during 2023. Additionally, we received $155.0 million from total borrowings under our Amended ABL Credit Facility of which all $155.0 million has been repaid. Increased payments of $6.7 million in debt issuance costs, increased distributions to members of $5.9 million, higher dividend payments of approximately $2.3 million and $1.1 million of additional payments on finance leases partially offset the aforementioned cash inflows associated with the equity financing activities during 2023.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2022 Annual Report. Our exposure to market risk has not changed materially since December 31, 2022, other than with regard to interest rate risk as described in “Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.
As disclosed in Note 2 to the unaudited condensed consolidated financial statements, we acquired FlexSteel on February 28, 2023 and accounted for this acquisition as a business combination. FlexSteel’s total revenues constituted approximately 30% of our total consolidated revenues for the first nine months of 2023. FlexSteel’s total assets constituted approximately 51% of our total consolidated assets as of September 30, 2023. We excluded FlexSteel’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the SEC staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal controls over financial reporting for one year following the acquisition. We are in the process of implementing financial reporting controls and procedures at FlexSteel as part of our ongoing integration activities.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.   Risk Factors.
In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2022 Annual Report, and under “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and the risk factors and other cautionary statements contained in our other filings with the Securities and Exchange Commission, which could materially affect our business, results of operations, financial condition or cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition or cash flows. In addition to what was previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, there have been no material changes in our risk factors from those described in our 2022 Annual Report or our other Securities and Exchange Commission filings except as follows:
Recent conflict in the Middle East may adversely affect our business and results of operations.
Recent conflict in the Middle East has resulted in some volatility in oil prices due to concerns regarding the conflict’s impact on global oil supplies. Continued conflict or an expanded or increased level of conflict could further impact oil prices and drilling activity globally or have adverse effects on global macroeconomic conditions generally, which could have a negative impact on our business and results of operations.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 5.   Other Information.
During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cactus, Inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Cactus, Inc.

November 9, 2023	By:	/s/ Scott Bender
Date		Scott Bender Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

November 9, 2023	By:	/s/ Stephen Tadlock
Date		Stephen Tadlock Executive Vice President and Chief Executive Officer of the Spoolable Technologies segment, Chief Financial Officer and Treasurer (Principal Financial Officer)