Form 10-K
period 2023-12-31
Cactus, Inc.
filed 2024-02-29
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☑
As of June 30, 2023, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $2.7 billion.
As of February 27, 2024, the registrant had 65,322,730 shares of Class A common stock, $0.01 par value per share, and 14,033,979 shares of Class B common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10‑K (this “Annual Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Annual Report, the words “attempt,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. These forward‑looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in this Annual Report and other cautionary statements contained herein. These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
Important factors that could cause actual results to differ materially from those contained in the forward‑looking statements include, but are not limited to:
•demand for our products and services, which is affected by, among other things, the price of crude oil and natural gas;
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
•changes in inland and ocean shipping costs as well as transit times, particularly due to Red Sea-related disruptions;
•the impact of inflation, high interest rates and a possible recession;
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
•consolidation among our customers;
•laws and regulations, including environmental regulations, that may increase our costs or our customers’ costs, limit the demand for our products and services or restrict our operations;
•disruptions in political, regulatory, economic and social conditions domestically or internationally including increasing tensions and military activity throughout the Middle East;
•the severity and duration of global pandemics or other health crises, such as the outbreak of COVID-19, and the extent of their impact on our business, including employee absenteeism;
•the impact of actions taken by the Organization of Petroleum Exporting Countries and other oil and gas producing countries (“OPEC+”) affecting the supply of oil and gas;
•the impact of planned and possible future releases from and replenishments to the Strategic Petroleum Reserve;
ii

•the impact of LNG regasification and storage capacity on associated natural gas demand and potential delays in approvals of new natural gas export terminals;
•the significance of future liabilities under the Tax Receivable Agreement (the “TRA”) we entered into in connection with our initial public offering;
•a failure of our information technology infrastructure or any significant breach of security;
•potential uninsured claims and litigation against us;
•currency exchange rate fluctuations associated with our international operations;
•our ability to successfully integrate FlexSteel and realize the expected benefits of the transaction in an efficient and effective manner; and
•our ability to expand internationally.
We caution you that these forward‑looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the operation of our business. These risks include but are not limited to the risks described in this Annual Report under “Item 1A. Risk Factors.” Should one or more of the risks or uncertainties described in this Annual Report occur, or should underlying assumptions prove incorrect, our actual results could differ materially from those expressed in any forward‑looking statements.
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
iii

PART I
Item 1.     Business
General
Cactus, Inc. (“Cactus Inc.”) was incorporated on February 17, 2017 as a Delaware corporation for the purpose of completing an initial public offering of equity, which was completed on February 12, 2018 (our “IPO”). We began operating in August 2011 following the formation of Cactus Wellhead, LLC (“Cactus LLC”) in part by Scott Bender and Joel Bender, who have owned or operated wellhead manufacturing businesses since the late 1970s.
Cactus Inc. and its consolidated subsidiaries (the “Company,” “we,” “us,” “our” and “Cactus”) are primarily engaged in the design, manufacture, sale and rental of highly engineered pressure control and spoolable pipe technologies. Our products are sold and rented principally for onshore unconventional oil and gas wells and are utilized during the drilling, completion and production phases of our customers’ wells. We also provide field services for all of our products and rental items to assist with the installation, maintenance and handling of the equipment. Additionally, we offer repair and refurbishment services as appropriate. We operate through service centers and pipe yards located in the United States, Canada and Australia. We also provide rental and service operations in the Middle East and other select international markets. We also have manufacturing and production facilities in Bossier City, Louisiana, Baytown, Texas and Suzhou, China. Our corporate headquarters are located in Houston, Texas.
FlexSteel Acquisition
On February 28, 2023, we completed the acquisition of the FlexSteel business (the “Merger”) through a merger with HighRidge Resources, Inc. and its subsidiaries (“HighRidge”). The purpose of the Merger was to effect the acquisition of the operations of FlexSteel Holdings, Inc. and its subsidiaries. We completed the acquisition on a cash-free, debt-free basis and paid total cash consideration of $621.5 million which included final adjustments for closing working capital, cash on hand and indebtedness adjustments as set forth in the related merger agreement (the “Merger Agreement”). In addition to the upfront consideration, there is a potential future earn-out payment of up to $75 million to be paid no later than the third quarter of 2024, if certain revenue growth targets are met by the FlexSteel business. We funded the upfront purchase price using a combination of $165.6 million of net proceeds received from a public offering of shares of our Class A common stock completed in January 2023, borrowings under the Amended ABL Credit Facility (as defined in Note 6 in the notes to the Consolidated Financial Statements) totaling $155.0 million and available cash on hand. See Note 3 in the notes to the Consolidated Financial Statements for additional information related to the acquisition.
CC Reorganization and Current Ownership Structure
On February 27, 2023, in order to facilitate the Merger with HighRidge, an internal reorganization (the “CC Reorganization”) was completed in which Cactus Companies, LLC (“Cactus Companies”), a wholly-owned subsidiary of Cactus Inc., acquired all of the outstanding units representing limited liability ownership interests in Cactus LLC (“CW Units”), the operating subsidiary of Cactus Inc., in exchange for an equal number of units representing limited liability company interests in Cactus Companies (“CC Units”). Subsequent to the Merger, FlexSteel Holdings, Inc. was converted into a limited liability company and is now named FlexSteel Holdings, LLC (“FlexSteel”). Cactus Inc. contributed HighRidge to Cactus Acquisitions LLC (“Cactus Acquisitions”), a newly created entity, whereby HighRidge was converted into a limited liability company. Lastly, Cactus Acquisitions contributed FlexSteel to Cactus Companies.
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

From the completion of our IPO until the CC Reorganization, pursuant to the Cactus Wellhead LLC Agreement, owners of CW Units were entitled to redeem their CW Units for shares of Cactus Inc.’s Class A common stock, par value $0.01 per share (“Class A common stock”) on a one-for-one basis, which would have resulted in a corresponding increase in Cactus Inc.’s membership interest in Cactus LLC and an increase in the number of shares of Class A common stock outstanding. After the CC Reorganization, we refer to the owners of CC Units, other than Cactus Inc. (along with their permitted transferees), as “CC Unit Holders.” From the completion of our IPO until the CC Reorganization, CW Unit Holders owned one share of our Class B common stock, par value $0.01 per share (“Class B common stock”) for each CW Unit such CW Unit Holder owned and, upon the completion of the CC Reorganization, such CW Unit Holders ceased to be holders of CW Units and, instead, became holders of a number of CC Units equal to the number of CW Units such CW Unit Holders held immediately prior to the completion of the CC Reorganization. Following the completion of the CC Reorganization, CC Unit Holders own one share of our Class B common stock for each CC Unit such CC Unit Holder owns and Cactus Companies is the sole member of Cactus LLC. Pursuant to the Cactus Companies LLC Agreement, owners of CC Units are entitled to redeem their CC Units for shares of Cactus Inc.’s Class A common stock on a one-for-one basis, which would result in a corresponding increase in Cactus Inc.’s membership interest in Cactus Companies and an increase in the number of shares of Class A common stock outstanding.
Since our IPO, 46.5 million CC Units (including CW Units prior to the CC Reorganization) and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock. Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our amended and restated certificate of incorporation. Cactus WH Enterprises, LLC (“Cactus WH Enterprises”) is the largest CC Unit Holder. Cactus WH Enterprises is a Delaware limited liability company owned by Scott Bender, Joel Bender, Steven Bender and certain other employees. As of December 31, 2023, Cactus Inc. owned 82.3% and CC Unit Holders owned 17.7% of Cactus Companies, which was based on 65.4 million shares of Class A common stock issued and outstanding and 14.0 million shares of Class B common stock issued and outstanding. Cactus WH Enterprises held approximately 15.8% of our voting power as of December 31, 2023.
The following diagram indicates our simplified ownership structure as of December 31, 2023:

Our Products and Services
Following the acquisition of FlexSteel, we have two operating segments consisting of Pressure Control and Spoolable Technologies. See discussion below of each operating segment.
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
We operate through service centers in the United States, which are strategically located in the key oil and gas producing regions, and in Eastern Australia. These service centers support our field services and provide equipment assembly and repair services. We also provide rental and service operations in the Middle East. Pressure Control manufacturing and production facilities are located in Bossier City, Louisiana and Suzhou, China.
Demand for our product sales in the Pressure Control segment is driven primarily by the number of new wells drilled, as each new well requires a wellhead and, after the completion phase, a production tree. Demand for our rental items is driven primarily by the number of well completions as we rent frac trees to oil and gas operators to assist in hydraulic fracturing. To a lesser extent, rental demand is also driven by drilling activity as we rent tools used in the installation of wellheads. Field service and other revenues are closely correlated with revenues from product sales and rentals, as items sold or rented almost always have an associated service component.
Spoolable Technologies
The Spoolable Technologies segment designs, manufactures, and sells spoolable pipe and associated end fittings under the FlexSteel brand. Our customers use these products primarily as production, gathering and takeaway pipelines to transport oil, gas or other liquids. In addition, we also provide field services and rental items to assist our customers with the installation of these products. We support our field service operations through service centers and pipe yards located in oil and gas regions throughout the United States and Western Canada. We also provide equipment and services in select international markets. The Spoolable Technologies manufacturing facility is located in Baytown, Texas.
Demand for our product sales in the Spoolable Technologies segment is driven primarily by the number of wells being placed into production after the completions phase as customers use our spoolable pipe and associated fittings to bring wells more rapidly onto production. Rental and field service and other revenues are closely correlated with revenues from product sales, as items sold usually have an associated rental and service component.
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
For the year ended December 31, 2023, we derived 74% of our total revenues from the sale of our products, 10% from rentals and 16% from field service and other. In 2022, we derived 66% of our total revenues from the sale of our products, 14% from rentals and 20% from field service and other. In 2021, we derived 64% of our total revenues from the sale of our products, 14% from rentals and 22% from field service and other. We have predominantly domestic operations and sales but also generate revenues in Australia, Canada and other select international markets.
Most of our sales are made on a call out basis pursuant to agreements, wherein our clients provide delivery instructions for goods and/or services as their operations require. Such goods and services are most often priced in accordance with a preapproved price list. The actual pricing of our products and services is impacted by a number of factors including competitive pricing pressure, the value perceived by our customers, the level of utilized capacity in the oil service sector, cost of manufacturing the product, cost of providing the service and general market conditions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments and Trends” for a discussion of trends in market demand.

Costs of Conducting Our Business
The principal elements of cost of sales for our products are the direct and indirect costs to manufacture and supply our products, including labor, materials, machine time, tariffs and duties, freight and lease expenses related to our facilities. The principal elements of cost of sales for rentals are the direct and indirect costs of manufacturing and supplying rental equipment, including depreciation, repairs specifically performed on such rental equipment and freight. The principal elements of cost of sales for field service and other are labor, equipment depreciation and repair, equipment and vehicle lease expenses, fuel and supplies. Selling, general and administrative expenses (“SG&A”) are comprised of costs such as sales and marketing, engineering and product development, general corporate overhead, business development, compensation, employment benefits, insurance, information technology, safety and environmental, legal and professional.
Suppliers and Raw Materials
Forgings, castings, tube and bar stock represent the principal raw materials used in the manufacture of our Pressure Control products and rental equipment. In addition, we require accessory items (such as elastomers, ring gaskets, studs and nuts) and machined components. The principal raw materials used by our Spoolable Technologies segment include tube, bar stock, steel strip and high density polyethylene. We purchase a majority of our raw materials from vendors primarily located in the United States, China, India, Australia and the United Kingdom. We do not believe that we are overly dependent on any individual vendor to supply our required materials or services. The materials and services essential to our business are normally readily available and, where we use one or a few vendors as a source of any particular materials or services, we believe that we can, within a reasonable period of time, make satisfactory alternative arrangements in the event of an interruption of supply from any vendor. We believe our materials and services vendors have the capacity to meet additional demand should we require it, although at potentially higher costs and with extended deliveries.
Manufacturing
Our manufacturing and production facilities within our Pressure Control operating segment are located in Bossier City, Louisiana and Suzhou, China. Although both facilities can produce our full range of products, our Bossier City facility has advanced production capabilities and is designed to support time-sensitive and rapid turnaround of made-to-order equipment, while our facility in China is optimized for longer lead time orders and outsources its machining requirements. The facilities are licensed to the latest American Petroleum Institute (“API”) 6A specification for wellheads and valves and API Q1 and ISO 9001:2015 quality management systems. The Bossier City facility also has the ability to perform frac rental equipment remanufacturing. Our production facility in China is configured to efficiently produce our range of pressure control products and components for less time-sensitive, higher-volume orders. The Suzhou facility assembles and tests finished and semi-finished machined components before shipment to the United States, Australia and other international locations. Our Suzhou subsidiary is wholly-owned, and its facility is staffed by Cactus employees, which we believe is a key factor in sustaining high quality and dependable deliveries.
Our manufacturing facility within our Spoolable Technologies operating segment is located in Baytown, Texas. Using proprietary-designed manufacturing equipment, we produce pipe products in accordance with industry standards. Additionally, our Baytown facility utilizes advanced Computer Numeric Control machines dedicated to the precision manufacturing of the FlexSteel connectors. Our Baytown facility is licensed to the latest API 15S specification for spoolable reinforced plastic line pipe, API 17J specification for unbonded flexible pipe and adheres to certified API Q1 and ISO 9001:2015 quality management systems.
Trademarks and Patents
Trademarks are important to the marketing of our products. The Company has numerous trademarks registered with the U.S. Patent and Trademark Office as well as foreign trademark offices and has also applied for registration of several other trademarks, which are still pending. Once registered, our trademarks can be renewed every 10 years as long as we are using them in commerce. We also seek to protect our technology through the use of patents, which affords us 20 years of protection of our proprietary inventions and technology, although we do not deem patents to be critical to our success. We have been awarded U.S. patents and patents in foreign jurisdictions while still having additional patent applications pending. We also rely on trade secret protection for our confidential and proprietary information. To protect our information, we customarily enter into confidentiality agreements with our employees and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to our trade secrets.

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
Customers
We serve over 300 customers representing private operators, publicly-traded independents, majors and other companies with operations in the key U.S. oil and gas producing basins as well as in Australia, Canada, the Middle East and other international locations. One customer represented approximately 10% of total revenues during the year ended December 31, 2023. No customer represented 10% or more of our total revenues during the year ended December 31, 2022, whereas one customer represented 12% of total revenues during the year ended December 31, 2021.
Competition
The markets in which we operate are highly competitive. In the Pressure Control segment, we believe we are one of the largest suppliers of wellheads used in the United States. We compete with Vault, divisions of SLB and TechnipFMC and a large number of other companies. We believe the rental market for frac stacks and related flow control equipment is more fragmented than the wellhead product market and do not believe any individual company represents more than 20% of the U.S. market. In the Spoolable Technologies segment, we compete with companies who offer spoolable products, including Baker Hughes, Mattr, NOV and select other companies, and also companies who offer traditional steel line pipe, including Tenaris, Vallourec, and a large number of other line pipe manufacturers and distributors.
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
•the Federal Water Pollution Control Act (the “Clean Water Act”);
•the Clean Air Act;
•the Comprehensive Environmental Response, Compensation and Liability Act;
•the Resource Conservation and Recovery Act;
•the Occupational Safety and Health Act; and
•national and local environmental protection laws in Australia, China, Canada and the Middle East.

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
Licenses and Certifications. Our manufacturing facility in Bossier City, Louisiana, our production facility in Suzhou, China and our service center in Brendale, Australia are currently licensed by the API to monogram manufactured products in accordance with API 6A, 21st Edition product specification for both wellheads and valves while the quality management system is certified to API Q1, 9th Edition and ISO 9001:2015. Cactus has also developed an API Q2 program specific to our Pressure Control service business. We have and are implementing the API Q2 Quality Management System at select service locations to reduce well site non-productive time, improve service tool reliability and enhance customer satisfaction and retention.
Our manufacturing facility in Baytown, Texas also holds API licenses, allowing us to monogram our FlexSteel products in strict accordance with industry-leading standards. Specifically, we adhere to the API 15S 3rd Edition product specification for spoolable reinforced plastic line pipe and the API 17J 4th Edition product specification for unbonded flexible pipe. The FlexSteel quality management system is certified to API Q1, 9th Edition, and ISO 9001:2015. We also hold product conformity certifications for our Spoolable Technologies segment from ICONTEC, covering Latin and South American standards for API 15S and 17J, and ABNT, endorsing Brazilian production conformity to API 15S and 17J.
The API licenses and certifications expire every three years and are renewed upon successful completion of annual audits. Our current API licenses and certifications for our Pressure Control segment are published on our website under the “Quality Assurance & Control” section at www.CactusWHD.com. The current licenses and certifications for our Spoolable Technologies segment can be found under the “HSEQ” section of our FlexSteel website at www.flexsteelpipe.com. API’s standards are subject to revision, however, and there is no guarantee that future amendments or substantive changes to the standards would not require us to modify our operations or manufacturing processes to meet the new standards. Doing so may materially affect our operational costs. We also cannot guarantee that changes to the standards would not lead to the rescission of our licenses should we be unable to make the changes necessary to meet the new standards. Loss of our API licenses could materially affect demand for these products.
Hydraulic Fracturing. Most of our customers utilize hydraulic fracturing in their operations. Environmental concerns have been raised regarding the potential impact of hydraulic fracturing and the resulting wastewater disposal on underground water supplies and seismic activity. These concerns have led to several regulatory and governmental initiatives in the United States to restrict the hydraulic fracturing process, which could have an adverse impact on our customers’ completions or production activities. Although we do not conduct hydraulic fracturing, certain of our products are used in hydraulic fracturing. Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and gas production activities using hydraulic fracturing techniques. Since 2021, the Texas Railroad Commission, which regulates the state’s oil and gas industry, has suspended the use of deep wastewater disposal wells in certain areas of oil-producing counties in West Texas. The suspensions are intended to mitigate earthquakes thought to be caused by the injection of waste fluids, including saltwater, that are a byproduct of hydraulic fracturing into disposal wells. The bans require oil and gas production companies to find other options to handle the wastewater, which may include piping or trucking it longer distances to other locations not under the bans. In addition, the Texas Railroad Commission has overseen the development of well-operator-led response plans to reduce injection volumes in other portions of West Texas in order to reduce seismicity in these areas. The adoption of new laws or regulations at the federal, state, local or foreign level imposing reporting obligations on, or otherwise limiting, delaying or banning, the hydraulic fracturing process or other processes on which hydraulic fracturing and subsequent hydrocarbon production relies, such as water disposal, could make it more difficult to complete oil and natural gas wells. Further, it could increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services for which they contract, which could negatively impact demand for our products.

Climate Change. State, national and foreign governments and agencies continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases. Changes in environmental requirements related to greenhouse gases, climate change and alternative energy sources may negatively impact demand for our services. For example, oil and natural gas exploration and production may decline as a result of environmental requirements, including land use policies responsive to environmental concerns. While the United States Department of the Interior (“DOI”) announced in April 2022 that it would resume oil and gas leasing on public lands, there was an 80% reduction in the number of acres offered and an increase in the royalties companies must pay. In August 2023, the DOI proposed a scaled back offshore lease sale for certain areas in the Gulf of Mexico due to concerns related to an endangered whale population in the area. The exclusion of certain lease blocks from the sale was successfully challenged in court, and the DOI was ordered to hold the lease sale at its original scale. This decision was upheld by the U.S. Court of Appeals for the Fifth Circuit on November 14, 2023, and the sale went forward as scheduled on December 20, 2023. The topic of oil and gas leasing on public land remains politically fraught. In addition, the Biden administration has indicated that it is delaying consideration of new natural gas export terminals in the United States and to the extent that these developments or other initiatives to reform federal leasing practices result in the development of additional restrictions on drilling, limitations on the availability of leases, or restrictions on the ability to obtain required permits, it could impact our customers’ opportunities and reduce demand for our products and services in the aforementioned areas.
Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, may reduce demand for oil and natural gas and could have a negative impact on our business. Likewise, such restrictions may result in additional compliance obligations that could have a material adverse effect on our business, consolidated results of operations and consolidated financial position. In addition, our business could be impacted by initiatives to address greenhouse gases and climate change and incentives to conserve energy or use alternative energy sources. For example, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) appropriates significant federal funding for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the Inflation Reduction Act imposes the first ever federal fee on the emission of greenhouse gases (“GHG”) through a methane emissions charge. The Inflation Reduction Act amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production categories. These developments could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could reduce demand for our products and services and negatively impact our business.
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
Our insurance includes coverage for commercial general liability, damage to our real and personal property, damage to our mobile equipment, pollution liability, workers’ compensation and employer’s liability, auto liability, foreign package policy, commercial crime, fiduciary liability employment practices, cargo, excess liability, and directors and officers’ insurance. We also maintain a partially self-insured medical plan that utilizes specific and aggregate stop loss limits. Our insurance includes various coverage limitations, policy limits and deductibles or self‑insured retentions, which must be met prior to, or in conjunction with, any recovery.
Human Capital Management
As of December 31, 2023, we employed almost 1,600 people worldwide, of which over 100 were employed outside of the United States, mainly in Australia and China. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our workforce to be good. Our success is highly dependent on our ability to attract, retain and motivate a diverse population of talented employees at all levels of our organization, including the individuals who comprise our global workforce, executive officers and other key personnel. To thrive in a highly competitive industry, we have formulated essential strategies, objectives, and metrics for recruitment and retention. These factors play a significant role in our comprehensive business management approach and our high levels of retention of key managers and associates.

Recruiting. Our talent strategy prioritizes the attraction, recognition, development, and retention of high-performing individuals. To find qualified candidates, we encourage and reward employee referrals, utilize several social media platforms, participate in regional job fairs and establish partnerships with educational organizations throughout the United States. Furthermore, we collaborate with local workforce commissions to ensure that we attract a diverse and highly capable pool of candidates in all regions where we operate.
Training and Development. We are dedicated to our employees’ training and development, especially those in field, plant and branch operations. We offer extensive internal training programs that prioritize and monitor their technical and safety skills. Our internal training focuses on safety, corporate and personal responsibility, product knowledge, behavioral development and ethical conduct. Our career development plans are designed to enable individuals to acquire the necessary technical knowledge to perform their jobs with utmost safety and precision. External training courses are attended by employees with specialized skills, knowledge or certifications as needed for their ongoing success and professional development. We believe our continued focus on training and development translates into a safer work environment, opportunities to promote within the organization, improved employee morale and increased employee retention.
Diversity and Inclusion. We believe that diversity and inclusion are integral to our success and essential to fostering innovation and sustainable growth. We are dedicated to cultivating a workplace that embraces differences and ensures everyone feels valued, respected and empowered to contribute their unique perspectives. We are committed to creating and maintaining a workplace culture that is diverse, inclusive, and free from discrimination. This commitment extends across all aspects of our business, from hiring and promotion practices to employee development and supplier relationships. Our workforce comprises a diverse associate group, with approximately 14% women and approximately 46% of our workforce representing a minority population.
Compensation and Benefits. We offer comprehensive compensation and benefits programs designed to address the needs of our employees and their families. Along with competitive salaries and wages, our benefits programs (which may vary by country) include annual bonuses, retirement plans such as a 401(k) plan, healthcare and insurance benefits, health savings accounts partially funded by the Company, standard flexible spending accounts, personal legal services insurance, company-sponsored long and short term disability, accident and critical illness, paid time off, family leave, partially paid maternity and paternity leave, family care resources and employee assistance programs, among others. We also offer tuition reimbursement in certain circumstances to support our employees’ continued growth and development. Additionally, we use targeted equity-based grants with vesting conditions to facilitate the retention of key personnel.
Health and Safety. Our health and safety programs are designed around global standards with appropriate variations addressing the multiple jurisdictions and regulations, specific hazards and unique working environments of our manufacturing and production facilities, service centers and headquarters. We require each location to conduct regular safety evaluations to verify that expectations for safety program procedures and training are being met. We also engage in third-party conformity assessments of our HSE processes to determine adherence to our HSE management system and to global health and safety standards. We monitor our Occupational Safety and Health Administration Total Recordable Incident Rate (“TRIR”) to assess our operation’s health and safety performance. TRIR is defined as the number of incidents per 100 full-time employees that have resulted in a recordable injury or illness in the pertinent period. During fiscal year 2023, our Pressure Control segment reported a TRIR of 1.19, which compares to 1.35 in 2022, with no work-related fatalities in either year. Our Spoolable Technologies segment reported a TRIR of 0.98 for fiscal year 2023 with no work-related fatalities. Based on the most recent statistics available from the International Association of Drilling Contractors, our TRIR statistics are in line with the industry average.
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

Executive Officers and Directors
The following tables set forth certain information regarding our Executive Officers and Directors as of February 27, 2024:
Information About Our Executive Officers

Name	Position
Scott Bender	Chief Executive Officer, Chairman of the Board and Director
Joel Bender	President and Director
Steven Bender	Chief Operating Officer
Stephen Tadlock	Executive Vice President, Chief Executive Officer of the Spoolable Technologies segment and Treasurer
Alan Keifer	Interim Chief Financial Officer
William Marsh	Executive Vice President, General Counsel and Corporate Secretary
Donna Anderson	Vice President and Chief Accounting Officer
Information About Our Board of Directors

Name	Position
Scott Bender	Chief Executive Officer, Chairman of the Board and Director of Cactus, Inc.
Joel Bender	President and Director of Cactus, Inc.
Melissa Law	President of Global Operations for Tate & Lyle
Michael McGovern	Executive Chairman of the board of directors of Superior Energy Services, Inc.
John (Andy) O’Donnell	Former Vice President and executive officer of Baker Hughes Incorporated
Gary Rosenthal	Partner, The Sterling Group, L.P.
Bruce Rothstein	Former Member and co-founder of Cadent Energy Partners LLC
Alan Semple	Director of Teekay Corporation
Tym Tombar	Managing Director and Co-Founder of Arcadius Capital Partners
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
U.S. drilling and completion activity could be adversely affected by any significant constraints in equipment, labor or takeaway capacity in the regions in which we operate.
U.S. drilling and completion activity may be impacted by, among other things, the availability and cost of ancillary equipment and services, pipeline capacity, and material and labor shortages. Should significant changes in activity occur, there could be concerns over availability of the equipment, materials and labor required to drill and complete a well, together with the ability to move the produced oil and natural gas to market. Should significant constraints develop that materially impact the efficiency and economics of oil and gas producers, U.S. drilling and completion activity could be adversely affected. This would have an adverse impact on the demand for the products we sell and rent, which could have a material adverse effect on our business, results of operations and cash flows.
We may be unable to employ a sufficient number of skilled and qualified workers to sustain or expand our current operations.
The delivery of our products and services requires personnel with specialized skills and experience. Our ability to be productive and profitable will depend upon our ability to attract and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers is high and the cost to attract and retain qualified personnel has remained elevated. During industry downturns, skilled workers may leave the industry, reducing the availability of qualified workers when conditions improve. In addition, a significant increase in the wages paid by competing employers both within and outside of our industry could result in increases in the wage rates that we must pay. If we are not able to employ and retain skilled workers, our ability to respond quickly to customer demands or strong market conditions may inhibit our growth, which could have a material adverse effect on our business, results of operations and cash flows.
Our business is dependent on the continuing services of certain of our key managers and employees.
We depend on key personnel. The loss of key personnel could adversely impact our business. The loss of qualified employees or an inability to retain and motivate additional highly‑skilled employees required for the operation and expansion of our business could hinder our ability to successfully maintain and expand our market share. During the fourth quarter of 2023, our Chief Financial Officer (“CFO”) assumed responsibility for the Chief Executive Officer position in our Spoolable Technologies operating segment (the FlexSteel business) and was replaced with an interim CFO. While the Company intends to appoint a new CFO during 2024, the changes in executive leadership could cause disruption to our business operations.
Political, regulatory, economic and social disruptions in the countries in which we conduct business and globally could adversely affect our business or results of operations.
In addition to our facilities in the United States, we operate a production facility in China and have facilities in Australia and Canada that sell and rent equipment as well as provide parts, repair services and field services associated with installation. Additionally, we provide rental and field service operations in the Middle East. Instability and unforeseen changes in any of the markets in which we conduct business could have an adverse effect on the demand for, or supply of, our business, results of operations and cash flows.

We are dependent on a relatively small number of customers in a single industry. The loss of an important customer could adversely affect our results of operations and financial condition.
Our customers are engaged in the oil and natural gas E&P business primarily in the United States, but also in Australia, Canada, the Middle East and other select international markets. Historically, we have been dependent on a relatively small number of customers for our revenues. Our business, results of operations and financial position could be materially adversely affected if an important customer ceases to engage us for our services on favorable terms, or at all, or fails to pay or delays paying us significant amounts of our outstanding receivables. Additionally, the E&P industry has seen consolidation activity, which may continue. Changes in ownership of our customers may result in the loss of, or reduction in, business from those customers which could materially and adversely affect our business, results of operations and cash flows.
Delays in obtaining, or inability to obtain or renew, permits or authorizations by our customers for their operations could impair our business.
Our customers are required to obtain permits or authorizations from one or more governmental agencies or other third parties to perform drilling and completion activities, including hydraulic fracturing. Such permits or approvals are typically required by state agencies but can also be required by federal and local governmental agencies or other third parties. As with most permitting and authorization processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit or approval to be issued and the conditions which may be imposed in connection with the granting of the permit. In some jurisdictions, certain regulatory authorities have delayed or suspended the issuance of permits or authorizations while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. In Texas, rural water districts have begun to impose restrictions on water use and may require permits for water used in drilling and completion activities. Oil and gas leasing on public land remains politically fraught and federal land available for oil and gas leasing could be significantly reduced due to environmental and climate concerns. The effects of these developments or other initiatives to reform the federal leasing process could result in additional restrictions or limitations on the issuance of federal leases and permits for drilling on public lands. In addition, the Biden administration has indicated it is delaying consideration of new natural gas export terminals in the United States. Permitting, authorization or renewal delays, the inability to obtain new permits or the revocation of current permits could impact our customers’ operations and cause a loss of revenue and potentially have a material adverse effect on our business, results of operations and cash flows.
Competition within the oilfield services industry may adversely affect our ability to market our services.
The oilfield services industry is highly competitive and fragmented and includes numerous companies capable of competing effectively in our markets, including several large companies that possess substantially greater financial and other resources than we do. The amount of equipment available may exceed demand, which could result in active price competition. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. In addition, adverse market conditions lower demand for well servicing equipment, which results in excess equipment and lower utilization rates. If market conditions deteriorate or if adverse market conditions persist, the prices we are able to charge and utilization rates may decline. Any significant future increase in overall market capacity for the products, rental equipment or services that we offer could adversely affect our business, results of operations and cash flows.
New technology may cause us to become less competitive.
The oilfield services industry is subject to the introduction of new drilling and completions techniques and services using new technologies, some of which may be subject to patent or other intellectual property protections. Although we believe our equipment and processes currently give us a competitive advantage, as competitors and others use or develop new or comparable technologies in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to develop, implement, license or acquire certain new technologies at a substantial cost. Some of our competitors have greater financial, technical and personnel resources that may allow them to enjoy various competitive advantages in the development and implementation of new technologies. We cannot be certain that we will be able to continue to develop and implement new technologies or products. Limits on our ability to develop, bring to market, effectively use and implement new and emerging technologies may have a material adverse effect on our business, results of operations and cash flows, including a reduction in the value of assets replaced by new technologies.
Increased costs, or lack of availability, of raw materials and other components may result in increased operating expenses and adversely affect our results of operations and cash flows.
Our ability to source and transport low cost raw materials and components, such as steel, tube and bar stock, forgings and machined components is critical to our ability to successfully compete. Among other things, the conflicts in Ukraine and the Middle East may result in longer transit times, higher costs and reduced availability of raw materials and components used in our wide variety of products and systems. There is no assurance that we will be able to continue to purchase and move these materials on a timely basis or at commercially viable prices, nor can we be certain of the impact of changes to tariffs and future legislation that may impact trade with China or other countries. Further, unexpected changes in the size of regional and/or product markets, particularly for short lead‑time products, could affect our results of operations and cash flows. Should our current suppliers be unable to provide the necessary raw materials or components or otherwise fail to deliver such materials and components timely and in the quantities required, resulting delays in the provision of products or services to our customers could have a material adverse effect on our business, results of operations and cash flows. In addition, our results of operations may be adversely affected by further rising costs to the extent we are unable to recoup them from our customers.
We design, manufacture, sell, rent and install equipment that is used in oil and gas E&P activities, which may subject us to liability, including claims for personal injury, property damage and environmental contamination should such equipment fail to perform to specifications.
We provide products and systems to customers involved in oil and gas exploration, development and production. Some of our equipment is designed to operate in high‑temperature and/or high‑pressure environments, and some equipment is designed for use in hydraulic fracturing operations. We also provide parts, repair services and field services associated with installation at all of our facilities and service centers in the United States and Australia, as well as at customer sites, including sites in the Middle East. Because of applications to which our products and services are exposed, particularly those involving high pressure environments, a failure of such equipment, or a failure of our customers to maintain or operate the equipment properly, could cause damage to the equipment, damage to the property of customers and others, personal injury and environmental contamination and could lead to a variety of claims against us that could have an adverse effect on our business, results of operations and cash flows.
We indemnify our customers against certain claims and liabilities resulting or arising from our provision of goods or services to them. In addition, we rely on customer indemnifications, generally, and third‑party insurance as part of our risk mitigation strategy. However, courts may limit indemnity claims and our insurance may not be adequate to cover our liabilities. In addition, our customers may be unable to satisfy indemnification claims against them. Further, insurance companies may refuse to honor their policies, or insurance may not generally be available in the future, or if available, premiums may not be commercially justifiable. We could incur substantial liabilities and damages that are either not covered by customer indemnities or insurance or that are in excess of policy limits, or incur liability at a time when we are not able to obtain liability insurance. Such potential liabilities could have a material adverse effect on our business, results of operations and cash flows.
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
In addition to our U.S. operations, we have operations in, among other countries, China, Australia, Canada and the Middle East. Our operations outside of the United States require us to comply with numerous anti‑bribery and anti‑corruption regulations. The U.S. Foreign Corrupt Practices Act, among others, applies to us and our operations. Our policies, procedures and programs may not always protect us from reckless or criminal acts committed by our employees or agents, and severe criminal or civil sanctions may be imposed as a result of violations of these laws. We are also subject to the risks that our employees and agents outside of the United States may fail to comply with applicable laws.
In addition, we import raw materials, semi‑finished goods, and finished products into, among other countries, the United States, China, Australia, Canada and the Middle East for use in such countries or for manufacturing and/or finishing for re‑export and import into another country for use or further integration into equipment or systems. Most movement of raw materials, semi‑finished or finished products involves imports and exports. As a result, compliance with multiple trade sanctions, embargoes and import/export laws and regulations pose a constant challenge and risk to us since a portion of our business is conducted outside of the United States through our subsidiaries. Our failure to comply with these laws and regulations could materially affect our business, results of operations and cash flows.
Compliance with environmental laws and regulations may adversely affect our business and results of operations.
Environmental laws and regulations in the United States and foreign countries affect the equipment, systems and services we design, market and sell, as well as the facilities where we manufacture and produce our equipment and systems. For example, we or our products may be affected by such laws as the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Clean Water Act, the Clean Air Act and the Occupational Safety and Health Act of 1970. Further, our customers may be subject to a range of laws and regulations governing hydraulic fracturing, drilling and greenhouse gas emissions.
We are required to invest financial and managerial resources to comply with environmental laws and regulations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, or the issuance of orders enjoining operations. These laws and regulations, as well as the adoption of other new laws and regulations affecting our operations or the exploration and production and transportation of crude oil and natural gas by our customers, could adversely affect our business and operating results by increasing our costs of compliance, increasing the costs of compliance and costs of doing business for our customers, limiting the demand for our products and services or restricting our operations. Increased regulation or a move away from the use of fossil fuels caused by additional regulation could also reduce demand for our products and services.
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
Many of our customers utilize hydraulic fracturing in their operations. Environmental concerns have been raised regarding the potential impact of hydraulic fracturing on underground water supplies and seismic activity. These concerns have led to several regulatory and governmental initiatives in the United States to restrict the hydraulic fracturing process, which could have an adverse impact on our customers’ completions or production activities. Although we do not conduct hydraulic fracturing, our products are used in hydraulic fracturing. Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and gas production activities using hydraulic fracturing techniques. Since 2021, the Texas Railroad Commission, which regulates the state’s oil and gas industry, has suspended the use of deep wastewater disposal wells in certain areas of four oil-producing counties in West Texas. The suspensions are intended to mitigate earthquakes thought to be caused by the injection of waste fluids, including saltwater, that are a byproduct of hydraulic fracturing into disposal wells. The bans require oil and gas production companies to find other options to handle the wastewater, which may include piping or trucking it longer distances to other locations not under the ban. In addition, the Texas Railroad Commission has overseen the development of well-operator-led response plans to reduce injection volumes in other portions of West Texas in order to reduce seismicity in these areas. The adoption of new laws or regulations at the federal, state, local or foreign level imposing reporting obligations on, or otherwise limiting, delaying or banning, the hydraulic fracturing process or other processes on which hydraulic fracturing and subsequent hydrocarbon production relies, such as water disposal, could make it more difficult to complete oil and natural gas wells. Further, it could increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our products.
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
In addition, our business could be impacted by initiatives to address greenhouse gases and climate change and public pressure to conserve energy or use alternative energy sources. State or federal initiatives to incentivize a shift away from fossil fuels could also reduce demand for hydrocarbons. For example, the Inflation Reduction Act appropriates significant federal funding for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the Inflation Reduction Act imposes the first ever federal fee on the emission of GHG through a methane emissions charge. The Inflation Reduction Act amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production categories. These developments could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which would reduce demand for our products and services and negatively impact our business.
The global outbreak of COVID-19 had, and similar pandemics in the future may have, an adverse impact on our business and operations.
The COVID-19 pandemic negatively affected our revenues and operations. We experienced, and if another pandemic was to occur, we may experience in the future, slowdowns or temporary idling of certain of our manufacturing and service facilities due to a number of factors, including implementing additional safety measures, testing of our team members, team member absenteeism and governmental orders. A prolonged closure could have a material adverse impact on our ability to operate our business and on our results of operations. We have also experienced, and if another pandemic was to occur, we could experience, disruption and volatility in our supply chain, which has resulted, and may continue to result, in increased costs for certain goods. Outbreaks of other pandemics or contagious diseases may in the future disrupt our operations, suppliers or facilities, result in increased costs for certain goods or otherwise impact us in a manner similar to the COVID-19 pandemic.

The ongoing conflicts in various parts of the world may adversely affect our business and results of operations.
The ongoing conflicts in Ukraine and the Middle East could have adverse effects on global macroeconomic conditions which could negatively impact our business and results of operations. The conflicts are highly unpredictable and have already resulted in volatility with oil and natural gas prices worldwide. Elevated energy prices could result in higher inflation worldwide, causing economic uncertainty in the oil and natural gas markets as well as the stock market, resulting in stock price volatility, foreign currency fluctuations and supply chain disruptions. These conditions could ultimately dampen demand for our goods and services by increasing the possibility of a recession. In addition, the conflicts could lead to increased cyberattacks or could aggravate other risk factors that we identify in our public filings. Additional conflicts in other parts of the world could have similar negative impacts on our business.
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
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our amended and restated certificate of incorporation. Cactus WH Enterprises owned approximately 16% of our voting power as of December 31, 2023. This concentration of ownership may limit stockholders’ ability to affect the way we are managed or the direction of our business. The interests of Cactus WH Enterprises with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. The existence of significant stockholders may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management or limiting the ability of our other stockholders to approve transactions that they may deem to be in our best interests. Cactus WH Enterprises’ concentration of stock ownership may also adversely affect the trading price of our Class A common stock to the extent investors perceive a disadvantage in owning stock of a company with significant stockholders.
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
Subject to certain limitations and exceptions, the CC Unit Holders may cause Cactus Companies to redeem their CC Units for shares of Class A common stock (on a one‑for‑one basis, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions) and then sell those shares of Class A common stock. Additionally, we may issue additional shares of Class A common stock or convertible securities in subsequent public offerings. We had 65,322,730 outstanding shares of Class A common stock and 14,033,979 outstanding shares of Class B common stock as of February 27, 2024. The CC Unit Holders own all outstanding shares of our Class B common stock, representing approximately 18% of our total outstanding common stock.
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
Sales of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition) or secondary offerings, or the perception that such sales could occur, may adversely affect prevailing market prices of our Class A common stock.
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
If we elect to terminate the TRA early or it is terminated early due to Cactus Inc.’s failure to honor a material obligation thereunder or due to certain mergers or other changes of control, our obligations under the TRA would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the TRA (determined by applying a discount rate equivalent to the former one-year LIBOR) and such payment is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the TRA, including (i) the assumption that we have sufficient taxable income to fully utilize the tax benefits covered by the TRA and (ii) the assumption that any CC Units (other than those held by Cactus Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates.
As a result of either an early termination or a change of control, we could be required to make payments under the TRA that exceed our actual cash tax savings under the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. If the TRA were terminated as of December 31, 2023, the estimated termination payments, based on the assumptions discussed above, would have been approximately $256.8 million (calculated using a discount rate equivalent to the former one-year LIBOR, applied against an undiscounted liability of approximately $397.0 million). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the TRA.
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
We intend to operate such that Cactus Companies does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, redemptions of CC Units pursuant to the Redemption Right or our Call Right (each as defined in Note 12 in the notes to the Consolidated Financial Statements) or other transfers of CC Units could cause Cactus Companies to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that one or more such safe harbors shall apply. For example, we intend to limit the number of unit holders of Cactus Companies, and the Cactus Companies LLC Agreement, which was entered into with Cactus LLC in connection with the closing of our IPO and amended as part of the CC Reorganization, provides for limitations on the ability of CC Unit Holders to transfer their CC Units and provides us, as managing member of Cactus Companies, with the right to impose restrictions (in addition to those already in place) on the ability of unit holders of

Cactus Companies to redeem their CC Units pursuant to the Redemption Right to the extent we believe it is necessary to ensure that Cactus Companies will continue to be treated as a partnership for U.S. federal income tax purposes.
If Cactus Companies were to become a publicly traded partnership, significant tax inefficiencies might result for us and for Cactus Companies, including inefficiencies as a result of our inability to file a consolidated U.S. federal income tax return with Cactus Companies. In addition, we would no longer have the benefit of certain increases in tax basis covered under the TRA, and we would not be able to recover any payments previously made by us under the TRA, even if the corresponding tax benefits (including any claimed increase in the tax basis of Cactus Companies’ assets) were subsequently determined to have been unavailable.
Risks Related to the FlexSteel acquisition
We may not realize the anticipated benefits from the FlexSteel acquisition, and it could adversely impact our business and our operating results.
We may not be able to achieve the full potential strategic and financial benefits that we expect to achieve from the acquisition of the FlexSteel business, or such benefits may be delayed or not occur at all. If we fail to achieve some or all of the benefits expected to result from the acquisition, or if such benefits are delayed, our business could be harmed. FlexSteel’s operations are subject to many of the same risks as our historical operations. The failure of FlexSteel to achieve financial results after the closing date of the acquisition similar to those obtained in the past could adversely impact our business and our consolidated operating results.
We may experience difficulties in integrating the operations of FlexSteel into our business and in realizing the expected benefits of the Merger.
The success of the Merger will depend in part on our ability to realize the anticipated business opportunities from combining the operations of FlexSteel with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the distraction of management, the loss of key employees from either company, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the FlexSteel acquisition, and could harm our financial performance. In addition, the recent transition to new leadership in the FlexSteel business could delay or hinder our ability to achieve the anticipated benefits of the acquisition. If we are unable to successfully or timely integrate the operations of FlexSteel with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth and other anticipated benefits resulting from the acquisition, and our business, results of operations and financial condition could be materially and adversely affected.
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
In connection with the Merger, the sellers of FlexSteel gave customary representations and warranties related to FlexSteel under the Merger Agreement. We will not be able to enforce any claims against the sellers including any claims relating to breaches of such representations and warranties. The sellers’ liability with respect to breaches of their representations and warranties under the Merger Agreement is limited. To provide for coverage against certain breaches by the sellers of their representations and warranties and certain pre-closing taxes of FlexSteel, we have obtained a representation and warranty insurance policy. The policy is subject to a retention amount, exclusions, policy limits and certain other customary terms and conditions.

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
We rely on our information systems to conduct our business, and failure to protect these systems against security breaches could disrupt our business and adversely affect our results of operations.
We rely on information technology systems and networks in our operations, and those of our third-party vendors, suppliers and other business partners. Despite our implementation of security measures, our systems are vulnerable to damage from computer viruses, natural disasters, incursions by intruders or hackers, failures in hardware or software, power fluctuations, cyber terrorists and other similar disruptions. A successful cyber-attack could materially disrupt our operations or lead to unauthorized access, release or alteration of information on our systems or the systems of our service providers, vendors or customers.
Any such attack or other breach of our information technology systems—or those of our third-party service providers, suppliers or other business partners—could have a material adverse effect on our business, operating results, financial condition, our reputation or cash flows. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated, including any failure in disaster recovery plans or data backups, for us or our third-party technical managers for any reason could disrupt our business. We may be required to incur significant additional costs to remediate, modify or enhance our information technology systems or to try to prevent any such attacks.
Finally, certain cyber incidents, such as surveillance or reconnaissance, may remain undetected for an extended period. Our systems for protecting against cybersecurity risks may not be sufficient. As cyberattacks continue to evolve, including those leveraging artificial intelligence, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyberattacks. In addition, new laws and regulations governing data privacy, cybersecurity, and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.
Our business is subject to complex and evolving laws and regulations regarding privacy and data protection (“data protection laws”).
The regulatory environment relating to data privacy and protection is constantly evolving and can be subject to significant change. Laws and regulations governing data privacy and the unauthorized collection, processing or disclosure of personal information, including a growing number of U.S. state laws and regulations, such as the California Consumer Privacy Act, pose increasingly complex compliance challenges and potentially elevate our costs. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. As noted above, we are also subject to the possibility of cyber-attacks, which themselves may result in a violation of these laws. Finally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.

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
While we have several patents and others are pending, we do not have patents relating to all of our key processes and technology. If we are not able to maintain the confidentiality of our trade secrets, or if our competitors are able to replicate our technology or services, our competitive advantage could be diminished. We also cannot provide any assurance that any patents we may obtain in the future would provide us with any significant commercial benefit or would allow us to prevent our competitors from employing comparable technologies or processes. We may initiate litigation from time to time to protect and enforce our intellectual property rights. In any such litigation, a defendant may assert that our intellectual property rights are invalid or unenforceable. Third parties from time to time may also initiate litigation against us by asserting that our businesses infringe, impair, misappropriate, dilute or otherwise violate another party’s intellectual property rights. We may not prevail in any such litigation, and our intellectual property rights may be found invalid or unenforceable or our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. The results or costs of any such litigation may have an adverse effect on our business, results of operations and financial condition. Any litigation concerning intellectual property could be protracted and costly, is inherently unpredictable and could have an adverse effect on our business, regardless of its outcome.
Item 1B.   Unresolved Staff Comments
None.
Item 1C.   Cybersecurity
Risk Management and Strategy.
We depend on information systems and related technologies for internal purposes, including secure data storage, processing, and transmission, as well as in our interactions with our business associates, such as customers and suppliers. We also rely on third-party business associates, with whom we may share data and services, to defend their digital technologies and services against attack.
Managing Material Risks & Integrated Overall Risk Management
We attempt to integrate cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cyber risk awareness. We depend on various controls, policies, procedures and programs (“Risk Controls”) to manage our risks, including risks associated with our information systems. Risks and Risk Controls are included as part of our annual enterprise risk management (“ERM”) program. Our risk controls include our administrative, physical, and technical controls (“Cyber Risk Controls”). We are dependent on our Cyber Risk Controls to protect our information systems and the data that resides on or is transmitted through them. The Cyber Risk Controls are in many cases integrated with our other Risk Controls in an attempt to maximize their effectiveness.
Engaging Third Parties on Risk Management
We collaborate with our clients, vendors and other third parties to develop information systems and protect against cybersecurity threats. We engage third-party security experts for risk assessments and program enhancements.

Managing Third Party Risk
There are risks associated with the use of vendors, service providers and other third parties that provide information system services to us, process information on our behalf, or have access to our information. We evaluate third-party service providers’ cybersecurity posture and seek to mitigate risk through contractual safeguards, monitoring, and incident response plans.
Risks from Cybersecurity Incidents
While we have experienced and will likely continue to experience varying degrees of cyber incidents in the normal conduct of our business, including attacks resulting from phishing emails and ransomware infections, those incidents have not materially affected the Company’s business strategy, results of operations, or financial condition. There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect future material consequences arising from incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks do occur. However, the Company does not currently anticipate that risks from cybersecurity threats are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.
Governance.
Risk Management Personnel
Our Director of IT Infrastructure and Cybersecurity has direct responsibility for assessing, monitoring and managing risks related to cybersecurity threats in conjunction with the Vice President of Information Technology. Third party experts and/or consultants are retained to help identify, assess and monitor cybersecurity incidents and related risks. Our Director of IT Infrastructure and Cybersecurity has been in that position with the Company since 2019 and, including prior experience, has over 12 years’ experience in managing IT infrastructure, architecture and security. Our Vice President of Information Technology has been with the Company in his current position and similar roles since its inception in 2011. Prior to joining the Company, he had over 20 years’ experience in oversight of Information Technology systems including ERP systems, infrastructure, and networking.
Monitoring Cybersecurity Risks and Incidents
Our Director of IT Infrastructure and Cybersecurity meets regularly with members of our executive team to discuss and review risks related to cybersecurity. The reviews may include evaluations of risks and incidents identified by third-party providers retained to review our cyber risk as well as cybersecurity threat scenario planning. Identified risks related to cybersecurity threats may also be analyzed as part of our ERM process.
Board of Director Oversight
Our Audit Committee is responsible for oversight of our programs and procedures related to cybersecurity risk. Management provides periodic reports to the Audit Committee on cybersecurity risk. The Audit Committee reports significant findings from these reports to the full Board of Directors.

Item 2.    Properties
The following table sets forth information with respect to our current principal facilities. We believe that our facilities are suitable and adequate for our current operations.

Location	Type	Operating Segment	Own/ Lease
United States
Baytown, TX	Manufacturing Facility, Service Center and Land	Spoolable Technologies	Own
Bossier City, LA(1)	Manufacturing Facility and Service Center	Pressure Control	Lease
Bossier City, LA(1)	Manufacturing and Assembly Facilities, Warehouse and Land	Pressure Control	Own
Donora, PA	Service Center	Pressure Control	Lease
DuBois, PA(2)	Service Center	Pressure Control	Lease
Hobbs, NM	Service Center / Land	Pressure Control	Own
Hobbs, NM	Service Center	Spoolable Technologies	Lease
Houston, TX	Administrative Headquarters	N/A(3)	Lease
New Waverly, TX	Service Center / Land	Pressure Control	Own
Odessa, TX	Service Center / Land	Pressure Control	Own
Oklahoma City, OK	Service Center	Pressure Control	Lease
Pleasanton, TX	Service Center	Spoolable Technologies	Own
Pleasanton, TX(2)	Service Center	Pressure Control	Lease
Williston, ND(2)	Service Center	Pressure Control	Lease
China and Australia
Queensland, Australia	Service Centers and Offices / Land	Pressure Control	Lease
Suzhou, China	Production Facility and Offices	Pressure Control	Lease

(1)    Consists of various facilities adjacent to each other constituting our manufacturing facility, test and assembly facility, warehouse and service center.
(2)    We also own land adjacent to these facilities.
(3)    Corporate headquarters.
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
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
We have issued and outstanding two classes of common stock, Class A common stock and Class B common stock. Holders of Class B common stock own a corresponding number of CC Units which may be redeemed for shares of Class A common stock. The principal market for our Class A common stock is the New York Stock Exchange (“NYSE”), where it is traded under the symbol “WHD.” No public trading market currently exists for our Class B common stock. As of December 31, 2023, there were two holders of record of our Class A common stock. This number excludes owners for whom Class A common stock may be held in “street name.” As of December 31, 2023, there were five holders of record of our Class B common stock.
Dividends
We have paid a regular quarterly cash dividend on our Class A common stock as approved by our board of directors since December 2019. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to our CC Unit Holders for any dividends declared on our Class A common stock. We have paid quarterly dividends uninterrupted since initiation of the cash dividend program and the approved dividend per share amount has increased from the initial amount of $0.09 per share to the current amount of $0.12 per share of Class A common stock. In fiscal year 2023, the annual dividend rate for our Class A common stock was $0.46 per share compared to $0.44 per share in fiscal year 2022 and $0.38 per share in fiscal year 2021.
We currently intend to continue paying the quarterly dividend at the current levels while retaining the balance of future earnings, if any, to finance the growth of our business or repurchase shares of our Class A common stock. We would seek to increase the dividend in the future if our financial condition and results of operations permit. Our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory and contractual restrictions on our ability to pay dividends and other factors our board of directors may deem relevant.
Share Repurchase Program
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
The Inflation Reduction Act of 2022 provides for, among other things, the imposition of a 1% U.S. Federal excise tax on certain repurchases of stock by publicly traded U.S. corporations after December 31, 2022. Accordingly, this new excise tax applies to our share repurchase program. In 2023, issuances of shares exceeded share repurchases and, as such, there was no excise tax. In future years, the Company could be subject to the excise tax depending on the total shares repurchased in comparison to shares issued.
Performance Graph
The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index, the S&P Oil & Gas Equipment & Services Index and the PHLX Oil Service Index. The total shareholder return assumes $100 was invested on December 31, 2018 in Cactus Inc., the S&P 500 Index, the S&P Oil and Gas Equipment Select Industry Index and the PHLX Oil Service Index. It also assumes reinvestment of all dividends. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Cactus Inc. specifically incorporates it by reference into such filing.

$200
$150
$100
$50
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Cactus Inc.
S&P 500 Index
S&P Oil and Gas Equipment Select Industry Index
PHLX Oil Service Index

Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchase of Class A common stock during the three months ended December 31, 2023 (in whole shares). Included below are 4,225 shares purchased in the open market pursuant to a share repurchase program and 11,638 shares repurchased from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period.

Period	Total number of shares purchased	Weighted-average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum dollar value of shares that may yet be purchased under the plans or programs (2)
October 1-31, 2023	—	$—	—	$—
November 1-30, 2023	11,638	$41.30	—	$—
December 1-31, 2023	4,225	$39.87	4,225	$149,672,535
Total	15,863	$40.92	4,225	$149,672,535

(1)The average price paid per share of $40.92 was calculated excluding commissions.
(2)In June 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Purchases were made under terms intended to qualify for exemption under Rules 10b-18 and 10b5-1.
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
Market Factors
See “Item 1. Business” for information on our products and business. Demand for our products and services depends primarily upon oil and gas industry activity levels, including the number of active drilling rigs, the number of wells being drilled, the number of wells being completed and the volume of newly producing wells, among other factors. Oil and gas activity is in turn heavily influenced by, among other factors, investor sentiment, availability of capital and oil and gas prices locally and worldwide, which have historically been volatile.
Revenues generated by our Pressure Control and Spoolable Technologies operating segments are derived from three sources: products, rentals, and field service and other. Product revenues are derived from the sale of wellhead systems, production trees and spoolable pipe and fittings. Rental revenues are primarily derived from the rental of equipment used during the completion process, the repair of such equipment and the rental of equipment or tools used to install wellhead equipment or spoolable pipe. Field service and other revenues are primarily earned when we provide installation and other field services for both product sales and equipment rental.
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
We operate through service centers in the United States, which are strategically located in the key oil and gas producing regions, and in Eastern Australia. These service centers support our field services and provide equipment assembly and repair services. We also provide rental and service operations in the Middle East. Pressure Control manufacturing and production facilities are located in Bossier City, Louisiana and Suzhou, China.
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
Spoolable Technologies
The Spoolable Technologies segment designs, manufactures and sells spoolable pipe and associated end fittings under the FlexSteel brand. Our customers use these products primarily as production, gathering and takeaway pipelines to transport oil, gas or other liquids. In addition, we also provide field services and rental items to assist our customers with the installation of these products. We support our field service operations through service centers and pipe yards located in oil and gas regions throughout the United States and Western Canada. Our manufacturing facility is located in Baytown, Texas.
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
Seasonality
Our business experiences some seasonality during the fourth quarter due to holidays and customers managing their budgets as the year closes out. This can lead to lower activity in our three revenue categories as well as lower margins, particularly in field services due to lower labor utilization.

Recent Developments and Trends
Acquisition of FlexSteel
As previously discussed, we completed the acquisition of FlexSteel on February 28, 2023. The results of operations of the FlexSteel business have been reflected in our accompanying condensed consolidated financial statements from the closing date of the acquisition. See Note 3 in the notes to the Consolidated Financial Statements for additional information related to the acquisition.
Oil and Natural Gas Prices
The following table summarizes average oil and natural gas prices in North America over the indicated periods as well as industry activity levels as reflected by the average number of active onshore drilling rigs during the same periods.

	Year Ended
	December 31,
	2023	2022	2021
WTI Oil Price ($/bbl) (1)	$77.58	$94.90	$68.14
Natural Gas Price ($/MMBtu) (2)	$2.53	$6.45	$3.89
U.S. Land Drilling Rigs (3)	667	705	460

(1) U.S. Energy Information Administration (“EIA”) Cushing, OK WTI (“West Texas Intermediate”) spot price per barrel of crude oil.
(2) EIA Henry Hub Natural Gas spot price per million British Thermal Unit (“MMBtu”).
(3) Baker Hughes.
After seeing a recovery in industry activity in 2022, onshore drilling and completion activity levels steadily declined throughout 2023. The average number of U.S. land drilling rigs for 2023 decreased by 5% from 2022, with the number of rigs as of the end of 2023 at 602 rigs compared to 762 as of the end of 2022 and 570 as of the end of 2021. Oil prices declined throughout 2023 and continued to be relatively volatile, with WTI remaining above $66 per barrel all year. Natural gas prices declined approximately 60% in 2023 from 2022 primarily due to persistently high inventory levels with prices averaging $2.53 per MMBtu in 2023 compared to $6.45 per MMBtu in 2022. Although lower natural gas prices could negatively impact the oil and gas industry, most of our customers are primarily oil-focused, thus moderating the impact to demand for our products and services.
The ongoing conflicts in the Middle East and Ukraine have had repercussions globally and in the United States by continuing to cause uncertainty, not only in the oil and natural gas markets, but also in the financial markets and global supply chain. Such uncertainty could continue to result in stock price volatility and supply chain disruptions as well as higher oil and natural gas prices which could cause higher inflation worldwide, impact consumer spending and negatively impact demand for our goods and services. Additionally, militant attacks on ships in the Red Sea or elsewhere could negatively impact our ocean freight costs.
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
Following the acquisition of FlexSteel, we have two operating segments consisting of the Pressure Control segment (legacy Cactus) and the Spoolable Technologies segment (FlexSteel). Our results of operations are evaluated by the Chief Executive Officer on a consolidated basis as well as at the segment level. The performance of our operating segments is primarily evaluated based on segment operating income (in addition to other measures), which is defined as income before taxes and before interest income (expense), net, other income (expense), net and corporate and other expenses not allocated to the operating segments. Corporate and other expenses were previously included in our Pressure Control segment. The Company has recast the information for fiscal year 2022 and 2021 to align with the presentation for the year ended December 31, 2023.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table presents summary consolidated operating results for the periods indicated:

	Year Ended
	December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$756,727	$688,369	$68,358	9.9%
Spoolable Technologies	340,233	—	340,233	nm
Total revenues	1,096,960	688,369	408,591	59.4
Operating income
Pressure Control	236,934	202,650	34,284	16.9
Spoolable Technologies	62,172	—	62,172	nm
Total segment operating income	299,106	202,650	96,456	47.6
Corporate and other expenses	(34,740)	(27,902)	(6,838)	24.5
Total operating income	264,366	174,748	89,618	51.3

Interest income (expense), net	(6,480)	3,714	(10,194)	nm
Other income (expense), net	4,490	(1,910)	6,400	nm
Income before income taxes	262,376	176,552	85,824	48.6
Income tax expense	47,536	31,430	16,106	51.2
Net income	$214,840	$145,122	$69,718	48.0%
Less: net income attributable to non-controlling interest	45,669	34,948	10,721	30.7
Net income attributable to Cactus Inc.	$169,171	$110,174	$58,997	53.5%
nm = not meaningful
Pressure Control. Pressure Control revenue was $756.7 million for 2023, an increase of $68.4 million, or 10%, from $688.4 million for 2022. The increase in revenues was primarily due to higher sales of wellhead and production related equipment resulting from higher drilling and completion activity by our customers. In addition, increased rental of drilling and completion equipment and field service associated with product and rental revenues also increased as a result of higher customer activity. Operating income of $236.9 million in 2023 increased $34.3 million, or 17%, from $202.7 million in 2022. The increase was primarily attributable to higher gross margins during the period and increased volume partially offset by higher segment selling, general and administrative (“SG&A”) expenses. The increase in SG&A expenses primarily related to higher bad debt expense, travel and entertainment expenses, professional fees and hardware and software expenses.
Spoolable Technologies. Spoolable Technologies revenue of $340.2 million and operating income of $62.2 million represents FlexSteel results generated from February 28, 2023, the date of acquisition, through December 31, 2023. The results for Spoolable Technologies include the following items resulting from purchase accounting: approximately $14.9 million of expense related to the change in fair value of the estimated earn-out payment for the FlexSteel acquisition, $23.5 million of inventory step-up expense, $20.3 million of intangible amortization expense and depreciation expense of $13.8 million primarily associated with the step-up of fixed assets.
Corporate and other expenses. Corporate and other expenses for 2023 were $34.7 million, an increase of $6.8 million from $27.9 million for 2022. The increase was largely attributable to higher professional fees of $3.8 million related to transaction costs associated with the closing of and accounting for the FlexSteel acquisition. Additional increases were attributable to higher personnel costs of which the largest increase was related to stock-based compensation.
Interest income (expense), net. Interest expense, net was $6.5 million in 2023 compared to interest income, net of $3.7 million in 2022. The increase in interest expense, net of $10.2 million was primarily related to borrowings under the Amended ABL Credit Facility related to the FlexSteel acquisition.

Other income (expense), net. Other income (expense), net represents non-cash adjustments for the revaluation of the liability related to the tax receivable agreement as a result of changes to the forecasted state tax rate.
Income tax expense. Income tax expense for 2023 was $47.5 million (18.1% effective tax rate) compared to $31.4 million (17.8% effective tax rate) for 2022. Income tax expense for 2023 includes approximately $56.6 million of expense associated with current income offset by a $12.1 million benefit associated with the release of our valuation allowance previously provided for our investment in Cactus Companies based on the determination that the deferred tax asset was realizable due to our ability to generate sufficient taxable income of the appropriate type. Additionally, we recognized $4.9 million of expense associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate, $0.5 million of expense related to the finalization of our 2022 tax returns, a $1.2 million benefit associated with permanent differences related to equity compensation and a $1.2 million benefit associated with other adjustments. Income tax expense for 2022 primarily included approximately $36.4 million of expense associated with current income offset by a $1.7 million benefit associated with permanent differences related to equity compensation, a $1.7 million benefit resulting from a change in our forecasted state rate and a $1.4 million tax benefit associated with the partial valuation allowance release in conjunction with CW Unit redemptions during 2022. Partial valuation releases occur in conjunction with redemptions of CW Units (or CC Units, in the case of redemptions after the CC Reorganization) as a portion of Cactus Inc.’s deferred tax assets from its investment in Cactus LLC (or, after the CC Reorganization, its investment in Cactus Companies) becomes realizable. Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus Companies. Income allocated to the non-controlling interest is only taxable to the non-controlling interest.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table presents summary consolidated operating results for the periods indicated:

	Year Ended
	December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$688,369	$438,589	$249,780	57.0%
Spoolable Technologies	—	—	—	—
Total revenues	688,369	438,589	249,780	57.0
Operating income
Pressure Control	202,650	91,579	111,071	nm
Spoolable Technologies	—	—	—	—
Total segment operating income	202,650	91,579	111,071	nm
Corporate and other expenses	(27,902)	(16,152)	(11,750)	72.7
Total operating income	174,748	75,427	99,321	nm

Interest income (expense), net	3,714	(774)	4,488	nm
Other income (expense), net	(1,910)	492	(2,402)	nm
Income before income taxes	176,552	75,145	101,407	nm
Income tax expense	31,430	7,675	23,755	nm
Net income	$145,122	$67,470	$77,652	nm
Less: net income attributable to non-controlling interest	34,948	17,877	17,071	95.5%
Net income attributable to Cactus Inc.	$110,174	$49,593	$60,581	nm
nm = not meaningful
Pressure Control. Pressure Control revenue for 2022 was $688.4 million compared to $438.6 million for 2021. The increase of $249.8 million, representing a 57% increase from 2021 was primarily due to a $171.7 million increase in product revenues, a $38.8 million increase in rental revenues and a $39.2 million increase in field service and other revenue. These increases were the result of increased drilling and completion activity by our customers which translated into higher sales of pressure control equipment, tool and equipment rentals and related field and other ancillary services as well as certain cost recovery measures. Operating income of $202.7 million in 2022 increased $111.1 million from $91.6 million in 2021. The increase was primarily attributable to higher gross margins during the period due to increased activity partially offset by higher SG&A expenses. The increase in SG&A expenses was largely attributable to increased personnel costs primarily related to higher salaries and wages and associated taxes and benefits, higher annual incentive bonus expense and increased stock-based compensation. Additional increases in SG&A expenses from 2021 were attributable to higher information technology expenses.
Corporate and other expenses. Corporate and other expenses for 2022 were $27.9 million, an increase of $11.8 million from $16.2 million for 2021. The increase was primarily due to approximately $8.4 million of transaction costs associated with the FlexSteel acquisition. Additional increases were largely attributable to increased personnel costs as well as increased travel and entertainment expenses.
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
Liquidity and Capital Resources
At December 31, 2023, we had $133.8 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under our Amended ABL Credit Facility (as defined in Note 6 in the notes to the Consolidated Financial Statements). Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of December 31, 2023, we had no borrowings outstanding under our Amended ABL Credit Facility and $216.0 million of available borrowing capacity. We had $1.1 million in letters of credit outstanding at December 31, 2023 which reduced our available borrowing capacity. We were in compliance with the covenants of the Amended ABL Credit Facility as of December 31, 2023.
In June 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. At December 31, 2023, $149.7 million of Class A common stock could be repurchased under our share repurchase program.
We expect that our existing cash on hand, cash generated from operations and available borrowings under our Amended ABL Credit Facility will be sufficient for the next 12 months to meet our material cash requirements, including working capital requirements, debt service obligations, anticipated capital expenditures, lease obligations, repurchases of shares of our Class A common stock, expected TRA liability payments, possible earn-out payment associated with the FlexSteel acquisition, anticipated tax liabilities and dividends to holders of our Class A common stock as well as pro rata cash distributions to holders of CC Units other than Cactus Inc.
We currently estimate our net capital expenditures for the year ending December 31, 2024 will range from $45 million to $55 million, mostly related to rental fleet investments including drilling tools, international expansion, diversification of our low cost supply chain, enhancements for our Baytown, TX manufacturing plant and additional deployment equipment to facilitate installation of recent product introductions. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, available capacity in existing locations, prevailing economic conditions, market conditions in the E&P industry, customers’ forecasts, volatility and company initiatives.
For information concerning our future lease payments as of December 31, 2023, see Note 10 to our consolidated financial statements.
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
Assuming no material changes in the relevant tax law, we expect that if the TRA were terminated as of December 31, 2023, the estimated termination payments, based on the assumptions discussed in Note 11 of the notes to the Consolidated Financial Statements, would be approximately $256.8 million, calculated using a discount rate equivalent to the former one-year LIBOR, applied against an undiscounted liability of $397.0 million. A 10% increase in the price of our Class A common stock at December 31, 2023 would have increased the discounted liability by $9.0 million to $265.8 million (an undiscounted increase of $15.2 million to $412.2 million), and likewise, a 10% decrease in the price of our Class A common stock at December 31, 2023 would have decreased the discounted liability by $9.0 million to $247.8 million (an undiscounted decrease of $15.2 million to $381.8 million).
Cash Flows
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$340,280	$117,884
Net cash used in investing activities	(654,793)	(25,536)
Net cash provided by (used in) financing activities	103,275	(47,382)

Net cash provided by operating activities was $340.3 million in 2023 compared to $117.9 million in 2022. Operating cash flows increased primarily due to higher income and a decrease in cash outflows associated with working capital, largely related to decreased purchases of inventory as well as higher collections on receivable balances. These increases in operating cash flows were slightly offset by $20.5 million of additional income tax payments, higher TRA payments of $15.2 million and $4.6 million of additional interest paid in 2023 compared to 2022.

Net cash used in investing activities was $654.8 million and $25.5 million for 2023 and 2022, respectively. The increase was primarily due to cash paid to acquire FlexSteel for $621.5 million less $5.3 million in cash acquired. Additionally, our capital expenditures increased approximately $15.7 million primarily due to the $7.0 million purchase of a previously leased facility, Pressure Control rental fleet additions and enhancements and $3.0 million of capital expenditures for the Spoolable Technologies segment. Other movements in our investing activities were related to the increase in proceeds from sales of assets of approximately $2.6 million from 2022.
Net cash provided by financing activities was $103.3 million for 2023 compared to net cash used in financing activities of $47.4 million for 2022. The increase in net cash provided by financing activities was primarily related to certain financing activities in 2023 associated with the FlexSteel acquisition. We received approximately $169.9 million of proceeds, net of issuance costs, from issuing shares of our Class A common stock during 2023. Additionally, we received $155.0 million from total borrowings under our Amended ABL Credit Facility of which all $155.0 million has been repaid. Increased payments of $6.6 million in deferred financing costs, increased distributions to members of $7.0 million, higher dividend payments of $3.4 million, $1.6 million of additional payments on finance leases and a $0.7 million increase in share repurchases partially offset the aforementioned cash inflows associated with the equity financing activities during 2023.
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
Critical Accounting Policies and Estimates
In preparing our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from available data or is not otherwise capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine, and we must exercise significant judgment. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements. We identify certain accounting policies as critical based on, among other things, their impact on the portrayal of our financial condition and results of operations and the degree of difficulty, subjectivity and complexity in their deployment. Note 2 of the notes to the Consolidated Financial Statements includes a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements. The following is a brief discussion of our most critical accounting policies and related estimates and assumptions.

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
Goodwill
Goodwill represents the excess of purchase price paid over the fair value of the net assets of acquired businesses. Goodwill is not amortized, but we evaluate at least annually whether it is impaired. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. We conduct our annual assessment of the recoverability of goodwill as of December 31 of each year. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount or we elect not to perform a qualitative assessment, the quantitative assessment of goodwill test is performed. The goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is necessary to perform the quantitative assessment to determine if our goodwill is impaired, we will utilize a discounted cash flow analysis using management’s projections that are subject to various risks and uncertainties of revenues, expenses and cash flows as well as assumptions regarding discount rates, terminal value and control premiums. Estimates of future cash flows and fair value are highly subjective and inherently imprecise.
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
Redemptions of CC Units (CW Units prior to the CC Reorganization) result in adjustments to the tax basis of the tangible and intangible assets of Cactus Companies (Cactus LLC prior to the CC Reorganization). These adjustments are allocated to Cactus Inc. Such adjustments to the tax basis of the tangible and intangible assets of Cactus Companies would not be available to Cactus Inc. absent its acquisition or deemed acquisition of CC Units or CW Units prior to the CC Reorganization. In addition, the repayment of borrowings outstanding under the Cactus LLC term loan facility resulted in adjustments to the tax basis of the tangible and intangible assets of Cactus LLC, a portion of which was allocated to Cactus Inc. These basis adjustments are expected to increase (for tax purposes) Cactus Inc.’s depreciation and amortization deductions and may also decrease Cactus Inc.’s gains (or increase its losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Such increased deductions and losses and reduced gains may reduce the amount of tax that Cactus Inc. would otherwise be required to pay in the future.
Estimating the amount and timing of the tax benefit is by its nature imprecise and the assumptions used in the estimates can change. The tax benefit is dependent upon future events and assumptions, the amount of the redeeming unit holders’ tax basis in its CC Units (formerly CW Units) at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future and the U.S. federal, state and local income tax rate then applicable, and the portion of Cactus Inc.’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. The most critical estimate included in calculating the TRA liability to record is the combined U.S. federal income tax rate and an assumed combined state and local income tax rate, to determine the future benefit we will realize. A 100 basis point decrease/increase in the blended tax rate used would decrease/increase the TRA liability recorded at December 31, 2023 by approximately $14.7 million.
Recent Accounting Pronouncements
See Note 2 of the notes to the Consolidated Financial Statements for discussion of recent accounting pronouncements.
Inflation
While inflationary cost increases can affect our income from operations’ margin, we believe that inflation generally has not had, and is not expected to have, a material adverse effect on our results of operations. In 2022, the United States experienced the highest inflation in decades primarily due to supply-chain issues, a shortage of labor and a build-up of demand for goods and services. The most noticeable adverse impact to our business was increased costs associated with freight, materials, vehicle-related costs and personnel expenses. Most of our costs moderated in 2023 except for wages. It is highly unlikely that salaries and wages will decrease to the levels experienced in prior years.
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risk from changes in foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk
We have subsidiaries with operations in China, Australia and Canada who conduct business in their local currencies (functional currencies) and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open foreign currency forward contracts to hedge this risk.
Additionally, certain intercompany balances between our U.S. and foreign subsidiaries as well as other financial assets and liabilities are denominated in U.S. dollars. Since this is not the functional currency of our foreign subsidiaries, the changes in these balances are translated in our Consolidated Statements of Income, resulting in the recognition of a remeasurement gain or loss. In order to provide a hedge against currency fluctuations on the U.S. dollar denominated assets and liabilities held by certain of our foreign subsidiaries, we enter into monthly foreign currency forward contracts (balance sheet hedges) to offset a portion of the remeasurement gain or loss recorded. As of December 31, 2023, if the U.S. dollar strengthened or weakened 5%, the impact to the unrealized value of our forward contracts would be approximately $0.9 million. The gain or loss on the forward contracts would be largely offset by the gain or loss on the underlying transactions, and therefore, would have minimal impact on future earnings.
Interest Rate Risk
Our Amended ABL Credit Facility is variable rate debt. At December 31, 2023, there were no borrowings outstanding. Borrowings under our Amended ABL Credit Facility bear interest at Cactus Company’s option at either the Alternate Base Rate (as defined therein) or the Adjusted Term SOFR Rate (as defined therein), plus, in each case, an applicable margin.
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
In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or “COSO”) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
As disclosed in Note 3 in the notes to the Consolidated Financial Statements, we acquired FlexSteel on February 28, 2023 and accounted for this acquisition as a business combination. FlexSteel’s total revenues constituted approximately 31% of our total consolidated revenues for the year ended December 31, 2023. FlexSteel’s total assets, excluding goodwill and acquired intangible assets, constituted approximately 24% of our total consolidated assets as of December 31, 2023. We excluded FlexSteel from management's assessment of our internal controls over financial reporting as of December 31, 2023. This exclusion is in accordance with the SEC staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal controls over financial reporting for one year following the acquisition.
Our independent registered public accounting firm, PricewaterhouseCoopers, LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2023, which appears herein.

/s/ Scott Bender	/s/ Alan Keifer
Chief Executive Officer, Chairman of the Board and Director	Interim Chief Financial Officer

Houston, Texas
February 29, 2024

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cactus, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cactus, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded FlexSteel from its assessment of internal control over financial reporting as of December 31, 2023 because it was acquired by the Company in a purchase business combination during 2023. We have also excluded FlexSteel from our audit of internal control over financial reporting. FlexSteel is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 24% and 31%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Liability related to the Tax Receivable Agreement
As described in Note 11 to the consolidated financial statements, the Company has a liability under the Tax Receivable Agreement (“TRA”) of $270.9 million as of December 31, 2023. In connection with its initial public offering, the Company entered into the TRA with certain direct and indirect owners of Cactus LLC (after the CC Reorganization, Cactus Companies). These owners are referred to as the “TRA Holders”. The TRA generally provides for the payment by the Company to the TRA Holders of 85% of the net cash tax savings, if any, in United States federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances as a result of (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s ownership interest in Cactus Companies (formerly Cactus LLC), (ii) certain increases in tax basis resulting from the repayment of borrowings outstanding under Cactus LLC’s term loan facility, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRA. Management calculates the TRA liability by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state.
The principal considerations for our determination that performing procedures relating to the liability related to the TRA is a critical audit matter are (i) a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence related to management’s calculation of the tax basis and development of applicable state apportionment factors utilized in determining the blended tax rate and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to relating to the calculation and recognition of the TRA liability, including controls over the completeness and accuracy of the underlying data used in the tax basis and blended tax rate calculations. These procedures also included, among others, testing the completeness and accuracy of the underlying information used in the calculation of the TRA liability, and the involvement of professionals with specialized skill and knowledge to assist in (i) developing an independent calculation of the tax basis, (ii) comparing the independent calculation to management’s calculations to evaluate the reasonableness of the tax basis, (iii) evaluating the apportionment factors and the resulting blended tax rate, and (iv) assessing management’s application of the tax laws. Evaluating management’s determination of the apportionment factors involved considering the current and expected activity levels of the Company and whether the apportionment factors were consistent with evidence obtained in other areas of the audit.
Acquisition of FlexSteel – Valuation of Customer Relationships and Developed Technology
As described in Notes 3 and 5 to the consolidated financial statements, on February 28, 2023, the Company completed the acquisition of FlexSteel for consideration of approximately $627.5 million. Of the acquired intangible assets, $100.3 million of customer relationships and $77.0 million of developed technology was recorded. The valuation methods used to determine the estimated fair value of intangible assets included the multi-period excess earnings approach for customer relationships and the relief from royalty method for developed technology. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted revenues, long-term growth rate, royalty rates, margins, tax rates, capital spending, discount rates, attrition rates and working capital changes.
The principal considerations for our determination that performing procedures relating to the valuation of customer relationships and developed technology acquired in the acquisition of FlexSteel is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships and developed technology acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the forecasted revenues, long-term growth rate, royalty rate, margins, discount rate, and attrition rate for customer relationships and forecasted revenues, long-term growth rate, royalty rate, and discount rate for developed technology; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships and developed technology acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships and developed technology acquired; (iii) evaluating the appropriateness of the multi-period excess earnings and relief from royalty methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings and relief from royalty methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues, long-term growth rate, royalty rate, margins, discount rate, and attrition rate for customer relationships and forecasted revenues, margins, long-term growth rate, royalty rate, and discount rate for developed technology. Evaluating management’s assumptions related to the forecasted revenues, margins and long-term growth rates for customer relationships and developed technology involved considering (i) the current and past performance of the FlexSteel business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings and relief from royalty methods and (ii) the reasonableness of the discount rate, royalty rate, and attrition rate assumptions for customer relationships and the royalty rate and discount rate assumptions for developed technology.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 29, 2024

We have served as the Company’s auditor since 2015, which includes periods before the Company became subject to SEC reporting requirements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$133,792	$344,527
Accounts receivable, net of allowance of $3,642 and $1,060, respectively	205,381	138,268
Inventories	205,625	161,283
Prepaid expenses and other current assets	11,380	10,564
Total current assets	556,178	654,642
Property and equipment, net	345,502	129,998
Operating lease right-of-use assets, net	23,496	23,183
Intangible assets, net	179,978	—
Goodwill	203,028	7,824
Deferred tax asset, net	204,852	301,644
Other noncurrent assets	9,527	1,605
Total assets	$1,522,561	$1,118,896
Liabilities and Equity
Current liabilities
Accounts payable	$71,841	$47,776
Accrued expenses and other current liabilities	50,654	30,619
Earn-out liability	20,810	—
Current portion of liability related to tax receivable agreement	20,855	27,544
Finance lease obligations, current portion	7,280	5,933
Operating lease liabilities, current portion	4,220	4,777
Total current liabilities	175,660	116,649
Deferred tax liability, net	3,589	1,966
Liability related to tax receivable agreement, net of current portion	250,069	265,025
Finance lease obligations, net of current portion	9,352	6,436
Operating lease liabilities, net of current portion	19,121	18,375
Total liabilities	457,791	408,451
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 65,409 and 60,903 shares issued and outstanding	654	609
Class B common stock, $0.01 par value, 215,000 shares authorized, 14,034 and 14,978 shares issued and outstanding	—	—
Additional paid-in capital	465,012	310,528
Retained earnings	400,682	261,764
Accumulated other comprehensive income (loss)	(826)	(984)
Total stockholders’ equity attributable to Cactus Inc.	865,522	571,917
Non-controlling interest	199,248	138,528
Total stockholders’ equity	1,064,770	710,445
Total liabilities and equity	$1,522,561	$1,118,896
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022	2021
(in thousands, except per share data)
Revenues
Product revenue	$810,379	$452,615	$280,907
Rental revenue	113,631	100,453	61,629
Field service and other revenue	172,950	135,301	96,053
Total revenues	1,096,960	688,369	438,589
Costs and expenses
Cost of product revenue	490,149	277,871	189,083
Cost of rental revenue	61,983	62,037	54,377
Cost of field service and other revenue	138,536	106,013	73,681
Selling, general and administrative expenses	127,076	67,700	46,021
Change in fair value of earn-out liability	14,850	—	—
Total costs and expenses	832,594	513,621	363,162
Operating income	264,366	174,748	75,427

Interest income (expense), net	(6,480)	3,714	(774)
Other income (expense), net	4,490	(1,910)	492
Income before income taxes	262,376	176,552	75,145
Income tax expense	47,536	31,430	7,675
Net income	$214,840	$145,122	$67,470
Less: net income attributable to non-controlling interest	45,669	34,948	17,877
Net income attributable to Cactus Inc.	$169,171	$110,174	$49,593

Earnings per Class A share - basic	$2.62	$1.83	$0.90
Earnings per Class A share - diluted	$2.57	$1.80	$0.83

Weighted average Class A shares outstanding - basic	64,641	60,323	55,398
Weighted average Class A shares outstanding - diluted	79,460	76,337	76,107
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
(in thousands)
Net income	$214,840	$145,122	$67,470
Foreign currency translation adjustments	239	(1,308)	(567)
Comprehensive income	215,079	143,814	66,903
Less: comprehensive income attributable to non-controlling interest	45,750	34,632	17,632
Comprehensive income attributable to Cactus Inc.	$169,329	$109,182	$49,271
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2020	47,713	$477	27,655	$—	$202,077	$150,086	$330	$197,800	$550,770
Member distributions	—	—	—	—	—	—	—	(9,742)	(9,742)
Effect of CW Unit redemptions	10,981	110	(10,981)	—	79,276	—	—	(79,386)	—
Tax impact of equity transactions	—	—	—	—	2,998	—	—	—	2,998
Equity award vestings	341	3	—	—	(1,141)	—	—	(2,145)	(3,283)
Other comprehensive loss	—	—	—	—	—	—	(322)	(245)	(567)
Stock-based compensation	—	—	—	—	6,390	—	—	2,230	8,620
Cash dividends declared ($0.38 per share)	—	—			—	(21,233)	—	—	(21,233)
Net income	—	—	—	—	—	49,593	—	17,877	67,470
Balance at December 31, 2021	59,035	$590	16,674	$—	$289,600	$178,446	$8	$126,389	$595,033
Member distributions	—	—	—	—	—	—	—	(9,692)	(9,692)
Effect of CW Unit redemptions	1,696	17	(1,696)	—	13,690	—	—	(13,707)	—
Tax impact of equity transactions	—	—	—	—	2,076	—	—	—	2,076
Equity award vestings	172	2	—	—	(3,306)	—	—	(1,257)	(4,561)
Other comprehensive loss	—	—	—	—	—	—	(992)	(316)	(1,308)
Stock-based compensation	—	—	—	—	8,468	—	—	2,163	10,631
Cash dividends declared ($0.44 per share)	—	—			—	(26,856)	—	—	(26,856)
Net income	—	—	—	—	—	110,174	—	34,948	145,122
Balance at December 31, 2022	60,903	$609	14,978	$—	$310,528	$261,764	$(984)	$138,528	$710,445
Issuances of common stock	3,352	34	—	—	143,722	—	—	26,122	169,878
Member distributions	—	—	—	—	—	—	—	(16,644)	(16,644)
Effect of CC Unit redemptions	944	9	(944)	—	12,787	—	—	(12,796)	—
Tax impact of equity transactions	—	—	—	—	(13,099)	—	—	16,508	3,409
Equity award vestings	218	2	—	—	(3,422)	—	—	(1,501)	(4,921)
Other comprehensive income	—	—	—	—	—	—	158	81	239
Share repurchases	(8)	—	—	—	(286)	—	—	(41)	(327)
Stock-based compensation	—	—	—	—	14,782	—	—	3,322	18,104
Cash dividends declared ($0.46 per share)	—	—			—	(30,253)	—	—	(30,253)
Net income	—	—	—	—	—	169,171	—	45,669	214,840
Balance at December 31, 2023	65,409	$654	14,034	$—	$465,012	$400,682	$(826)	$199,248	$1,064,770
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
(in thousands)
Cash flows from operating activities
Net income	$214,840	$145,122	$67,470
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	65,045	34,124	36,308
Deferred financing cost amortization	4,514	165	168
Stock-based compensation	18,105	10,631	8,620
Provision for expected credit losses	2,622	406	310
Inventory obsolescence	5,337	2,739	3,490
Gain on disposal of assets	(3,156)	(1,391)	(1,386)
Deferred income taxes	17,343	25,299	4,829
Change in fair value of earn-out liability	14,850	—	—
(Gain) loss from revaluation of liability related to tax receivable agreement	(4,490)	1,910	(898)
Changes in operating assets and liabilities:
Accounts receivable	(11,858)	(49,349)	(45,492)
Inventories	41,922	(44,891)	(36,083)
Prepaid expenses and other assets	753	(3,108)	(2,789)
Accounts payable	8,710	5,803	22,281
Accrued expenses and other liabilities	(7,367)	2,090	16,628
Payments pursuant to tax receivable agreement	(26,890)	(11,666)	(9,697)
Net cash provided by operating activities	340,280	117,884	63,759
Cash flows from investing activities
Acquisition of a business, net of cash and cash equivalents acquired	(616,189)	—	—
Capital expenditures and other	(43,977)	(28,291)	(13,939)
Proceeds from sale of assets	5,373	2,755	2,306
Net cash used in investing activities	(654,793)	(25,536)	(11,633)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	155,000	—	—
Repayments of borrowings of long-term debt	(155,000)	—	—
Net proceeds from the issuance of Class A common stock	169,878	—	—
Payments of deferred financing costs	(6,934)	(353)	—
Payments on finance leases	(7,652)	(6,055)	(5,205)
Dividends paid to Class A common stock shareholders	(30,124)	(26,719)	(21,158)
Distributions to members	(16,644)	(9,692)	(9,742)
Repurchases of shares	(5,249)	(4,563)	(3,283)
Net cash provided by (used in) financing activities	103,275	(47,382)	(39,388)
Effect of exchange rate changes on cash and cash equivalents	503	(2,108)	272
Net increase (decrease) in cash and cash equivalents	(210,735)	42,858	13,010
Cash and cash equivalents
Beginning of period	344,527	301,669	288,659
End of period	$133,792	$344,527	$301,669
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, or as otherwise indicated)
1.Organization and Nature of Operations
Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries (the “Company”), including Cactus Companies, LLC (“Cactus Companies”) are primarily engaged in the design, manufacture, sale and rental of highly engineered pressure control and spoolable pipe technologies. Our products are sold and rented principally for onshore unconventional oil and gas wells and are utilized during the drilling, completion and production phases of our customers’ wells. We also provide field services for all of our products and rental items to assist with the installation, maintenance and handling of the equipment. Additionally, we offer repair and refurbishment services for pressure control equipment. We operate through service centers and pipe yards located in the United States, Canada and Australia. We also provide rental and service operations in the Middle East and other select international markets. We have manufacturing and production facilities in Bossier City, Louisiana, Baytown, Texas and Suzhou, China. Our corporate headquarters are located in Houston, Texas.
Cactus Inc. was incorporated on February 17, 2017 as a Delaware corporation for the purpose of completing an initial public offering of equity and related transactions, which was completed on February 12, 2018 (our “IPO”). Cactus Inc. is a holding company whose only material asset is an equity interest consisting of units representing limited liability company interests in Cactus Companies (“CC Units”). Cactus Inc. is the sole managing member of Cactus Companies and is responsible for all operational, management and administrative decisions relating to Cactus Companies’ business. Pursuant to the Amended and Restated Limited Liability Company Operating Agreement of Cactus Companies (the “Cactus Companies LLC Agreement”), owners of CC Units are entitled to redeem their CC Units for shares of Cactus Inc.’s Class A common stock, par value $0.01 per share (“Class A common stock”) on a one-for-one basis, which results in a corresponding increase in Cactus Inc.’s membership interest in Cactus Companies and an increase in the number of shares of Class A common stock outstanding. We refer to the owners of CC Units, other than Cactus Inc. (along with their permitted transferees), as “CC Unit Holders.” CC Unit Holders own one share of our Class B common stock, par value $0.01 per share (“Class B common stock”) for each CC Unit such CC Unit Holder owns. Except as otherwise indicated or required by the context, all references to “Cactus,” “we,” “us” and “our” refer to Cactus Inc. and its consolidated subsidiaries (including Cactus Companies).
On February 28, 2023, Cactus Inc. through one of its subsidiaries, completed the acquisition of the FlexSteel business (the “Merger”) through a merger with HighRidge Resources, Inc. and its subsidiaries (“HighRidge”). On February 27, 2023, in order to facilitate the Merger with HighRidge, an internal reorganization was completed in which Cactus Companies acquired all of the outstanding units representing ownership interests in Cactus Wellhead, LLC (“Cactus LLC”), the operating subsidiary of Cactus Inc. (the “CC Reorganization”). The purpose of the Merger was to effect the acquisition of the operations of FlexSteel Holdings, Inc. and its subsidiaries. FlexSteel Holdings, Inc. was a wholly-owned subsidiary of HighRidge prior to the Merger and was converted into a limited liability company, contributed from HighRidge to Cactus Companies as part of the CC Reorganization and is now named FlexSteel Holdings, LLC (“FlexSteel”). The results of operations of FlexSteel have been reflected in our accompanying condensed consolidated financial statements from the closing date of the acquisition. See further discussion of the acquisition in Note 3.
2.Summary of Significant Accounting Policies and Other Items
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements include the accounts of Cactus Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.
As the sole managing member of Cactus Companies, Cactus Inc. operates and controls all of the business and affairs of Cactus Companies and conducts its business through Cactus Companies and its subsidiaries. As a result, Cactus Inc. consolidates the financial results of Cactus Companies and its subsidiaries and reports a non-controlling interest related to the portion of CC Units not owned by Cactus Inc., which reduces net income attributable to holders of Cactus Inc.’s Class A common stock.
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
Concentrations of Credit Risk
Our assets that are potentially subject to concentrations of credit risk are cash and cash equivalents and accounts receivable. We manage the credit risk associated with these financial instruments by transacting only with what management believes are financially secure counterparties, requiring credit approvals and credit limits and monitoring counterparties’ financial condition. Our receivables are spread over a number of customers, a majority of which are oil and natural gas exploration and production (“E&P”) companies representing private operators, publicly-traded independents, majors and other companies with operations in the key U.S. oil and gas producing basins as well as Australia, Canada and the Middle East. Our maximum exposure to credit loss in the event of non‑performance by the customer is limited to the receivable balance. We perform ongoing credit evaluations and monitoring as to the financial condition of our customers with respect to trade receivables. Generally, no collateral is required as a condition of sale. We also control our exposure associated with trade receivables by discontinuing sales and service to non-paying customers. For the year ended December 31, 2023, one customer represented approximately 10% of total revenues, with both operating segments reporting revenues with this customer. For the year ended December 31, 2022, no customers represented 10% or more of total revenues. One customer represented approximately 12% of total revenues for the year ended December 31, 2021.
Significant Vendors
The principal raw materials used in the manufacture of our pressure control products and rental equipment include forgings, castings, tube and bar stock. In addition, we require accessory items (such as elastomers, ring gaskets, studs and nuts) and machined components and assemblies. The principal raw materials used for our spoolable products include tube, bar stock, steel strip and high density polyethylene. We purchase a majority of these items from vendors primarily located in the United States, China, India, Australia and the United Kingdom. For the year ended December 31, 2023, one vendor represented approximately 10% of our total third-party vendor purchases of raw materials, finished products, equipment, machining and other services. For the years ended December 31, 2022 and 2021, no vendor represented 10% or more of our total third-party vendor purchases of raw materials, finished products, equipment, machining and other services.
Tax Receivable Agreement (TRA)
We account for amounts payable under the TRA in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. As such, subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other income (expense), net. During the years ended December 31, 2023, 2022 and 2021, we recognized a $4.5 million gain, a $1.9 million loss and a $0.9 million gain on the change in the TRA liability, respectively. See Note 11 for further details on the TRA liability.
Revenue Recognition
The majority of our revenues are derived from short-term contracts for fixed consideration or in the case of equipment rentals, for a fixed charge per day while the equipment is in use by the customer. Product sales generally do not include right of return or other significant post-delivery obligations. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenues are recognized when we satisfy a performance obligation by transferring control of the promised goods or providing services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The majority of our contracts with customers contain a single performance obligation to provide agreed upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. We do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. We do not incur any material costs of obtaining contracts.
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
Product revenue. Product revenues are primarily derived from the sale of wellhead systems, production trees, spoolable pipe and connections. Revenue is recognized when the products have shipped and the customer obtains control of the products.
Rental revenue. Rental revenues are primarily derived from the rental of equipment, tools and products to customers used for well control as well as rental of equipment used for pipe installation. Our rental agreements are directly with our customers and provide for a rate based primarily on the period of time the equipment is used or made available to the customer. In addition, customers are charged for repair costs for our frac equipment, typically through an agreed upon rate for each rental job. Revenue is recognized ratably over the rental period, which tends to be short-term in nature with most equipment on site for less than 90 days.
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
Derivative Financial Instruments
We utilize a hedging program to reduce the risks associated with changes in the value of monetary assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. Under this program, we utilize foreign currency forward contracts to offset gains or losses recorded upon remeasurement of assets and liabilities stated in the non-functional currencies of our subsidiaries. These forward contracts are not designated as hedges for accounting purposes. As such, we record changes in fair value of the forward contracts in our consolidated statements of income along with the gain or loss resulting from remeasurement of the U.S. dollar denominated financial assets and liabilities held by our foreign subsidiaries. The forward contracts are typically only 30 days in duration and are settled and renewed each month. As of December 31, 2023 and 2022, the fair value of our forward contracts was immaterial.
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
Cactus Inc. is a corporation and is subject to U.S. federal as well as state income tax related to its ownership percentage in Cactus Companies. Cactus Companies is a Delaware limited liability company treated as a partnership for U.S.

federal income tax purposes and files a U.S. Return of Partnership Income, which includes both our U.S. and foreign operations. Consequently, the members of Cactus Companies are taxed individually on their share of earnings for U.S. federal and state income tax purposes. Cactus Companies is subject to the Texas Margins Tax and our operations in China, Australia, Canada and the Middle East are subject to local country income taxes. See Note 7 for additional information regarding income taxes.
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
Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas E&P companies in the United States. Our receivables are short-term in nature and typically due in 30 to 60 days. We do not accrue interest on delinquent receivables. Accounts receivable includes amounts billed and currently due from customers and unbilled amounts for products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of December 31, 2023 and 2022 was $26.8 million and $34.9 million, respectively.
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

	Balance at Beginning of Period	Expense	Write off	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2023	$1,060	$2,622	$(36)	$(4)	$3,642
Year Ended December 31, 2022	741	406	(86)	(1)	1,060
Year Ended December 31, 2021	598	310	(167)	—	741
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard cost (which approximates average cost). Costs include an application of related material, direct labor, duties, tariffs, freight and overhead costs. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Reserves are made for excess and obsolete items based on a range of factors, including age, usage and technological or market changes that may impact demand for those products. The inventory obsolescence reserve was $25.6 million and $20.5 million as of December 31, 2023 and 2022, respectively. The following is a rollforward of our inventory obsolescence reserve:

	Balance at Beginning of Period	Expense	Write off	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2023	$20,488	$5,337	$(193)	$6	$25,638
Year Ended December 31, 2022	18,012	2,739	(202)	(61)	20,488
Year Ended December 31, 2021	14,637	3,490	(62)	(53)	18,012
Property and Equipment
Property and equipment are stated at cost. We manufacture or construct most of our pressure control rental assets and during the production of these assets, they are reflected as construction in progress until complete. We depreciate the cost of property and equipment using the straight‑line method over the estimated useful lives and depreciate our rental assets to their salvage value. Leasehold improvements are amortized over the shorter of the remaining lease term or economic life of the related assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss are reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred while significant renewals and improvements are capitalized. Estimated useful lives are as follows:

Land	N/A
Buildings and improvements	5	-	30	years
Machinery and equipment	3	-	20	years
Reels and skids	12	-	20	years
Vehicles	3	-	5	years
Rental equipment	2	-	11	years
Furniture and fixtures			5	years
Computers and software	3	-	5	years
Property and equipment as of December 31, 2023 and 2022 consists of the following:

	December 31,
	2023	2022
Land	$16,442	$5,302
Buildings and improvements	131,974	25,480
Machinery and equipment	128,962	57,883
Reels and skids	16,181	—
Vehicles	36,552	29,045
Rental equipment	218,340	194,088
Furniture and fixtures	1,913	1,759
Computers and software	3,951	3,068
Gross property and equipment	554,315	316,625
Less: Accumulated depreciation	(231,594)	(200,573)
Net property and equipment	322,721	116,052
Construction in progress	22,781	13,946
Total property and equipment, net	$345,502	$129,998
Depreciation and amortization was $65.0 million, $34.1 million and $36.3 million for 2023, 2022 and 2021, respectively. Depreciation and amortization expense is included in the consolidated statements of income as follows:

	Year Ended December 31,
	2023	2022	2021
Cost of product revenue	$13,762	$3,022	$3,176
Cost of rental revenue	20,191	23,663	25,812
Cost of field service and other revenue	9,786	6,986	6,863
Selling, general and administrative expenses	21,306	453	457
Total depreciation and amortization	$65,045	$34,124	$36,308
Impairment of Long‑Lived Assets
We review the recoverability of long‑lived assets, including finite-lived acquired intangible assets and property and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre‑tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. We concluded there were no indicators evident or other circumstances present that these assets were not recoverable and accordingly, no impairment charges of long‑lived assets were recognized for 2023, 2022 and 2021.

Goodwill
Goodwill represents the excess of purchase price paid over the fair value of the net assets of acquired businesses. Goodwill is not amortized, but we evaluate at least annually whether it is impaired. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. We conduct our annual assessment of the recoverability of goodwill as of December 31 of each year. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount or we elect not to perform a qualitative assessment, the quantitative assessment of goodwill test is performed. The goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is necessary to perform the quantitative assessment to determine if our goodwill is impaired, we will utilize a discounted cash flow analysis using management’s projections that are subject to various risks and uncertainties of revenues, expenses and cash flows as well as assumptions regarding discount rates, terminal value and control premiums. Estimates of future cash flows and fair value are highly subjective and inherently imprecise. These estimates can change materially from period to period based on many factors. Accordingly, if conditions change in the future, we may record impairment losses, which could be material to any particular reporting period. Based on our annual impairment analysis using qualitative assessments, we concluded that there was no impairment of goodwill in each of the three years ended December 31, 2023.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Payroll, incentive compensation, payroll taxes and benefits	$13,964	$9,484
Deferred revenue	8,105	1,450
Accrued professional fees and other	7,080	7,347
Customer deposits	5,927	—
Accrued international freight and tariffs	5,198	5,887
Taxes other than income	4,566	2,728
Income based tax payable	4,274	2,537
Product warranties	731	126
Accrued dividends	612	484
Accrued workers’ compensation insurance	197	576
Total accrued expenses and other current liabilities	$50,654	$30,619
Self-Insurance Accrued Expenses
We maintain a partially self-insured health benefit plan which provides medical and prescription drug benefits to certain of our employees electing coverage under the plan. Our exposure is limited by individual and aggregate stop loss limits through third-party insurance carriers. Our self-insurance expense is accrued based upon the aggregate of the expected liability for reported claims and the estimated liability for claims incurred but not reported, based on historical claims experience provided by our third-party insurance advisors, adjusted as necessary based upon management’s reasoned judgment. Actual employee medical claims expense may differ from estimated loss provisions based on historical experience. The liabilities for these claims are included as a component of payroll, incentive compensation, payroll taxes and benefits in the table above and were $2.3 million and $1.4 million as of December 31, 2023 and 2022, respectively.
Product Warranties
We generally warrant our wellhead manufactured products for 12 months and our manufactured spoolable pipe and connections for up to 24 months from the date placed in service. The estimated liability for product warranties is based on historical and current claims experience.

Employee Benefit Plans
Our employees within the United States are eligible to participate in a 401(k) plan sponsored by us. These employees are eligible to participate on the first day of the month following 30 days of employment and if they are at least eighteen years of age. Eligible employees may contribute a percentage of their compensation subject to a maximum imposed by the Internal Revenue Code. Broadly similar benefit plans exist for employees of our foreign subsidiaries. We match 100% of the first 3% of gross pay contributed by each employee and 50% of the next 4% of gross pay contributed by each employee and we may also make additional non‑elective employer contributions at our discretion under the plan. During 2023, 2022 and 2021, employer matching contributions totaled $3.7 million, $4.2 million and $1.2 million, respectively.
Recent Accounting Pronouncements
Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740).” The amendments in this ASU require entities to disclose on an annual basis specific categories in the income tax rate reconciliation and provide additional disclosures for reconciling items that meet a specified quantitative threshold. Entities will also be required to disclose annually income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid by individual jurisdictions that meet a five percent or greater threshold of total income taxes paid net of refunds received. The ASU also adds certain disclosures in order to be consistent with U.S. Securities and Exchange Commission rules and removes certain disclosures that no longer are considered cost beneficial or relevant. The amendments in this ASU are to be applied on a prospective basis and will be effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, with early adoption permitted. We are currently evaluating the impact the adoption of this new standard will have on our disclosures.
In November 2023, the FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” in order to require disclosure of incremental segment information on an annual and interim basis for all public entities. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is to be applied retrospectively to all prior periods presented in the financial statements and is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, with early adoption permitted. We are currently evaluating the impact the adoption of this new standard will have on our segment disclosures.
3.FlexSteel Acquisition
On February 28, 2023 (the “acquisition date”), we completed the acquisition of FlexSteel in accordance with the terms and conditions of the merger agreement dated December 30, 2022. Including final adjustments for closing working capital, cash on hand and indebtedness adjustments as set forth in the merger agreement, we paid total cash consideration of $621.5 million. There is also a potential future earn-out payment of up to $75.0 million to be paid no later than the third quarter of 2024, if certain revenue growth targets are met by FlexSteel. We funded the upfront purchase price using a combination of $165.6 million of net proceeds received from the public offering of shares of our Class A common stock completed in January 2023, borrowings under the Amended ABL Credit Facility (as defined in Note 6) totaling $155.0 million and available cash on hand at the time of closing.
We believe this acquisition enhances Cactus’ position as a premier manufacturer and provider of highly engineered equipment to the oil and gas E&P industry and provides meaningful growth potential for Cactus. We also believe FlexSteel’s products are highly complementary to Cactus’ equipment as it expands our exposure to our customers’ operations from production trees to transportation of oil, gas and other liquids as well as to additional customers operating in the midstream area. The acquisition has been accounted for using the acquisition method of accounting, with Cactus being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities are recorded at their respective fair values as of the acquisition date. The transaction was treated as a purchase of stock for United States federal income tax purposes. In connection with the acquisition, we incurred approximately $7.5 million and $8.4 million of transaction costs for the year ended December 31, 2023 and 2022, respectively, required to effect the transaction. We incurred an additional $4.7 million in costs during the year ended December 31, 2023 related to the reporting of and accounting for the transaction. These fees primarily related to legal, accounting and consulting fees and are included in selling, general and administrative (“SG&A”) expenses in the consolidated statements of income.

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
Changes in the fair value of the earn-out liability subsequent to the acquisition date are recognized in the consolidated statements of income. As of December 31, 2023, the estimated fair value of the earn-out payment increased to $20.8 million. The increase is based on the revised forecast for the period January 1, 2023 through June 30, 2024, reflecting improvements in FlexSteel’s revenues as compared to projections made at the time of the acquisition. See further discussion of the calculation of fair value of the earn-out liability in Note 14.
Purchase Price Allocation
The following table provides the allocation of the purchase price as of the acquisition date. The goodwill reflected below increased $1.7 million from the original preliminary purchase price allocation as a result of measurement period adjustments, primarily related to changes in cash consideration upon finalization of the closing net working capital, updates to deferred tax liabilities and valuation adjustments to property and equipment and inventories.

Cash and cash equivalents	$5,316
Receivables	58,002
Inventories	91,746
Prepaid expenses and other current assets	1,283
Property and equipment	206,928
Operating lease right-of-use assets	1,021
Identifiable intangible assets	200,300
Other noncurrent assets	5,666
Total assets acquired	570,262
Accounts payable	(14,975)
Accrued expenses and other current liabilities	(26,827)
Finance lease obligations	(974)
Operating lease liabilities	(906)
Deferred tax liabilities	(94,319)
Total liabilities assumed	(138,001)

Net assets acquired	432,261

Goodwill	$195,204
Assets acquired and liabilities assumed in connection with the acquisition were recorded at their fair values as of the acquisition date. The fair values were determined by management, based in part on an independent valuation performed by third-party valuation specialists. The valuation methods used to determine the fair value of intangible assets included the multi-year excess earnings approach for customer relationships and backlog and the relief from royalty method for tradename and developed technology. These fair values were based on inputs that are not observable in the market and thus represent Level 3 inputs. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted revenues, long-term growth rate, royalty rates, margins, tax rates, capital spending, discount rates, attrition rates and working capital changes. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives.

The fair values determined for accounts receivable, accounts payable and most other current assets and liabilities, other than inventory, were equivalent to the carrying value due to their short-term nature. Acquired inventories are comprised of raw materials, work-in-progress and finished goods. The fair value of finished goods was calculated as the estimated selling price, less costs of the selling effort and a reasonable profit allowance relating to the selling effort. The fair value of work-in-progress was calculated as the estimated selling price, less costs to complete, less costs of the selling effort and a reasonable profit allowance on completion and selling costs. The fair value of raw materials was determined based on replacement cost which approximates historical carrying value. The fair value of identifiable fixed assets was calculated using a combination of valuation approaches, but primarily consisted of the cost approach which adjusts estimates of replacement cost for the age, condition and utility of the associated assets.
Goodwill is calculated as the excess of the purchase price over the estimated fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the estimated fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, expansion opportunities and other benefits that we believe will result from combining the operations of FlexSteel with ours. Goodwill was further increased by the deferred tax liability associated with the fair market value in excess of the tax basis acquired. The goodwill associated with this transaction has been allocated to our Spoolable Technologies segment and is not deductible for tax purposes.
Pro forma financial information
From acquisition date through December 31, 2023, FlexSteel produced revenue of $340.2 million and net income of $61.7 million. The pro forma financial information below represents the combined results of operations for the years ended December 31, 2023 and 2022, as if the acquisition had occurred as of January 1, 2022. The unaudited pro forma combined financial information includes, where applicable, adjustments for additional amortization expense related to the fair value step-up of intangible assets, additional inventory fair value step-up expense, additional depreciation expense associated with adjusting property and equipment to fair value, decreases in interest expense due to modification of borrowings in conjunction with the acquisition and associated tax-related impacts of adjustments. These pro forma adjustments are based on available information as of the date hereof and upon assumptions that we believe are reasonable to reflect the impact of the FlexSteel acquisition on our historical financial information on a supplemental pro forma basis. Adjustments do not include the elimination of transaction-related costs incurred or any costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

	Year Ended December 31,
	2023	2022
Revenues	$1,150,339	$1,039,612
Net Income attributable to Cactus, Inc.	181,020	116,180
4.Inventories
Inventories consist of the following:

	December 31,
	2023	2022
Raw materials	$22,373	$3,150
Work-in-progress	11,471	5,444
Finished goods	171,781	152,689
Total inventories	$205,625	$161,283

5.Goodwill and Other Intangible Assets
The change in carrying value of goodwill allocated to our reportable segments during the twelve months ended December 31, 2023 was as follows:

	Pressure Control	Spoolable Technologies	Total
Balance at December 31, 2022	$7,824	$—	$7,824
FlexSteel acquisition	—	195,204	195,204
Balance at December 31, 2023	$7,824	$195,204	$203,028
The following table presents the detail of acquired intangible assets other than goodwill as of December 31, 2023:

	Amortization Period	Gross Cost	Accumulated Amortization	Net Book Value
Customer relationships	15 years	$100,300	$(5,572)	$94,728
Developed technology	10 years	77,000	(6,417)	70,583
Tradename	10 years	16,000	(1,333)	14,667
Backlog	3 months	7,000	(7,000)	—
Total		$200,300	$(20,322)	$179,978
All intangible assets are amortized over their estimated useful lives. The weighted average remaining amortization period for identifiable intangible assets acquired is 12 years. Amortization expense recognized during the twelve months ended December 31, 2023 was $20.3 million and was recorded in SG&A expenses in the consolidated statements of income. Estimated future amortization expense is as follows:

2024	15,987
2025	15,987
2026	15,987
2027	15,987
2028	15,987
Thereafter	100,043
Total	$179,978
6.Debt
We had no debt outstanding as of December 31, 2023 and 2022. We had $1.1 million in letters of credit outstanding and were in compliance with all covenants under the Amended ABL Credit Facility (as defined below) as of December 31, 2023.
In August 2018, Cactus LLC entered into a five-year senior secured asset-based revolving credit facility with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for such lenders and as an issuing bank and swingline lender (the “ABL Credit Facility”). The ABL Credit Facility and its amendments provided for up to $80.0 million in revolving commitments, up to $15.0 million of which was available for the issuance of letters of credit.
On February 28, 2023, in connection with the FlexSteel acquisition, Cactus Companies assumed the rights and obligations of Cactus LLC as Borrower under the ABL Credit Facility, and the ABL Credit Facility was amended and restated in its entirety (the “Amended ABL Credit Facility”). The Amended ABL Credit Facility provides for a term loan of $125.0 million and up to $225.0 million in revolving commitments, of which $20.0 million is available for the issuance of letters of credit. Subject to certain terms and conditions set forth in the Amended ABL Credit Facility, Cactus Companies may request additional revolving commitments in an amount not to exceed $50.0 million, for a total of up to $275.0 million in revolving commitments. The term loan under the Amended ABL Credit Facility was set to mature on February 27, 2026 and any revolving loans under the Amended ABL Credit Facility mature on July 26, 2027. The maximum amount that Cactus Companies may borrow under the Amended ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments.

We borrowed the full $125.0 million term loan amount and $30.0 million as a revolving loan at closing of the Amended ABL Credit Facility to fund a portion of the acquisition. The term loan was required to be repaid in regular set amounts starting July 1, 2023 as set forth in the amortization schedule in the Amended ABL Credit Facility and could be prepaid without the payment of any prepayment premium (other than customary breakage costs for Term Benchmark (as defined below) borrowings). The term loan and revolving loan were repaid in full in July 2023.
Borrowings under the Amended ABL Credit Facility bear interest at Cactus Companies’ option at either (i) the Alternate Base Rate (as defined therein) (“ABR”), or (ii) the Adjusted Term SOFR Rate (as defined therein) (“Term Benchmark”), plus, in each case, an applicable margin. Letters of credit issued under the Amended ABL Credit Facility accrue fees at a rate equal to the applicable margin for Term Benchmark borrowings. The applicable margin for revolving loan borrowings ranges from 0.0% to 0.5% per annum for revolving loan ABR borrowings and 1.25% to 1.75% per annum for revolving loan Term Benchmark borrowings and, in each case, is based on the average quarterly availability of the revolving loan commitment under the Amended ABL Credit Facility for the immediately preceding fiscal quarter. The unused portion of the revolving commitment under the Amended ABL Credit Facility is subject to a commitment fee of 0.25% per annum.
The Amended ABL Credit Facility contains various covenants and restrictive provisions that limit Cactus Companies’ and each of its subsidiaries’ ability to, among other things, incur additional indebtedness and create liens, make investments or loans, merge or consolidate with other companies, sell assets, make certain restricted payments and distributions and engage in transactions with affiliates. The obligations under the Amended ABL Credit Facility are guaranteed by certain subsidiaries of Cactus Companies and secured by a security interest in the accounts receivable, inventory and certain other real and personal property assets of Cactus Companies and the guarantors. Until the term loan was repaid in full, the Amended ABL Credit Facility required Cactus Companies to maintain a leverage ratio no greater than 2.50 to 1.00 based on the ratio of Total Indebtedness (as defined therein) to EBITDA (as defined therein). The Amended ABL Credit Facility requires Cactus Companies to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 based on the ratio of EBITDA (as defined therein) minus Unfinanced Capital Expenditures (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the ABL Credit Facility is under certain levels. If Cactus Companies fails to perform its obligations under the Amended ABL Credit Facility, (i) the revolving commitments under the Amended ABL Credit Facility could be terminated, (ii) any outstanding borrowings under the Amended ABL Credit Facility may be declared immediately due and payable and (iii) the lenders may commence foreclosure or other actions against the collateral.
The Amended ABL Credit Facility was amended in December 2023 to incorporate certain changes related to revised and new definitions associated with the satisfaction of payment conditions for restricted payments, investments, permitted acquisitions, periodic reporting and asset dispositions. The amendment did not change the ABR, applicable margin rates, commitment fees, the maturity date, borrowing availability or covenants under the Amended ABL Credit Facility other than timing of certain reporting requirements.
At December 31, 2023 and 2022, although there were no borrowings outstanding, the applicable margin on our Term Benchmark borrowings was 1.25%, plus the base rate of one, three or six month SOFR plus 0.10%, subject to a floor rate.
Interest (Income) Expense, net
Interest (income) expense, net, including deferred financing cost amortization, was comprised of the following:

	Year Ended December 31,
	2023	2022	2021
Interest under bank facilities	$3,818	$268	$313
Deferred financing cost amortization	4,514	165	168
Finance lease interest	1,110	628	520
Other	794	167	126
Interest income	(3,756)	(4,942)	(353)
Interest (income) expense, net	$6,480	$(3,714)	$774

7.Income Taxes
Domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
Domestic	$241,084	$155,380	$64,139
Foreign	21,292	21,172	11,006
Income before income taxes	$262,376	$176,552	$75,145
The provision for income taxes consisted of:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$18,354	$—	$—
State	4,040	1,231	348
Foreign	7,799	4,900	2,497
Total current income taxes	30,193	6,131	2,845
Deferred:
Federal	12,925	23,945	2,658
State	4,249	514	1,516
Foreign	169	840	656
Total deferred income taxes	17,343	25,299	4,830
Total provision for income taxes	$47,536	$31,430	$7,675
     The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	Year Ended December 31,
	2023	2022	2021
Income taxes at 21% statutory tax rate	$55,094	$37,076	$15,780
Net difference resulting from:
Profit of non-controlling interest not subject to U.S. federal tax	(9,951)	(7,339)	(3,754)
Foreign income taxes (net of foreign tax credit)	1,918	2,104	2,423
State income taxes (excluding rate change)	3,999	2,910	1,348
Impact of change in forecasted state income tax rate	4,906	(1,739)	1,347
Foreign withholding taxes	1,419	1,225	730
Change in valuation allowance	(12,067)	(1,381)	(8,977)
Adjustments of prior year taxes	480	(120)	79
Stock compensation	(1,193)	(1,743)	(1,096)
Nondeductible expenses associated with acquisition	3,951	—	—
Other	(1,020)	437	(205)
Total provision for income taxes	$47,536	$31,430	$7,675
Our effective tax rate was 18.1%, 17.8% and 10.2% for the years ended December 31, 2023, 2022 and 2021, respectively. Our effective tax rate is typically lower than the federal statutory rate of 21% due to the fact that Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus Companies (Cactus LLC prior to the CC Reorganization). Income allocated to the non-controlling interest is not subject to U.S. federal or state tax.

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Investment in Cactus Companies (Cactus LLC prior to the CC Reorganization)	$179,196	$299,253
Imputed interest	12,740	12,982
Tax credits	7,439	6,158
Net operating loss and other carryforwards	11,343	855
Other	359	—
Deferred tax assets	211,077	319,248
Valuation allowance	(6,225)	(17,604)
Deferred tax asset, net	204,852	301,644

Foreign withholding taxes	1,350	1,323
Other	2,239	643
Deferred tax liability, net	$3,589	$1,966
As of December 31, 2023, our liability related to the TRA was $270.9 million, representing 85% of the calculated net cash savings in the United States federal, state and local and franchise tax that we anticipate realizing in future years from certain increases in tax basis and certain tax benefits attributed to imputed interest as a result of our acquisition of CC Units (CW Units prior to the CC Reorganization). We have determined it is more-likely-than-not that we will be able to utilize all of our tax basis subject to the TRA; therefore, we have recorded a liability related to the TRA for the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of our acquisition (or deemed acquisition for United States federal income tax purposes) of CC Units (CW Units prior to the CC Reorganization). If we determine the utilization of this tax basis is not more-likely-than-not in the future, our estimate of amounts to be paid under the TRA would be reduced. In this scenario, the reduction of the liability under the TRA would result in a benefit to our pre-tax consolidated results of operations in conjunction with an increase to the valuation allowance and an offsetting adjustment to tax expense.
We record a deferred tax asset for the differences between our tax and book basis in the investment in Cactus Companies (Cactus LLC prior to the CC Reorganization) and imputed interest on the TRA. Based upon our cumulative earnings history and forecasted future sources of taxable income, we believe that we will be able to realize the majority of our U.S. deferred tax assets in the future. Subsequent to completion of the FlexSteel acquisition, we determined that we expect to generate sufficient taxable income of the appropriate type to allow for the realization of the deferred tax asset associated with our investment in Cactus Companies and recognized a $12.1 million tax benefit associated with the release of our valuation allowance previously provided. As such, as of December 31, 2023, we no longer have a valuation allowance against the deferred tax asset for the investment in Cactus Companies. During the first quarter of 2023, we recognized $4.3 million of tax expense associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state rate primarily due to state impacts of the FlexSteel acquisition. During the year ended December 31, 2022, as a result of redemptions of CW Units, we released $1.4 million of our valuation allowance and recorded a tax benefit of $1.4 million related to the realizable portion of the deferred tax asset. As of December 31, 2022, we had a valuation allowance of $12.2 million against the $299.3 million deferred tax asset. We also record deferred tax assets for imputed interest, certain tax credits and net operating loss and other carryforwards. As of December 31, 2023, we have a valuation allowance of $6.2 million against these deferred tax assets, primarily associated with our portion of Cactus Companies’ accrued foreign taxes and state tax credits, due to uncertainty of realization.
As of December 31, 2023, we have deferred tax assets on U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $8.3 million and $0.6 million, respectively, which can be used to offset U.S. federal and state taxes payable in future years. Additionally, we have a deferred tax asset on deferred interest of $2.5 million. The U.S. federal NOL and deferred interest carryforwards have no expiration date whereas the U.S. state NOL carryforwards generally will expire in periods beginning in 2040.
As a result of the FlexSteel acquisition, we acquired certain carryforward tax attributes, of which, $5.7 million were accounted for as unrecognized tax benefits in the acquisition accounting. This remains the balance of our uncertain tax positions as of December 31, 2023. We had no uncertain tax positions as of December 31, 2022. The unrecognized tax benefits have been offset by an indemnification receivable from the seller of $5.7 million.
One of our subsidiaries is in the process of finalizing an Internal Revenue Service (“IRS”) audit of its 2021 federal income tax return with the expectation that no changes will occur as a result of this examination. None of our state income tax returns are currently under examination by state taxing authorities. Our federal and state income tax returns for the years ended December 31, 2020 through December 31, 2022 remain open for all purposes of examination by the IRS and applicable state taxing jurisdictions. However, certain earlier tax years remain open for adjustment to the extent of their net operating loss and deferred interest carryforwards available for future utilization.
The Organization for Economic Cooperation and Development (“OECD”) recently enacted rules (“Pillar Two”) for a new, global minimum tax of at least 15% on income arising in low-tax jurisdictions. The Pillar Two rules are expected to be enacted beginning January 1, 2024. We are currently evaluating the impact this new legislation will have on our consolidated financial statements.
8.Stock-Based Compensation
We have a long-term incentive plan (“LTIP”) that provides for the grant of various stock-based compensation awards at the discretion of our compensation committee of our board of directors. Employees and non-employee directors are eligible to receive awards under the LTIP. Stock-based awards granted pursuant to the LTIP are expected to be settled in shares of our Class A common stock if they vest. Our stock-based awards do not have voting rights prior to vesting. Dividends declared are accumulated and paid upon vesting. We account for forfeitures when they occur and recognize the impact to stock-based compensation expense at that time. We recorded $18.1 million, $10.6 million and $8.6 million of stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021. Stock-based compensation expense is primarily recorded in selling, general and administrative expenses. We recognized $1.2 million, $1.7 million and $1.1 million in tax benefits for tax deductions from the vesting of stock-based awards benefits during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, 3.0 million stock awards were available for grant.
Restricted Stock Units
Restricted stock units (“RSUs”) granted to our key employees generally vest over a three-year period (vesting ratably in equal tranches over a three-year period); however, RSUs granted to our non-employee directors generally vest on the first anniversary of the grant date. We recognize compensation expense over the requisite service period using straight-line amortization.
The following table summarizes our RSU activity during the year ended December 31, 2023 (RSUs in thousands):

	No. of RSUs	Weighted Average Grant Date Fair Value ($)
Nonvested as of December 31, 2022	350	$36.27
Granted	484	43.19
Vested	(239)	31.57
Forfeited	(31)	44.43
Nonvested as of December 31, 2023	564	$43.75
The weighted average grant date fair value of RSUs granted was $43.19 during 2023, $55.06 during 2022 and $32.92 during 2021. The total fair value of RSUs vested was $10.1 million during 2023, $14.1 million during 2022 and $13.9 million during 2021. There was approximately $16.7 million of unrecognized compensation expense relating to the unvested RSUs as of December 31, 2023. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 2.3 years.
Performance Stock Units
Performance stock units (“PSUs”) are granted to our executive officers and in rare instances, other key employees. Under these awards, the number of shares vested and earned is typically determined at the end of a three-year performance period based on our Return on Capital Employed (“ROCE”). The number of shares earned may range from 0% to 200% of the target units set forth in the applicable award agreement and is determined at the end of the performance period conditioned upon continued service and on our achievement of certain predefined targets as defined in the underlying performance stock unit agreements. PSUs cliff vest upon conclusion of the three-year performance period. As the ROCE target represents a performance condition, we recognize compensation expense for the performance share units on a straight-line basis over three years based on the probable outcome of the ROCE performance.
The following table summarizes our PSU activity during the year ended December 31, 2023 (PSUs in thousands at their target number of shares, which assumes achievement of 100% of target, unless otherwise noted):

	No. of PSUs	Weighted Average Grant Date Fair Value ($)
Nonvested as of December 31, 2022	128	$43.63
Granted	149	44.20
Vested (1)	(131)	32.82
Forfeited	(35)	45.78
Performance adjustment (2)	65	32.82
Nonvested as of December 31, 2023	176	$47.71

(1)    Reflects shares vested at 200% of target based on actual ROCE performance upon conclusion of the three-year performance period.
(2)    Represents additional shares issued to participants upon vesting due to the ROCE performance metrics exceeding target upon conclusion of the three-year performance period.
The weighted average grant date fair value of PSUs granted was $44.20 during 2023, $55.02 during 2022 and $32.82 during 2021. The total fair value of PSUs vested was $5.9 million during 2023 (200% of target achieved) and $4.8 million during 2022 (80% of target achieved). No PSUs vested during 2021. As of December 31, 2023, there was approximately $3.5 million of unrecognized compensation expense relating to the unvested PSUs (based on the grant date fair value of the awards at 100% of target) which is expected to be recognized over a weighted average period of 1.7 years.
9.Revenue
We disaggregate revenue from contracts with customers into three revenue categories: (i) product revenues, (ii) rental revenues and (iii) field service and other revenues. We have predominately domestic operations, with a small amount of sales in Australia, Canada, the Middle East and other international markets. For the year ended December 31, 2023, we derived 74% of our total revenues from the sale of our products, 10% of our total revenues from rental and 16% of our total revenues from field service and other. This compares to 66% of our total revenues from the sale of our products, 14% of our total revenues from rental and 20% of our total revenues from field service and other for the year ended December 31, 2022.  In 2021, we derived 64% of our total revenues from the sale of our products, 14% from rental and 22% from field service and other. The following table presents our revenues disaggregated by category:

	Year Ended December 31,
	2023	2022	2021
Product revenue	$810,379	$452,615	$280,907
Rental revenue	113,631	100,453	61,629
Field service and other revenue	172,950	135,301	96,053
Total revenue	$1,096,960	$688,369	$438,589
At December 31, 2023, we had a deferred revenue balance of $8.1 million compared to the December 31, 2022 balance of $1.5 million included in accrued expenses and other current liabilities in the consolidated balance sheets. Deferred revenue represents our obligation to transfer products or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of December 31, 2023, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.

10.Leases
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
The following are the components of operating and finance lease costs:

	Year Ended December 31,
	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$7,307	$5,516
Interest expense	1,110	628
Operating lease cost	6,123	6,564
Short-term lease cost	4,175	1,515
Sublease income	(396)	(353)
Total lease cost	$18,319	$13,870
The following is supplemental cash flow information for our operating and finance leases:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,110	$628
Operating cash flows from operating leases	6,143	6,524
Financing cash flows from finance leases	7,652	6,055
Total	$14,905	$13,207

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$6,361	$6,565
Finance leases	11,159	7,941
Total	$17,520	$14,506
The following is the aggregate future lease payments for operating and finance leases as of December 31, 2023:

	Operating	Finance
2024	$5,133	$8,529
2025	4,709	5,615
2026	4,041	4,931
2027	3,666	60
2028	3,251	—
Thereafter	5,941	—
Total undiscounted lease payments	26,741	19,135
Less: effects of discounting	(3,400)	(2,503)
Present value of lease payments	$23,341	$16,632

The following represents the average lease terms and discount rates for our operating and finance leases:

	Year Ended December 31,
	2023		2022
Weighted average remaining lease term:
Finance leases	1.9	years	2.0	years
Operating leases	6.1	years	6.5	years

Weighted average discount rate
Finance leases	16.28%		11.97%
Operating leases	3.59%		2.96%
As a lessor, we rent a fleet of frac valves and ancillary equipment and equipment used for pipe installation for short-term rental periods, typically one to three months. Our lessor portfolio consists mainly of operating leases for equipment utilized during the drilling, completion and production phases of our customers’ wells. At this time, most lessor agreements contain less than three-month terms with no renewal options that are reasonably certain to exercise, or early termination options based on established terms specific to the individual agreement. See Note 9 for disaggregation of revenue.
11.Tax Receivable Agreement
In connection with our IPO, we entered into the TRA with certain direct and indirect owners of Cactus LLC (after the CC Reorganization, Cactus Companies). These owners are referred to as the “TRA Holders”. The TRA generally provides for payment by Cactus Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances as a result of (i) certain increases in tax basis that occur as a result of Cactus Inc.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s CW Units (or CC Units after the CC Reorganization) in connection with our IPO or any subsequent offering, or pursuant to any other exercise of the Redemption Right or the Call Right (each as defined below), (ii) certain increases in tax basis resulting from the repayment of borrowings outstanding under Cactus LLC’s term loan facility in connection with our IPO and (iii) imputed interest deemed to be paid by Cactus Inc. as a result of, and additional tax basis arising from, any payments Cactus Inc. makes under the TRA. We retain the remaining 15% of the cash savings.
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. As of December 31, 2023, the total liability from the TRA was $270.9 million with $20.9 million reflected in current liabilities based on the expected timing of our next payment. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus Companies or Cactus Inc.
The term of the TRA commenced upon completion of our IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we exercise our right to terminate the TRA. If we elect to terminate the TRA early (or it is terminated early due to certain mergers, asset sales, other forms of business combinations or other changes of control relating to Cactus Companies, our obligations under the TRA would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the TRA and such payment is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the TRA, including the assumptions that (i) we have sufficient taxable income to fully utilize the tax benefits covered by the TRA and (ii) any CC Units (other than those held by Cactus Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates.
We may elect to defer payments due under the TRA if we do not have available cash to satisfy our payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date.
12.Equity
As of December 31, 2023, Cactus Inc. owned 82.3% of Cactus Companies, as compared to 80.3% of Cactus LLC (prior to the CC Reorganization) as of December 31, 2022. As of December 31, 2023, Cactus Inc. had outstanding 65.4 million shares of Class A common stock (representing 82.3% of the total voting power) and 14.0 million shares of Class B common stock (representing 17.7% of the total voting power).
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
FlexSteel Acquisition
In conjunction with the FlexSteel acquisition, a restricted stock award of 128,150 shares of Class A common stock was issued under the Company’s long-term incentive plan to a key employee in exchange for cash consideration of $6.5 million. The shares were restricted from sale or trading and were subject to vesting requirements for one year from grant date. The agreement included a guaranteed payment provision whereby if the fair market value of the restricted shares was below the purchase price upon vesting, Cactus would compensate the key employee for the difference in price plus a gross-up for taxes. The restricted stock award early vested in October 2023 when the employee separated from the Company. The guaranteed payment provision was not triggered when the shares vested; therefore, no cash payment was required or made in accordance with the terms of this agreement.
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
Redemptions of CC Units
Pursuant to the Cactus Companies LLC Agreement, each holder of CC Units has, subject to certain limitations, the right (the “Redemption Right”) to cause Cactus Companies to acquire all or at least a minimum portion of its CC Units for, at Cactus Companies’ election, (x) shares of our Class A common stock at a redemption ratio of one share of Class A common stock for each CC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions, or (y) an equivalent amount of cash. Alternatively, upon the exercise of such redemption right, Cactus Inc. (instead of Cactus Companies) has the right (the “Call Right”) to acquire each tendered CC Unit directly from the exchanging CC Unit Holder for, at its election, (x) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, or (y) an equivalent amount of cash. In connection with any redemption of CC Units pursuant to such Redemption Right or our Call Right, the corresponding number of shares of Class B common stock will be canceled.
Any exercise by Cactus Companies or Cactus Inc. of the right to acquire redeemed CC Units for cash must be approved by the board of directors of Cactus Inc. To date, neither Cactus Inc. nor Cactus Companies (Cactus LLC prior to the CC Reorganization) have elected to acquire CC Units (including CW Units prior to the CC Reorganization) for cash in connection with exchanges by CC Unit Holders (CW Unit Holders prior to the CC Reorganization). It is the policy of Cactus Inc. that any exercise by Cactus Inc. or Cactus Companies of the right to acquire redeemed CC Units for cash must be approved by a majority of those members of the board of directors of Cactus Inc. who have no interest in such transaction.

Since our IPO in February 2018, an aggregate of 46.5 million CC Units (including CW Units prior to the CC Reorganization) and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock. The following is a rollforward of ownership of CC Units (including CW Units prior to the CC Reorganization) for the three years ended December 31, 2023 (in thousands):

Units
CW Units outstanding as of December 31, 2020	27,655
2021 Secondary Offering	(6,273)
Cadent redemption in June 2021	(3,292)
Cadent redemption in September 2021	(715)
Other CW Unit redemptions	(701)
CW Units outstanding as of December 31, 2021	16,674
CW Unit redemptions	(1,696)
CW Units outstanding as of December 31, 2022	14,978
CC Unit redemptions	(944)
CC Units outstanding as of December 31, 2023	14,034
In addition to the redemptions associated with the 2021 Secondary Offering (as defined below) and the 2021 redemptions by Cadent (as defined below) and its affiliates, certain CC Unit Holders (CW Unit Holders prior to the CC Reorganization) redeemed 0.9 million, 1.7 million and 0.7 million CC Units (CW Units prior to the CC Reorganization), together with a corresponding number of shares of Class B common stock, pursuant to the Redemption Right for the years ended December 31, 2023, 2022 and 2021, respectively. Cactus Inc. acquired the redeemed CC Units (CW Units prior to the CC Reorganization) and a corresponding number of shares of Class B common stock (which shares of Class B common stock were then canceled) and issued 0.9 million, 1.7 million and 0.7 million shares of Class A common stock to the redeeming CC Unit Holders (CW Unit Holders prior to the CC Reorganization) during the same respective time periods. As a result of all of the CC Unit (CW Units prior to the CC Reorganization) redemptions during the years ended December 31, 2023, 2022 and 2021, Cactus Inc. increased its ownership in Cactus Companies (Cactus LLC prior to the CC Reorganization) and accordingly, increased its equity by approximately $12.8 million, $13.7 million and $79.4 million, respectively, resulting from a reduction in the non-controlling interest.
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
Dividends
Aggregate cash dividends of $0.46, $0.44 and $0.38 per share of Class A common stock declared during the years ended December 31, 2023, 2022 and 2021 totaled $30.3 million, $26.9 million and $21.2 million, respectively. Cash dividends paid during the years ended December 31, 2023, 2022 and 2021 totaled $30.1 million, $26.7 million and $21.2 million, respectively. Dividends accrue on unvested stock-based awards on the date of record and are paid upon vesting. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to our CC Unit Holders (CW Unit Holders prior to the CC Reorganization) for any dividends declared on our Class A common stock. See Note 16 for further discussion of distributions made by Cactus Companies.
Share Repurchase Program
On June 6, 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the twelve months ended December 31, 2023, the Company purchased and retired 8,232 shares of Class A common stock for $0.3 million or $39.78 average price per share excluding commissions, under the share repurchase program. As of December 31, 2023, $149.7 million remained authorized for future repurchases of Class A common stock under the program.
Limitation of Members’ Liability
Under the terms of the Cactus Companies LLC Agreement, the members of Cactus Companies are not obligated for debt, liabilities, contracts or other obligations of Cactus Companies. Profits and losses are allocated to members as defined in the Cactus Companies LLC Agreement.
13.Commitments and Contingencies
We are involved in various disputes arising in the ordinary course of business. Management does not believe the outcome of these disputes will have a material adverse effect on our consolidated financial position or consolidated results of operations.
14. Fair Value Measurements
Authoritative guidance on fair value measurements provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The carrying value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value based on the short-term nature of these accounts. The fair value of our foreign currency forwards was less than $0.1 million as of December 31, 2023 and 2022, determined using market observable inputs including forward and spot prices (Level 2 inputs). We had no long-term debt outstanding as of December 31, 2023 or 2022.
The following table sets forth our liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Earn-out liability	$—	$—	$20,810	$20,810

The earn-out liability related to the FlexSteel acquisition (see Note 3) is measured at fair value using Level 3 unobservable inputs at the end of each reporting period with changes in its estimated fair value recorded in earnings until the liability is settled. The fair value is determined based on the evaluation of the probability and amount of earn-out that may be achieved based on expected future performance of FlexSteel using a Monte Carlo simulation model. The Monte Carlo simulation model uses assumptions including revenue volatilities, risk free rates, credit discount rates and revenue discount rates. The following table sets forth the range of inputs for the significant assumptions utilized to determine the fair value of the earn-out payment as of December 31, 2023:

	December 31, 2023
Risk-free interest rate	5.40%	to	5.63%
Expected revenue volatility	21.70%
Revenue discount rate	10.02%	to	10.23%
Credit discount rate	9.85%
The following table presents a summary of the changes in fair value of our earn-out liability measured using Level 3 inputs:

Opening balance at February 28, 2023	$5,960
Changes in fair value	14,850
Balance at December 31, 2023	$20,810
15.Segment Reporting
Prior to the acquisition of FlexSteel, we operated in a single operating segment which reflected how our business was managed and the nature of our products and services. Upon completion of the acquisition, we re-evaluated our reportable segments and now report two operating segments. The operating segments have been identified based on the Company’s management structure, the different products and services offered by each and the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker or “CODM”) to assess segment performance and allocate resources among segments.
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
Financial information by segment for the years ended December 31, 2023, 2022, and 2021 is summarized below.

	Year Ended December 31,
	2023	2022	2021
Revenue:
Pressure Control	$756,727	$688,369	$438,589
Spoolable Technologies	340,233	—	—
Total revenues	1,096,960	688,369	438,589
Operating income:
Pressure Control	236,934	202,650	91,579
Spoolable Technologies(1)	62,172	—	—
Total segment operating income	299,106	202,650	91,579
Corporate and other expenses(2)	(34,740)	(27,902)	(16,152)
Total operating income	264,366	174,748	75,427
Interest income (expense), net	(6,480)	3,714	(774)
Other income (expense), net	4,490	(1,910)	492
Income before income taxes	$262,376	$176,552	$75,145

(1)    Includes approximately $23.5 million of inventory step-up expense as a result of purchase accounting and $14.9 million of expense related to the change in fair value of the earn-out liability.
(2)    Comprised primarily of expenses not allocated to our operating segments. Corporate and other expenses were previously included in our Pressure Control segment. The information for fiscal year 2022 and 2021 has been recast to align with the presentation for the year ended December 31, 2023.
Additional financial information by operating segment for the years ended December 31, 2023, 2022, and 2021 is summarized below.

	Year Ended December 31,
	2023	2022	2021
Depreciation and amortization:
Pressure Control	$30,898	$34,124	$36,308
Spoolable Technologies	34,147	—	—
Total depreciation and amortization	$65,045	$34,124	$36,308
Capital expenditures:
Pressure Control	$40,940	$28,291	$13,939
Spoolable Technologies	3,037	—	—
Total capital expenditures	$43,977	$28,291	$13,939
Segment Assets:(1)
Pressure Control	$437,887	$447,937	$353,757
Spoolable Technologies	713,007	—	—
Total segment assets	1,150,894	447,937	353,757
Corporate and other(2)	371,667	670,959	628,321
Total assets	$1,522,561	$1,118,896	$982,078

(1)    Segment assets consist of accounts receivables, inventories, prepaid expenses and other current assets, property and equipment, net, goodwill and other intangible assets, net.
(2)    Consists primarily of cash and cash equivalents and deferred tax assets.
Based on the location where the sale originated, revenues in the United States exceeded 95% of total revenues during each of the three years ended December 31, 2023. Additionally, tangible long-lived assets in the United States exceeded 90% of total tangible long-lived assets as of December 31, 2023, 2022 and 2021.
16.Related Party Transactions
When needed, we rent a plane under dry lease from a company owned by a member of Cactus Companies. These transactions are under short-term rental arrangements and the agreement governing these transactions does not qualify as a lease. Effective January 1, 2022, we pay a base hourly rent of $2,500 per flight hour of use (increased from $1,750 per flight hour) of the aircraft, payable monthly, for the hours of aircraft operation. During the year ended December 31, 2023, expense recognized in connection with these rentals totaled $0.3 million as compared to $0.2 million during each of the years ended December 31, 2022 and 2021. As of December 31, 2023 and 2022, we owed less than $0.1 million to the related party which are included in accounts payable in the consolidated balance sheets. We are also responsible for employing pilots and fuel expenses. Our Chief Executive Officer and President reimburse the Company up to $2,350 per day for their personal use of the pilots employed by the Company, depending on how many company pilots are utilized for the day.
The TRA agreement is with certain direct and indirect holders of CC Units (CW Unit Holders prior to the CC Reorganization), including certain of our officers, directors and employees. These TRA Holders have the right in the future to receive 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. The total liability from the TRA as of December 31, 2023 was $270.9 million. We pay professional fees to assist with maintenance of the TRA and composite tax payments in advance of the state tax return filings which are reimbursable from the TRA Holders. As of December 31, 2023 and 2022, amounts due from the TRA

Holders for fees and estimated state tax payments made on their behalf totaled $0.3 million and $0.1 million, respectively. The balances are included in accounts receivable, net in the consolidated balance sheets.
Distributions made by Cactus Companies (Cactus LLC prior to the CC Reorganization) are generally required to be made pro rata among all its members. During the years ended December 31, 2023, 2022 and 2021, Cactus Companies (Cactus LLC prior to the CC Reorganization) distributed $75.8 million, $38.6 million and $30.6 million, respectively, to Cactus Inc. to fund its dividend, TRA liability and estimated tax payments. During the year ended December 31, 2023, Cactus Companies made pro rata distributions to the other members totaling $16.6 million. During the years ended December 31, 2022 and 2021, Cactus LLC made pro rata distributions to the other members totaling $9.7 million.
17.Earnings Per Share
Basic earnings per share of Class A common stock is calculated by dividing the net income attributable to Cactus Inc. during the period by the weighted average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share of Class A common stock is calculated by dividing the net income attributable to Cactus Inc. during that period by the weighted average number of common shares outstanding assuming all potentially dilutive shares were issued. We use the if-converted method to determine the potential dilutive effect of outstanding CC Units (CW Units prior to the CC Reorganization) and corresponding shares of outstanding Class B common stock. We use the treasury stock method to determine the potential dilutive effect of our unvested stock-based compensation awards assuming that the proceeds will be used to purchase shares of Class A common stock. For our unvested performance stock units, we first apply the criteria for contingently issuable shares before determining the potential dilutive effect using the treasury stock method.
The following table summarizes the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income attributable to Cactus Inc.—basic	$169,171	$110,174	$49,593
Net income attributable to non-controlling interest(1)	35,075	27,235	13,744
Net income attributable to Cactus Inc.—diluted(1)	$204,246	$137,409	$63,337
Denominator:
Weighted average Class A shares outstanding—basic	64,641	60,323	55,398
Effect of dilutive shares	14,819	16,014	20,709
Weighted average Class A shares outstanding—diluted	79,460	76,337	76,107

Earnings per Class A share—basic	$2.62	$1.83	$0.90
Earnings per Class A share—diluted(1)	$2.57	$1.80	$0.83
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 26%, 25% and 27% for the years ended December 31, 2023, 2022 and 2021, respectively.
18.Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2023	2022	2021
Right-of-use assets obtained in exchange for new lease obligations	$17,520	$14,506	$15,283
Property and equipment in accounts payable	1,997	1,369	405
Cash paid for interest and income taxes was as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for interest	$5,629	$1,063	$959
Cash paid for income taxes, net	25,998	5,502	4,542

During the years ended December 31, 2023, 2022 and 2021, we issued 0.9 million, 1.7 million and 11.0 million shares of Class A common stock, respectively, pursuant to redemptions of CC Units (CW Units prior to the CC Reorganization) by holders thereof.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act as amended) as of December 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Management’s Report on Internal Control Over Financial Reporting
Management’s annual report on internal control over financial reporting is incorporated by reference to page 35 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Except as noted above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cactus, Inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item (and only such information) is incorporated by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2023 (“Proxy Statement”).
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

10.3†
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
10.7†*
Schedule of Director and Officer Indemnification Agreements Identical in All Material Respects to the Form of Director and Officer Indemnification Agreement Filed as Exhibit 10.6 to this Annual Report pursuant to Instruction 2 to Item 601 of Regulation S-K

Exhibit No.	Description
10.8	Tax Receivable Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)
10.9	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)
10.10†
Cactus, Inc. Long-Term Incentive Plan (amended and restated effective May 16, 2023) (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on March 30, 2023)

10.11†
Form of Restricted Stock Agreement under the Cactus Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S‑1 Registration Statement filed with the Commission on January 12, 2018)

10.12†
Form of Restricted Stock Unit Agreement under the Cactus Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Form S‑1 Registration Statement filed with the Commission on January 12, 2018)

10.13
Amended and Restated Credit Agreement, dated as of February 28, 2023, among Cactus Companies, LLC, as borrower, certain subsidiaries of Cactus Companies, LLC, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K filed with the Commission on March 1, 2023)

10.14*
First Amendment to Amended and Restated Credit Agreement, dated as of February 28, 2023, among Cactus Companies, LLC, as borrower, certain subsidiaries of Cactus Companies, LLC, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender

10.15†
Form of Restricted Stock Unit Agreement (Directors, one-year vesting) (incorporated by reference to Exhibit 4.7 to the Registrants Form S-8 Registration Statement filed with the Commission on May 29, 2018)

10.16†
Form of Restricted Stock Unit Agreement (Directors, three-year vesting) (incorporated by reference to Exhibit 4.8 to the Registrants Form S-8 Registration Statement filed with the Commission on May 29, 2018)

10.17†
Form of Performance Stock Unit Agreement (three-year vesting) under the Cactus, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on March 17, 2020)

10.18†
Form of Performance Stock Unit Agreement (two and three-year vesting) under the Cactus, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on March 17, 2020)

10.19†
Form of Performance Stock Unit Agreement under the Cactus, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K filed with the Commission on February 28, 2022)

10.20†
Form of Restricted Stock Agreement (four-year cliff vesting) under the Cactus, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on May 10, 2023)

10.21†
Offer Letter to Stephen Tadlock dated May 30, 2017 (incorporated by reference to Item 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on March 15, 2019)

10.22†	Offer Letter to William Marsh dated April 25, 2022 (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K filed with the Commission on March 1, 2023)
10.23†*	Offer Letter to Alan Keifer dated November 13, 2023
21.1*	List of Subsidiaries of Cactus, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Policy for Recovery of Performance-Based Incentive Compensation from Executive Officers
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Inline Taxonomy Extension Schema Document
101.CAL*	XBRL Inline Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Inline Taxonomy Label Linkbase Document

Exhibit No.	Description
101.PRE*	XBRL Inline Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Inline Taxonomy Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.
**   Furnished herewith.
†     Management contract or compensatory plan or arrangement.
Item 16.    Form 10‑K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cactus, Inc.

Date: February 29, 2024	By:	/s/ Scott Bender
Scott Bender
Chief Executive Officer, Chairman of the Board and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Bender	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 29, 2024
Scott Bender

/s/ Alan Keifer	Interim Chief Financial Officer (Principal Financial Officer)	February 29, 2024
Alan Keifer

/s/ Donna Anderson	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2024
Donna Anderson

/s/ Joel Bender	President and Director	February 29, 2024
Joel Bender

/s/ Melissa Law	Director	February 29, 2024
Melissa Law

/s/ Michael McGovern	Director	February 29, 2024
Michael McGovern

/s/ John (Andy) O’Donnell	Director	February 29, 2024
John (Andy) O’Donnell

/s/ Gary Rosenthal	Director	February 29, 2024
Gary Rosenthal

/s/ Bruce Rothstein	Director	February 29, 2024
Bruce Rothstein

/s/ Alan Semple	Director	February 29, 2024
Alan Semple

/s/ Tym Tombar	Director	February 29, 2024
Tym Tombar