Form 10-Q
period 2024-03-31
Cactus, Inc.
filed 2024-05-02
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of April 30, 2024, the registrant had 65,706,197 shares of Class A common stock, $0.01 par value per share, and 13,848,630 shares of Class B common stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements described under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Annual Report”) and other cautionary statements contained herein and in our Exchange Act filings. Forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Should one or more of the risks or uncertainties described in our 2023 Annual Report or other Exchange Act filings occur, or should underlying assumptions prove incorrect, our actual results could differ materially from those expressed in any forward-looking statements.
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
i

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except per share data)	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$194,257	$133,792
Accounts receivable, net of allowance of $3,803 and $3,642, respectively	207,624	205,381
Inventories	204,049	205,625
Prepaid expenses and other current assets	11,027	11,380
Total current assets	616,957	556,178
Property and equipment, net	344,973	345,502
Operating lease right-of-use assets, net	24,429	23,496
Intangible assets, net	175,981	179,978
Goodwill	203,028	203,028
Deferred tax asset, net	201,037	204,852
Other noncurrent assets	9,482	9,527
Total assets	$1,575,887	$1,522,561
Liabilities and Equity
Current liabilities
Accounts payable	$66,142	$71,841
Accrued expenses and other current liabilities	58,284	50,654
Earn-out liability	34,114	20,810
Current portion of liability related to tax receivable agreement	20,855	20,855
Finance lease obligations, current portion	7,181	7,280
Operating lease liabilities, current portion	4,094	4,220
Total current liabilities	190,670	175,660
Deferred tax liability, net	3,743	3,589
Liability related to tax receivable agreement, net of current portion	250,069	250,069
Finance lease obligations, net of current portion	9,529	9,352
Operating lease liabilities, net of current portion	20,283	19,121
Other noncurrent liabilities	1,004	—
Total liabilities	475,298	457,791
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 65,518 and 65,409 shares issued and outstanding	655	654
Class B common stock, $0.01 par value, 215,000 shares authorized, 14,034 and 14,034 shares issued and outstanding	—	—
Additional paid-in capital	462,464	465,012
Retained earnings	431,703	400,682
Accumulated other comprehensive loss	(1,456)	(826)
Total stockholders’ equity attributable to Cactus Inc.	893,366	865,522
Non-controlling interest	207,223	199,248
Total stockholders’ equity	1,100,589	1,064,770
Total liabilities and equity	$1,575,887	$1,522,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Revenues
Product revenue	$207,511	$159,510
Rental revenue	23,943	27,817
Field service and other revenue	42,669	41,078
Total revenues	274,123	228,405
Costs and expenses
Cost of product revenue	120,666	100,815
Cost of rental revenue	12,946	16,084
Cost of field service and other revenue	35,235	31,917
Selling, general and administrative expenses	29,422	29,901
Change in fair value of earn-out liability	13,304	—
Total costs and expenses	211,573	178,717
Operating income	62,550	49,688

Interest income, net	689	1,002
Other income, net	—	3,538
Income before income taxes	63,239	54,228
Income tax expense	13,424	1,940
Net income	$49,815	$52,288
Less: net income attributable to non-controlling interest	10,850	9,394
Net income attributable to Cactus Inc.	$38,965	$42,894

Earnings per Class A share - basic	$0.60	$0.67
Earnings per Class A share - diluted	$0.59	$0.63

Weighted average Class A shares outstanding - basic	65,378	63,740
Weighted average Class A shares outstanding - diluted	79,556	79,155
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$49,815	$52,288
Foreign currency translation adjustments	(803)	303
Comprehensive income	$49,012	$52,591
Less: comprehensive income attributable to non-controlling interest	10,677	9,477
Comprehensive income attributable to Cactus Inc.	$38,335	$43,114
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	65,409	$654	14,034	$—	$465,012	$400,682	$(826)	$199,248	$1,064,770
Member distributions	—	—	—	—	—	—	—	(1,684)	(1,684)
Tax impact of equity transactions	—	—	—	—	234	—	—	—	234
Equity award vestings	196	2	—	—	(3,466)	—	—	(1,432)	(4,896)
Other comprehensive loss	—	—	—	—	—	—	(630)	(173)	(803)
Share repurchases	(87)	(1)	—	—	(2,996)	—	—	(375)	(3,372)
Stock-based compensation	—	—	—	—	3,680	—	—	789	4,469
Cash dividends declared ($0.12 per share)	—	—	—	—	—	(7,944)	—	—	(7,944)
Net income	—	—	—	—	—	38,965	—	10,850	49,815
Balance at March 31, 2024	65,518	$655	14,034	$—	$462,464	$431,703	$(1,456)	$207,223	$1,100,589

Balance at December 31, 2022	60,903	$609	14,978	$—	$310,528	$261,764	$(984)	$138,528	$710,445
Issuance of common stock	3,352	34	—	—	143,302	—	—	26,033	169,369
Member distributions	—	—	—	—	—	—	—	(1,644)	(1,644)
Tax impact of equity transactions	—	—	—	—	(13,981)	—	—	16,826	2,845
Equity award vestings	193	2	—	—	(3,009)	—	—	(1,336)	(4,343)
Other comprehensive income	—	—	—	—	—	—	220	83	303
Stock-based compensation	—	—	—	—	3,004	—	—	699	3,703
Cash dividends declared ($0.11 per share)	—	—	—	—	—	(7,130)	—	—	(7,130)
Net income	—	—	—	—	—	42,894	—	9,394	52,288
Balance at March 31, 2023	64,448	$645	14,978	$—	$439,844	$297,528	$(764)	$188,583	$925,836
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net income	$49,815	$52,288
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	15,046	13,110
Deferred financing cost amortization	280	291
Stock-based compensation	4,432	3,841
Provision for expected credit losses	162	(376)
Inventory obsolescence	1,062	576
Gain on disposal of assets	(208)	(1,033)
Deferred income taxes	4,403	(1,406)
Change in fair value of earn-out liability	13,304	(121)
Gain from revaluation of liability related to tax receivable agreement	—	(3,417)
Changes in operating assets and liabilities:
Accounts receivable	(3,011)	(12,883)
Inventories	234	20,565
Prepaid expenses and other assets	128	2,151
Accounts payable	(8,132)	(6,282)
Accrued expenses and other liabilities	8,748	(6,842)
Net cash provided by operating activities	86,263	60,462
Cash flows from investing activities
Acquisition of a business, net of cash and cash equivalents acquired	—	(618,857)
Capital expenditures and other	(7,902)	(15,928)
Proceeds from sales of assets	1,094	1,633
Net cash used in investing activities	(6,808)	(633,152)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	155,000
Net proceeds from the issuance of Class A common stock	—	169,878
Payments of deferred financing costs	—	(6,665)
Payments on finance leases	(2,031)	(1,709)
Dividends paid to Class A common stock shareholders	(8,144)	(7,353)
Distributions to members	(1,684)	(1,645)
Repurchases of shares	(8,268)	(4,343)
Net cash provided by (used in) financing activities	(20,127)	303,163
Effect of exchange rate changes on cash and cash equivalents	1,137	422
Net increase (decrease) in cash and cash equivalents	60,465	(269,105)
Cash and cash equivalents, beginning of period	133,792	344,527
Cash and cash equivalents, end of period	$194,257	$75,422

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$1,611	$556
Cash paid for interest	$535	$327
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new lease obligations	$4,515	$4,874
Property and equipment in accounts payable	$2,637	$1,249
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
On February 28, 2023, Cactus Inc. through one of its subsidiaries, completed the acquisition of the FlexSteel business through a merger (the “Merger”) with HighRidge Resources, Inc. and its subsidiaries (“HighRidge”). On February 27, 2023, in order to facilitate the Merger with HighRidge, an internal reorganization was completed in which Cactus Companies acquired all of the outstanding units representing ownership interests in Cactus Wellhead, LLC (“Cactus LLC”), the operating subsidiary of Cactus Inc. (the “CC Reorganization”). The purpose of the Merger was to effect the acquisition of the operations of FlexSteel Holdings, Inc. and its subsidiaries. FlexSteel Holdings, Inc. was a wholly-owned subsidiary of HighRidge prior to the Merger and was converted into a limited liability company, contributed from HighRidge to Cactus Companies as part of the CC Reorganization and is now named FlexSteel Holdings, LLC (“FlexSteel”). The results of operations of FlexSteel have been reflected in our accompanying condensed consolidated financial statements from the closing date of the acquisition. See Note 2 for additional information related to the acquisition.
Following the acquisition of FlexSteel, we now operate in two business segments: Pressure Control and Spoolable Technologies.
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our Annual Report on Form 10-K for the year ended December 31, 2023.
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
2.FlexSteel Acquisition
On February 28, 2023 we completed the acquisition of FlexSteel. Including final adjustments for closing working capital, cash on hand and indebtedness adjustments as set forth in the merger agreement, we paid total cash consideration of $621.5 million. There is also a future earn-out payment of up to $75.0 million to be paid no later than the third quarter of 2024, if certain revenue targets are met by FlexSteel.
Purchase Price Consideration
The final purchase price consideration for the acquisition was $627.5 million and is summarized as follows:

Purchase Price Consideration
Cash consideration	$621,505
Add: Contingent consideration (1)	5,960
Fair value of consideration transferred	$627,465
(1) Represents the estimated fair value as of the acquisition date of the earn-out payment of up to $75.0 million of additional cash consideration if certain revenue targets are met by FlexSteel. The estimated fair value of the earn-out payment was determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate.
Changes in the fair value of the earn-out liability subsequent to the acquisition date are recognized in the consolidated statements of income. As of March 31, 2024, the estimated earn-out payment is $34.1 million. The increase is based on the improvements in FlexSteel's expected revenues for the period January 1, 2023 through June 30, 2024, compared to projections made at the time of the acquisition. See further discussion of the calculation of fair value of the earn-out liability in Note 12.

Purchase Price Allocation
The following table provides the final allocation of the purchase price as of the acquisition date:

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

The acquisition was accounted for using the acquisition method of accounting, with Cactus being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities were recorded at their respective fair values as of the acquisition date. Fair values were determined by management, based in part on independent valuations performed by third-party valuation specialists. The valuation methods used to determine the fair value of intangible assets included the excess earnings approach for customer relationships and backlog using customer inputs and contributory charges and the relief from royalty method for tradename and developed technology.

The fair values determined for accounts receivable, accounts payable and most other current assets and liabilities, other than inventory, were equivalent to the carrying value due to their short-term nature. Acquired inventories were comprised of raw materials, work-in-progress and finished goods. The fair value of finished goods was calculated as the estimated selling price, less costs of the selling effort and a reasonable profit allowance relating to the selling effort. The fair value of identifiable fixed assets was calculated using a combination of valuation approaches, but primarily consisted of the cost approach which adjusts estimates of replacement cost for the age, condition and utility of the associated assets.

Goodwill is calculated as the excess of the purchase price over the estimated fair value of net assets acquired.
Pro forma financial information
The pro forma financial information below represents the combined results of operations as if the acquisition had occurred as of January 1, 2022. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

Three Months Ended March 31,
2023
Revenues	$281,784
Net Income attributable to Cactus, Inc.	40,803

3.Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas exploration and production companies located in the U.S. Our receivables are short-term in nature and typically due in 30 to 60 days. We do not accrue interest on delinquent receivables. Accounts receivable includes amounts billed and currently due from customers and unbilled amounts for products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of March 31, 2024 and December 31, 2023 was $31.7 million and $26.8 million, respectively.
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

	Balance at Beginning of Period	Expense (Recovery)	Write off	Translation Adjustments	Balance at End of Period
Three Months Ended March 31, 2024	$3,642	$162	$(1)	$—	$3,803
Three Months Ended March 31, 2023	1,060	(376)	(19)	2	667
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

	March 31, 2024	December 31, 2023
Raw materials	$18,941	$22,373
Work-in-progress	13,330	11,471
Finished goods	171,778	171,781
	$204,049	$205,625

5.Property and Equipment, net
Property and equipment are stated at cost. We manufacture or construct most of our Pressure Control rental equipment assets. During the manufacture of these assets, they are reflected as construction in progress until complete. Property and equipment consists of the following:

	March 31, 2024	December 31, 2023
Land	$16,442	$16,442
Buildings and improvements	132,091	131,974
Machinery and equipment	130,082	128,962
Reels and skids	16,124	16,181
Vehicles	37,657	36,552
Rental equipment	219,692	218,340
Furniture and fixtures	1,908	1,913
Computers and software	4,112	3,951
Gross property and equipment	558,108	554,315
Less: Accumulated depreciation	(239,984)	(231,594)
Net property and equipment	318,124	322,721
Construction in progress	26,849	22,781
Total property and equipment, net	$344,973	$345,502
6.Other Intangible Assets
The following table presents the detail of acquired intangible assets:

	March 31, 2024			December 31, 2023
	Gross Cost	Accumulated Amortization	Net Cost	Gross Cost	Accumulated Amortization	Net Cost
Customer relationships	$100,300	$(7,244)	$93,056	$100,300	$(5,572)	$94,728
Developed technology	77,000	(8,342)	68,658	77,000	(6,417)	70,583
Tradename	16,000	(1,733)	14,267	16,000	(1,333)	14,667
Backlog	7,000	(7,000)	—	7,000	(7,000)	—
Total	$200,300	$(24,319)	$175,981	$200,300	$(20,322)	$179,978
All intangible assets are amortized over their estimated useful lives. The weighted average amortization period for identifiable intangible assets acquired as of March 31, 2024 is 12 years. Amortization expense recognized during the three months ended March 31, 2024 was $4.0 million and was recorded in selling, general and administrative expenses in the consolidated statements of income. Estimated future amortization expense is as follows:

Remainder of 2024	$11,990
2025	15,987
2026	15,987
2027	15,987
2028	15,987
2029	15,987
Thereafter	84,056
Total	$175,981

7.Debt
We had no debt outstanding as of March 31, 2024 and December 31, 2023. We had $1.1 million in letters of credit outstanding and were in compliance with all covenants under the Amended ABL Credit Facility (as defined below) as of March 31, 2024.
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
8.Revenue
The majority of our revenues are derived from short-term contracts for fixed consideration or in the case of rentals, for a fixed charge per day, plus repairs while the equipment is in use by the customer. Product sales generally do not include right of return or other significant post-delivery obligations. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenues are recognized when we satisfy a performance obligation by transferring control of the promised goods or providing services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The majority of our contracts with customers contain a single performance obligation to provide agreed upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. We do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. We do not incur any material costs of obtaining contracts.
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
We disaggregate revenue into three categories: product revenues, rental revenues and field service and other revenues. We have predominately domestic operations with a small amount of sales in Australia, Canada, the Middle East and other international markets. The following table presents our revenues disaggregated by category:

	Three Months Ended March 31,
	2024		2023
Product revenue	$207,511	76%	$159,510	70%
Rental revenue	23,943	8%	27,817	12%
Field service and other revenue	42,669	16%	41,078	18%
Total revenues	$274,123	100%	$228,405	100%
At March 31, 2024, we had a deferred revenue balance of $7.9 million compared to the December 31, 2023 balance of $8.1 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of March 31, 2024, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.
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
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other expense, net. As of March 31, 2024, the total liability from the TRA was $270.9 million with $20.9 million reflected in current liabilities based on the expected timing of our next payment. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus Companies or Cactus Inc.

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
In March of 2024, the TRA was amended to replace all references to one year LIBOR with references to the 12-month term SOFR published by CME Group Benchmark Administration Limited plus 71.513 basis points. Additionally, all references to Cactus LLC were replaced with references to Cactus Companies as described in the CC Reorganization. The foregoing description of the TRA Amendment is a summary of the material terms of the TRA Amendment, does not purport to be complete and is qualified in its entirety by reference to the complete text of the TRA Amendment, a copy of which is filed as an Exhibit to this Quarterly Report and is incorporated herein by reference.
10.Equity
As of March 31, 2024, Cactus Inc. owned 82.4% of Cactus Companies as compared to 82.3% of Cactus Companies as of December 31, 2023. As of March 31, 2024, Cactus Inc. had outstanding 65.5 million shares of Class A common stock (representing 82.4% of the total voting power) and 14.0 million shares of Class B common stock (representing 17.6% of the total voting power).
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
FlexSteel Acquisition
In conjunction with the FlexSteel acquisition, a restricted stock award of 128,150 shares of Class A common stock was issued under the Company’s long-term incentive plan to a key employee in exchange for cash consideration of $6.5 million. The shares were restricted from sale or trading and were subject to vesting requirements for one year from grant date. The agreement included a guaranteed provision whereby if the fair market value of the restricted shares was below the purchase price upon vesting, Cactus would compensate the key employee for the difference in price plus a gross-up for taxes. The restricted stock award early vested in October 2023 when the employee separated from the Company. The guaranteed payment provision was not triggered when the shares vested; therefore no cash payment was required or made in accordance with the terms of this award.
CC Reorganization
As part of the CC Reorganization in connection with the acquisition of FlexSteel, Cactus Companies acquired all of the outstanding units representing limited liability company interests of Cactus LLC (“CW Units”) in exchange for an equal number of CC Units issued to each of the previous owners of CW Units other than Cactus Inc. (the “CW Unit Holders”). Upon the completion of the CC Reorganization, CW Unit Holders ceased to be holders of CW Units and, instead, became holders of a number of CC Units equal to the number of CW Units such CW Unit Holders held immediately prior to the completion of the CC Reorganization. After the CC Reorganization, we refer to the owners of CC Units, other than Cactus Inc. (along with their permitted transferees), as “CC Unit Holders.” Following the completion of the CC Reorganization, CC Unit Holders own one share of our Class B Common Stock for each CC Unit such CC Unit Holder owns.
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
During the three months ended March 31, 2024 and 2023, there were no redemptions of CC Units (or CW Units prior to the CC Reorganization).
Dividends
Aggregate cash dividends of $0.12 and $0.11 per share of Class A common stock were declared during the three months ended March 31, 2024 and 2023 totaling $8.0 million and $7.1 million, respectively. Cash dividends paid during the three months ended March 31, 2024 and 2023 totaled $8.1 million and $7.4 million, respectively. Dividends accrue on unvested equity-based awards on the date of record and are paid upon vesting. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to the owners of CC Units other than Cactus Inc. for any dividends declared on our Class A common stock. See further discussion of the distributions below under “Member Distributions.”
Share Repurchase Program
On June 6, 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the three months ended March 31, 2024, the Company purchased and retired 86,599 shares of Class A common stock for $3.4 million, or $38.92 average price per share excluding commissions, under the share repurchase program. As of March 31, 2024, $146.3 million remained authorized for future repurchases of Class A common stock under the program.
Member Distributions
Distributions made by Cactus Companies are generally required to be made pro rata among all its members. For the three months ended March 31, 2024, Cactus Companies distributed $7.8 million to Cactus Inc. to fund its dividend payments and made pro rata distributions to the other members totaling $1.7 million over the same period. During the three months ended March 31, 2023, Cactus Companies distributed $7.1 million to Cactus Inc. to fund its dividend payments and made pro rata distributions to the other members totaling $1.6 million.
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
12.Fair Value Measurements
Authoritative guidance on fair value measurements provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs), observable inputs other than quoted prices in active markets (Level 2 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).
The carrying value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value based on the short-term nature of these accounts.
At March 31, 2024, due to the short-term nature of this account, the earn-out liability related to the FlexSteel acquisition (see Note 2) was determined based on the estimated future payments, utilizing projections for the second quarter of 2024. At December 31, 2023, the earn-out liability was measured at a fair value of $20.8 million using Level 3 unobservable inputs. The fair value at December 31, 2023 was determined based on the evaluation of the probability and amount of earn-out that may be achieved based on expected future performance of FlexSteel using a Monte Carlo simulation model. The Monte Carlo simulation model uses assumptions including revenue volatilities, risk free rates, credit discount rates and revenue discount rates. The following table sets forth the range of inputs for the significant assumptions utilized to determine the fair value as of December 31, 2023:

	December 31, 2023
Risk-free interest rate	5.40%	to	5.63%
Expected revenue volatility	21.70%
Revenue discount rate	10.02%	to	10.23%
Credit discount rate	9.85%
The following table presents a summary of the changes in fair value of our liabilities measured using Level 3 inputs:

Earn-out
Opening Balance	$5,960
Changes in fair value	14,850
Balance at December 31, 2023	$20,810
The fair value of our foreign currency forwards was less than $0.1 million as of March 31, 2024 and was determined using market observable inputs including forward and spot prices (Level 2 inputs).
13.Segment Reporting
We operate in two business segments that offer different products and services and correspond to the manner in which our chief operating decision maker reviews and evaluates operating performance to make decisions about resources to be allocated to each segment.
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

Financial information by business segment for three months ended March 31, 2024 and 2023 is summarized below.

	Three Months Ended March 31,
	2024	2023
Revenue:
Pressure Control	$175,028	$194,655
Spoolable Technologies	99,095	33,750
Total revenues	274,123	228,405
Operating income:
Pressure Control	51,675	63,171
Spoolable Technologies	16,393	249
Total segment operating income	68,068	63,420
Corporate and other expenses (1)	(5,518)	(13,732)
Total operating income	62,550	49,688
Interest income, net	689	1,002
Other income, net	—	3,538
Income before income taxes	$63,239	$54,228
(1)Includes corporate and other costs not directly attributable to our reporting segments, such as corporate executive management and other administrative functions. These costs were previously included in the Pressure Control segment. The information for the three months ended March 31, 2023 has been recast to align with the presentation for the three months ended March 31, 2024.
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
We use the if-converted method to determine the potential dilutive effect of outstanding CC Units and corresponding shares of outstanding Class B common stock. We use the treasury stock method to determine the potential dilutive effect of unvested stock-based compensation awards assuming that the proceeds will be used to purchase shares of Class A common stock. For our unvested performance stock units, we first apply the criteria for contingently issuable shares before determining the potential dilutive effect using the treasury stock method.

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to Cactus Inc.—basic	$38,965	$42,894
Net income attributable to non-controlling interest (1)	8,241	7,312
Net income attributable to Cactus Inc.—diluted (1)	$47,206	$50,206
Denominator:
Weighted average Class A shares outstanding—basic	65,378	63,740
Effect of dilutive shares	14,178	15,415
Weighted average Class A shares outstanding—diluted	79,556	79,155

Earnings per Class A share—basic	$0.60	$0.67
Earnings per Class A share—diluted (1)	$0.59	$0.63
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 26.0% for the three months ended March 31, 2024 and 24.5% for the three months ended March 31, 2023.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Except as otherwise indicated or required by the context, all references in this Quarterly Report to the “Company,” “Cactus,” “we,” “us” and “our” refer to Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries, unless we state otherwise or the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, which are difficult to predict, including those described above in “Cautionary Note Regarding Forward-Looking Statements,” and in the risk factors included in “Part I, Item 1A. Risk Factors” in our 2023 Annual Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.
Executive Summary
Cactus is an equipment solutions provider primarily for onshore oil and gas markets. Founded in 2011 by a management group that previously operated two of the largest wellhead providers at the time, Cactus has rapidly grown to be a leading provider of wellhead solutions to the U.S. onshore market. On February 28, 2023, Cactus acquired FlexSteel, which similarly grew from its founding in 2003 to its current status as a leading provider of spoolable pipe technologies primarily to the U.S. onshore market. We believe this acquisition enhances our position as a premier manufacturer and provider of highly engineered equipment to the exploration and production ("E&P") industry and should provide meaningful growth potential. We further believe FlexSteel’s products are highly complementary to Cactus’ equipment as it expands our exposure to our customers’ operations from production trees to transportation of oil, gas and other liquids as well as to additional customers operating in the midstream area.
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
During the three months ended March 31, 2024, we derived 76% of total revenues from the sale of our products, 8% of total revenues from rental and 16% of total revenues from field service and other. During the three months ended March 31, 2023, we derived 70% of total revenues from the sale of our products, 12% of total revenues from rental and 18% of total revenues from field service and other. We have predominantly domestic operations with more limited operations in Australia, Canada, and the Middle East as well as sales in other international markets.
We operate in two business segments consisting of the Pressure Control segment and the Spoolable Technologies segment.
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
We operate through service centers in the United States, which are strategically located in the key oil and gas producing regions, and in Australia. These service centers support our field services and provide equipment assembly and repair services. We also provide rental and service operations in the Kingdom of Saudi Arabia. Pressure Control manufacturing and production facilities are located in Bossier City, Louisiana and Suzhou, China.

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

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
WTI Oil Price ($/bbl) (1)	$77.50	$78.53	$75.93
Natural Gas Price ($/MMBtu) (2)	$2.15	$2.74	$2.64
U.S. Land Drilling Rigs (3)	602	600	742

(1) EIA Cushing, OK WTI (“West Texas Intermediate”) spot price.
(2) EIA Henry Hub Natural Gas spot price per million British Thermal Unit (“MMBtu”).
(3) Baker Hughes.
In the first quarter of 2024, U.S. land drilling and completion activity levels were flat compared to the fourth quarter of 2023 and down approximately 10% from the 2023 full year average. Average oil prices also remained flat in the first quarter of 2024 compared to the fourth quarter of 2023 as prices remain elevated due to geopolitical risk concerns and continued strong global demand. Natural gas prices declined 22% in the first quarter of 2024 from the fourth quarter of 2023, as continued strong production and warmer weather have led to U.S. storage levels well above five-year average levels, despite announced activity reductions and curtailments from several U.S. gas producers. The ongoing conflicts in Ukraine and the Middle East have led to heightened commodity volatility and increased risk to our global supply chain. In recent weeks, risk of a broader Middle East conflict has increased, which could have broad impacts on the global economy and our business.

Pillar Two Framework
The Organization for Economic Cooperation and Development (“OECD”) enacted rules (“Pillar Two”) for a new, global minimum tax of at least 15% on income arising in low-tax jurisdictions. We are currently evaluating the potential impact this new legislation will have on our consolidated financial statements; however, based on current enacted Legislation, Management anticipates the impact of Pillar Two to be immaterial to the Company for 2024.
Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is contained in our 2023 Annual Report on Form 10-K. There have not been any changes in our critical accounting policies since December 31, 2023.
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
We have two operating segments consisting of the Pressure Control segment (legacy Cactus) and the Spoolable Technologies segment (FlexSteel). Our results of operations are evaluated by the Chief Executive Officer on a consolidated basis as well as at the segment level. The performance of our operating segments is primarily evaluated based on segment operating income (in addition to other measures), which is defined as income before taxes and before interest income (expense), net, other income (expense), net and corporate and other expenses not allocated to the operating segments. Corporate and other expenses were previously included in our Pressure Control segment. The Company has recast the information for the three months ended March 31, 2023 to align with the presentation for the three months ended March 31, 2024.
Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended
	March 31, 2024	December 31, 2023	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$175,028	$180,454	$(5,426)	(3.0)%
Spoolable Technologies	99,095	94,412	4,683	5.0
Total revenues	274,123	274,866	(743)	(0.3)
Operating income
Pressure Control	51,675	56,053	(4,378)	(7.8)
Spoolable Technologies	16,393	28,168	(11,775)	(41.8)
Total segment operating income	68,068	84,221	(16,153)	(19.2)
Corporate and other expenses	(5,518)	(5,668)	150	(2.6)
Total operating income	62,550	78,553	(16,003)	(20.4)

Interest income (expense), net	689	(182)	871	nm
Other income, net	—	686	(686)	nm
Income before income taxes	63,239	79,057	(15,818)	(20.0)
Income tax expense	13,424	16,983	(3,559)	(21.0)
Net income	49,815	62,074	(12,259)	(19.7)
Less: net income attributable to non-controlling interest	10,850	13,127	(2,277)	(17.3)
Net income attributable to Cactus Inc.	$38,965	$48,947	$(9,982)	(20.4)%
nm = not meaningful

Pressure Control. Pressure Control revenue for the first quarter of 2024 was $175.0 million, a decrease of $5.4 million, or 3.0%, from $180.5 million for the fourth quarter of 2023 primarily due to decreased customer activity resulting in reduced sales of wellhead and production related equipment in addition to decreased rental activity. Pressure Control operating income of $51.7 million for the first quarter of 2024 decreased $4.4 million, or 7.8% from $56.1 million for the fourth quarter of 2023 primarily due to decreased equipment sales and rental activity, slightly offset by higher field service activity. Pressure Control selling, general and administrative expenses (“SG&A”) decreased $0.1 million from the fourth quarter primarily due to lower bad debt expense and professional fees, partially offset by higher stock-based compensation expense.
Spoolable Technologies. Spoolable Technologies revenue for the first quarter of 2024 was $99.1 million, an increase of $4.7 million, or 5.0% from $94.4 million for the fourth quarter of 2023. Total operating income for Spoolable Technologies for the first quarter of 2024 was $16.4 million, a decrease of $11.8 million, compared to operating income of $28.2 million for the fourth quarter of 2023. The decrease in operating income was primarily due to a $13.3 million loss related to the change in fair value of the earn-out payment for the FlexSteel acquisition in the first quarter of 2024 compared to a $1.9 million loss in the fourth quarter of 2023.
Corporate and other expenses. Corporate and other expenses for the first quarter of 2024 was $5.5 million, a decrease of $0.2 million, or 2.6% from $5.7 million for the fourth quarter of 2023. The decrease was primarily due to lower stock-based compensation expense.
Interest income (expense), net. Interest income, net was $0.7 million for the first quarter of 2024 compared to interest expense, net of $0.2 million for the fourth quarter of 2023. The increase in interest income, net was primarily due to higher interest income earned on a higher invested cash balance.
Other income, net. Other income, net of $0.7 million for the fourth quarter of 2023 represented non-cash adjustments for the revaluation of the liability related to the tax receivable agreement.
Income tax expense. Income tax expense for the first quarter of 2024 was $13.4 million compared to $17.0 million for the fourth quarter of 2023. The decrease in income tax expense from the fourth quarter was primarily due to a decrease in operating income quarter over quarter. Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus Companies. Income allocated to the non-controlling interest is only taxable to the non-controlling interest.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table presents summary consolidated operating results for the periods indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$175,028	$194,655	$(19,627)	(10.1)%
Spoolable Technologies	99,095	33,750	65,345	nm
Total revenues	274,123	228,405	45,718	20.0
Operating income
Pressure Control	51,675	63,171	(11,496)	(18.2)
Spoolable Technologies	16,393	249	16,144	nm
Total segment operating income	68,068	63,420	4,648	7.3
Corporate and other expenses	(5,518)	(13,732)	8,214	(59.8)
Total operating income	62,550	49,688	12,862	25.9

Interest income, net	689	1,002	(313)	(31.2)
Other income, net	—	3,538	(3,538)	nm
Income before income taxes	63,239	54,228	9,011	16.6
Income tax expense	13,424	1,940	11,484	nm
Net income	49,815	52,288	(2,473)	(4.7)
Less: net income attributable to non-controlling interest	10,850	9,394	1,456	15.5
Net income attributable to Cactus Inc.	$38,965	$42,894	$(3,929)	(9.2)%
nm = not meaningful
Pressure Control. Pressure Control revenue was $175.0 million for the first quarter of 2024, a decrease of $19.6 million, or 10.1%, from $194.7 million for the first quarter of 2023. This was primarily due to decreased sales of wellhead and production related equipment resulting from lower drilling and completion activity by our customers. In addition, rental of drilling and completion equipment and field service associated with product and rental revenues decreased as a result of the abovementioned decline in activity. Operating income of $51.7 million in the first quarter of 2024 decreased $11.5 million, or 18.2%, from $63.2 million in the first quarter of 2023. The decrease was primarily attributable to lower gross margins during the period due to the decreased activity levels and higher SG&A expenses. The increase in SG&A expenses primarily related to higher personnel costs, bad debt expense and stock-based compensation expense.
Spoolable Technologies. Spoolable Technologies revenue for the first quarter of 2024 was $99.1 million, an increase of $65.3 million from $33.8 million for the first quarter of 2023, as results for the first quarter of 2023 only included one month of revenues (from the FlexSteel acquisition date of February 28, 2023). Total operating income was $16.4 million in the first quarter 2024, an increase of $16.1 million, compared to $0.2 million in the first quarter of 2023, which included only one month of income. Operating income in the first quarter of 2024 included a loss of $13.3 million related to the change in fair value of the earn-out payment. Operating income for the first quarter of 2023 included $4.2 million of inventory step-up expense and $3.7 million of intangible amortization expense as well as increased depreciation for the step-up of its fixed assets in connection with accounting for the purchased assets at fair value in conjunction with purchase accounting.
Corporate and other expenses. Corporate and other expenses for the first quarter of 2024 was $5.5 million, a decrease of $8.2 million, or 59.8% from $13.7 million for the first quarter of 2023. The decrease was largely attributable to lower professional fees related to transaction costs associated with the closing of and accounting for the FlexSteel acquisition.
Interest income, net. Interest income, net for the first quarter of 2024 of $0.7 million decreased $0.3 million from the first quarter of 2023 primarily due to lower interest income earned on lower cash invested during the period.
Other income, net. Other income, net for 2023 related to non-cash adjustments for the revaluation of the liability related to the tax receivable agreement as a result of changes to the state tax rate.

Income tax expense. Income tax expense for the first quarter of 2024 was $13.4 million compared to $1.9 million for the first quarter of 2023. The increase in income tax expense from the first quarter of 2023 was primarily due to an increase in operating income during the first quarter of 2024 and fewer reductions in income tax expense for items specific to the first quarter of 2023. Income tax expense for the first quarter of 2023 included $11.0 million of expense associated with current income offset by a $12.1 million benefit associated with the release of our valuation allowance previously provided for our investment in Cactus Companies based on the determination that the deferred tax asset was realizable due to our ability to generate sufficient taxable income of the appropriate type. Additionally, we recognized $4.3 million of expense associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate and a $1.3 million benefit associated with permanent differences related to equity compensation.
Liquidity and Capital Resources
At March 31, 2024, we had $194.3 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and borrowings under our Amended ABL Credit Facility (as defined in Note 7 in the notes to the unaudited condensed consolidated financial statements). Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of March 31, 2024, we had $216.7 million of available borrowing capacity under our Amended ABL Credit Facility with no outstanding borrowings and $1.1 million in letters of credit outstanding. We were in compliance with the covenants of the Amended ABL Credit Facility as of March 31, 2024.
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
We currently estimate our net capital expenditures for the year ending December 31, 2024 will range from $45 million to $55 million. In the Pressure Control segment, capital expenditures are primarily related to rental fleet investments, international expansion, diversification of our low cost supply chain and development of a research and development facility in Houston, Texas. In the Spoolable Technologies segment, capital expenditures are primarily related to manufacturing plant enhancements and additional deployment equipment used for product installation.
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

Cash Flows
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$86,263	$60,462
Net cash used in investing activities	(6,808)	(633,152)
Net cash provided by (used in) financing activities	(20,127)	303,163
Net cash provided by operating activities was $86.3 million and $60.5 million for the three months ended March 31, 2024 and 2023, respectively. Operating cash flows for 2024 increased primarily due to a decrease in cash outflows associated with working capital.
Net cash used in investing activities was $6.8 million and $633.2 million for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily due to cash paid to acquire FlexSteel for $621.5 million less $5.3 million in cash acquired during the first quarter of 2023. Additionally, our capital expenditures decreased approximately $8.0 million primarily due to the $7.0 million purchase of a previously leased facility during the first quarter of 2023.
Net cash used in financing activities was $20.1 million for the three months ended March 31, 2024 as compared to net cash provided by financing activities of $303.2 million for the three months ended March 31, 2023. The decrease in net cash provided by financing activities was primarily related to certain financing activities in 2023 associated with the FlexSteel acquisition. We received approximately $169.9 million of proceeds, net of issuance costs, from issuing shares of our Class A common stock during 2023. Additionally, we received $155.0 million from total borrowings under our Amended ABL Credit Facility of which all $155.0 million has been repaid. The first quarter of 2023 included payments of approximately $6.7 million of debt issuance costs. The first quarter of 2024 includes a $3.9 million increase in share repurchases primarily associated with the Company's share repurchase program.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2023 Annual Report. Our exposure to market risk has not changed materially since December 31, 2023.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.   Risk Factors.
In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2023 Annual Report and the risk factors and other cautionary statements contained in our other filings with the SEC, which could materially affect our business, results of operations, financial condition or cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition or cash flows. There have been no material changes in our risk factors from those described in our 2023 Annual Report or our other SEC filings.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchases of Class A common stock during the three months ended March 31, 2024 (in whole shares). Included below are 86,599 shares purchased in the open market pursuant to a share repurchase program and 105,180 shares repurchased from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period.

Period	Total number of shares purchased	Weighted-average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum dollar value of shares that may yet be purchased under the plans or programs (3)
January 1-31, 2024	86,599	38.92 (1)	86,599	$146,302,153
February 1-29, 2024	—	$—	—	$—
March 1-31, 2024	105,180	46.57 (2)	—	$—
Total	191,779	$43.12	86,599	$146,302,153
(1)The average price paid per share of $38.92 relates to the 86,599 shares purchased in the open market and was calculated excluding commissions.
(2)Average price paid for Class A common stock purchased from employees to satisfy tax withholding obligations related to restricted stock and performance stock units that vested during the period.
(3)In June 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Purchases were made under terms intended to qualify for exemption under Rules 10b-18 and 10b5-1.
Item 5.   Other Information.
During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cactus, Inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits.
The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report.

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Cactus, Inc., effective February 12, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on February 12, 2018)

3.2	Amended and Restated Bylaws of Cactus, Inc., effective as of February 7, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on February 8, 2023)
10.1*	First Amendment to the Tax Receivable Agreement, dated as of February 29, 2024, by and among Cactus, Inc., Cadent Management Services, LLC and the TRA Holders identified therein
31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cactus, Inc.

May 2, 2024	By:	/s/ Scott Bender
Date		Scott Bender Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

May 2, 2024	By:	/s/ Alan Keifer
Date		Alan Keifer Interim Chief Financial Officer (Principal Financial Officer)