Form 10-Q
period 2024-06-30
Cactus, Inc.
filed 2024-08-01
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of July 31, 2024, the registrant had 66,479,914 shares of Class A common stock, $0.01 par value per share, and 13,081,859 shares of Class B common stock, $0.01 par value per share, outstanding.

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
i

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except per share data)	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$246,503	$133,792
Accounts receivable, net of allowance of $4,277 and $3,642, respectively	205,024	205,381
Inventories	206,730	205,625
Prepaid expenses and other current assets	10,764	11,380
Total current assets	669,021	556,178
Property and equipment, net	343,525	345,502
Operating lease right-of-use assets, net	23,239	23,496
Intangible assets, net	171,984	179,978
Goodwill	203,028	203,028
Deferred tax asset, net	206,409	204,852
Other noncurrent assets	9,187	9,527
Total assets	$1,626,393	$1,522,561
Liabilities and Equity
Current liabilities
Accounts payable	$63,760	$71,841
Accrued expenses and other current liabilities	61,022	50,654
Earn-out liability	36,990	20,810
Current portion of liability related to tax receivable agreement	5,578	20,855
Finance lease obligations, current portion	7,087	7,280
Operating lease liabilities, current portion	4,186	4,220
Total current liabilities	178,623	175,660
Deferred tax liability, net	2,887	3,589
Liability related to tax receivable agreement, net of current portion	259,550	250,069
Finance lease obligations, net of current portion	9,372	9,352
Operating lease liabilities, net of current portion	18,953	19,121
Other noncurrent liabilities	2,212	—
Total liabilities	471,597	457,791
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 66,480 and 65,409 shares issued and outstanding	665	654
Class B common stock, $0.01 par value, 215,000 shares authorized, 13,082 and 14,034 shares issued and outstanding	—	—
Additional paid-in capital	481,960	465,012
Retained earnings	473,391	400,682
Accumulated other comprehensive loss	(1,340)	(826)
Total stockholders’ equity attributable to Cactus Inc.	954,676	865,522
Non-controlling interest	200,120	199,248
Total stockholders’ equity	1,154,796	1,064,770
Total liabilities and equity	$1,626,393	$1,522,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenues
Product revenue	$220,901	$231,893	$428,412	$391,403
Rental revenue	25,207	28,220	49,150	56,037
Field service and other revenue	44,281	45,706	86,950	86,784
Total revenues	290,389	305,819	564,512	534,224
Costs and expenses
Cost of product revenue	128,167	149,217	248,833	250,032
Cost of rental revenue	13,694	16,896	26,640	32,980
Cost of field service and other revenue	34,606	34,971	69,841	66,888
Selling, general and administrative expenses	31,227	38,069	60,649	67,970
Change in fair value of earn-out liability	2,876	18,144	16,180	18,144
Total costs and expenses	210,570	257,297	422,143	436,014
Operating income	79,819	48,522	142,369	98,210

Interest income (expense), net	1,405	(5,928)	2,094	(4,926)
Other income, net	—	—	—	3,538
Income before income taxes	81,224	42,594	144,463	96,822
Income tax expense	18,165	10,135	31,589	12,075
Net income	$63,059	$32,459	$112,874	$84,747
Less: net income attributable to non-controlling interest	13,231	7,709	24,081	17,103
Net income attributable to Cactus Inc.	$49,828	$24,750	$88,793	$67,644

Earnings per Class A share - basic	$0.75	$0.38	$1.35	$1.05
Earnings per Class A share - diluted	$0.75	$0.38	$1.35	$1.02

Weighted average Class A shares outstanding - basic	66,142	64,566	65,760	64,155
Weighted average Class A shares outstanding - diluted	66,579	65,003	79,686	79,512
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$63,059	$32,459	$112,874	$84,747
Foreign currency translation adjustments	174	(445)	(629)	(142)
Comprehensive income	$63,233	$32,014	$112,245	$84,605
Less: comprehensive income attributable to non-controlling interest	13,289	7,596	23,966	17,073
Comprehensive income attributable to Cactus Inc.	$49,944	$24,418	$88,279	$67,532
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at March 31, 2024	65,518	$655	14,034	$—	$462,464	$431,703	$(1,456)	$207,223	$1,100,589
Member distributions	—	—	—	—	—	—	—	(6,933)	(6,933)
Effect of CC Unit redemptions	952	10	(952)	—	14,406	—	—	(14,416)	—
Tax impact of equity transactions	—	—	—	—	299	—	—	—	299
Equity award vestings	10	—	—	—	(178)	—	—	(43)	(221)
Other comprehensive income	—	—	—	—	—	—	116	58	174
Stock-based compensation	—	—	—	—	4,969	—	—	1,000	5,969
Cash dividends declared ($0.12 per share)	—	—	—	—	—	(8,140)	—	—	(8,140)
Net income	—	—	—	—	—	49,828	—	13,231	63,059
Balance at June 30, 2024	66,480	$665	13,082	$—	$481,960	$473,391	$(1,340)	$200,120	$1,154,796

Balance at March 31, 2023	64,448	$645	14,978	$—	$439,844	$297,528	$(764)	$188,583	$925,836
Member distributions	—	—	—	—	—	—	—	(3,068)	(3,068)
Effect of CC Unit redemptions	158	2	(158)	—	2,020	—	—	(2,022)	—
Tax impact of equity transactions	—	—	—	—	428	—	—	—	428
Equity award vestings	7	—	—	—	(62)	—	—	(35)	(97)
Other comprehensive loss	—	—	—	—	—	—	(332)	(113)	(445)
Share repurchases	(4)				(137)			(22)	(159)
Stock-based compensation	—	—	—	—	4,113	—	—	936	5,049
Cash dividends declared ($0.11 per share)	—	—	—	—	—	(7,229)	—	—	(7,229)
Net income	—	—	—	—	—	24,750	—	7,709	32,459
Balance at June 30, 2023	64,609	$647	14,820	$—	$446,206	$315,049	$(1,096)	$191,968	$952,774
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	65,409	$654	14,034	$—	$465,012	$400,682	$(826)		$199,248	$1,064,770
Member distributions	—	—	—	—	—	—	—	0	(8,617)	(8,617)
Effect of CC Unit redemptions	952	10	(952)	—	14,406	—	—		(14,416)	—
Tax impact of equity transactions	—	—	—	—	533	—	—		—	533
Equity award vestings	206	2	—	—	(3,644)	—	—		(1,475)	(5,117)
Other comprehensive loss	—	—	—	—	—	—	(514)		(115)	(629)
Share repurchases	(87)	(1)	—	—	(2,996)	—	—		(375)	(3,372)
Stock-based compensation	—	—	—	—	8,649	—	—		1,789	10,438
Cash dividends declared ($0.24 per share)	—	—	—	—	—	(16,084)	—		—	(16,084)
Net income	—	—	—	—	—	88,793	—		24,081	112,874
Balance at June 30, 2024	66,480	$665	13,082	$—	$481,960	$473,391	$(1,340)		$200,120	$1,154,796

Balance at December 31, 2022	60,903	$609	14,978	$—	$310,528	$261,764	$(984)		$138,528	$710,445
Issuance of common stock	3,352	34	—	—	143,302	—	—		26,033	169,369
Member distributions	—	—	—	—	—	—	—		(4,712)	(4,712)
Effect of CC Unit redemptions	158	2	(158)	—	2,020	—	—		(2,022)	—
Tax impact of equity transactions	—	—	—	—	(13,553)	—	—		16,826	3,273
Equity award vestings	200	2	—	—	(3,071)	—	—		(1,371)	(4,440)
Other comprehensive loss	—	—	—	—	—	—	(112)		(30)	(142)
Share repurchases	(4)	—	—	—	(137)	—	—		(22)	(159)
Stock-based compensation	—	—	—	—	7,117	—	—		1,635	8,752
Cash dividends declared ($0.22 per share)	—	—	—	—	—	(14,359)	—		—	(14,359)
Net income	—	—	—	—	—	67,644	—		17,103	84,747
Balance at June 30, 2023	64,609	$647	14,820	$—	$446,206	$315,049	$(1,096)		$191,968	$952,774
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net income	$112,874	$84,747
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	30,047	35,024
Deferred financing cost amortization	560	3,545
Stock-based compensation	10,373	9,164
Provision for expected credit losses	589	1,515
Inventory obsolescence	3,035	1,980
Gain on disposal of assets	(1,674)	(1,632)
Deferred income taxes	7,915	1,079
Change in fair value of earn-out liability	16,180	18,023
Gain from revaluation of liability related to tax receivable agreement	—	(3,417)
Changes in operating assets and liabilities:
Accounts receivable	(358)	(20,107)
Inventories	(4,340)	41,185
Prepaid expenses and other assets	429	965
Accounts payable	(8,577)	1,236
Accrued expenses and other liabilities	12,442	(4,789)
Payments pursuant to tax receivable agreement	(15,277)	—
Net cash provided by operating activities	164,218	168,518
Cash flows from investing activities
Acquisition of a business, net of cash and cash equivalents acquired	—	(618,857)
Capital expenditures and other	(17,371)	(23,700)
Proceeds from sales of assets	3,317	3,038
Net cash used in investing activities	(14,054)	(639,519)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	155,000
Repayments of borrowings of long-term debt	—	(100,000)
Net proceeds from the issuance of Class A common stock	—	169,878
Payments of deferred financing costs	—	(6,817)
Payments on finance leases	(3,954)	(3,594)
Dividends paid to Class A common stock shareholders	(16,135)	(14,469)
Distributions to members	(8,617)	(4,712)
Repurchases of shares	(8,489)	(4,599)
Net cash (used in) provided by financing activities	(37,195)	190,687
Effect of exchange rate changes on cash and cash equivalents	(258)	(303)
Net increase (decrease) in cash and cash equivalents	112,711	(280,617)
Cash and cash equivalents, beginning of period	133,792	344,527
Cash and cash equivalents, end of period	$246,503	$63,910

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$18,977	$10,814
Cash paid for interest	$1,077	$3,555
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new lease obligations	$8,425	$6,923
Property and equipment in accounts payable	$1,907	$1,703
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
Use of Estimates
In preparing our consolidated financial statements in conformity with GAAP, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from available data, or is not otherwise capable of being readily calculated based on accepted methodologies. In some cases, these estimates are particularly difficult to determine, and we must exercise significant judgment. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our consolidated financial statements.
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
2.FlexSteel Acquisition
On February 28, 2023 we completed the acquisition of FlexSteel. Including final adjustments for closing working capital, cash on hand and indebtedness adjustments as set forth in the merger agreement, we paid total cash consideration of $621.5 million with a potential future earn-out payment of up to $75.0 million, if certain revenue targets were met by FlexSteel through the period ending June 30, 2024.
Purchase Price Consideration
The final purchase price consideration for the acquisition was $627.5 million and is summarized as follows:

Purchase Price Consideration
Cash consideration	$621,505
Add: Contingent consideration (1)	5,960
Fair value of consideration transferred	$627,465
(1) Represents the estimated fair value as of the acquisition date of the earn-out payment of up to $75.0 million of additional cash consideration if certain revenue targets were met by FlexSteel. The estimated fair value of the earn-out payment was determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate.
Changes in the fair value of the earn-out liability subsequent to the acquisition date have been recognized in the consolidated statements of income. The contingent consideration earn-out period ended on June 30, 2024 and resulted in a final earn-out liability of $37.0 million, which is expected to be paid in August 2024.

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
Pro forma financial information
The pro forma financial information below represents the combined results of operations as if the acquisition had occurred as of January 1, 2022. The unaudited pro forma financial information is presented for informational purposes only.

Six Months Ended June 30,
2023
Revenues	$587,603
Net Income attributable to Cactus, Inc.	79,011

3.Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas exploration and production companies located in the U.S. Our receivables are short-term in nature and typically due in 30 to 60 days. We do not accrue interest on delinquent receivables. Accounts receivable includes amounts billed and currently due from customers and unbilled amounts resulting from accrued revenue associated with products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of June 30, 2024 and December 31, 2023 was $35.6 million and $26.8 million, respectively.
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

	Balance at Beginning of Period	Expense (Recovery)	Write off	Other	Balance at End of Period
Six Months Ended June 30, 2024	$3,642	$589	$(1)	$47	$4,277
Six Months Ended June 30, 2023	1,060	1,515	(24)	(1)	2,550
4.Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard cost, which approximates average cost. Costs include an application of related material, direct labor, duties, tariffs, freight and overhead costs. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Reserves are made for excess and obsolete items based on a range of factors, including age, usage and technological or market changes that may impact demand for those products. Inventories consist of the following:

	June 30, 2024	December 31, 2023
Raw materials	$19,024	$22,373
Work-in-progress	12,059	11,471
Finished goods	175,647	171,781
	$206,730	$205,625

5.Property and Equipment, net
Property and equipment are stated at cost. We manufacture or construct most of our Pressure Control rental equipment assets. During the manufacture of these assets, they are reflected as construction in progress until complete. Property and equipment consists of the following:

	June 30, 2024	December 31, 2023
Land	$16,442	$16,442
Buildings and improvements	132,661	131,974
Machinery and equipment	133,153	128,962
Reels and skids	16,119	16,181
Vehicles	37,316	36,552
Rental equipment	220,783	218,340
Furniture and fixtures	1,908	1,913
Computers and software	4,115	3,951
Gross property and equipment	562,497	554,315
Less: Accumulated depreciation	(247,332)	(231,594)
Net property and equipment	315,165	322,721
Construction in progress	28,360	22,781
Total property and equipment, net	$343,525	$345,502
6.Other Intangible Assets
The following table presents the detail of acquired intangible assets:

	June 30, 2024			December 31, 2023
	Gross Cost	Accumulated Amortization	Net Cost	Gross Cost	Accumulated Amortization	Net Cost
Customer relationships	$100,300	$(8,916)	$91,384	$100,300	$(5,572)	$94,728
Developed technology	77,000	(10,267)	66,733	77,000	(6,417)	70,583
Tradename	16,000	(2,133)	13,867	16,000	(1,333)	14,667
Backlog	7,000	(7,000)	—	7,000	(7,000)	—
Total	$200,300	$(28,316)	$171,984	$200,300	$(20,322)	$179,978
All intangible assets are amortized over their estimated useful lives. The weighted average amortization period for identifiable intangible assets acquired as of June 30, 2024 is 11.3 years. Amortization expense recognized during the three and six months ended June 30, 2024 was $4.0 million and $8.0 million, respectively, and was recorded in selling, general and administrative expenses in the consolidated statements of income. Estimated future amortization expense is as follows:

Remainder of 2024	$7,993
2025	15,987
2026	15,987
2027	15,987
2028	15,987
2029	15,987
Thereafter	84,056
Total	$171,984

7.Debt
We had no bank debt outstanding as of June 30, 2024 and December 31, 2023. We had $1.1 million in letters of credit outstanding and were in compliance with all covenants under the Amended ABL Credit Facility (as defined below) as of June 30, 2024.
In August 2018, Cactus LLC entered into a five-year senior secured asset-based revolving credit facility with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for such lenders and as an issuing bank and swingline lender (the “ABL Credit Facility”). The ABL Credit Facility was amended in September 2020 and July 2022. On February 28, 2023, in connection with the Merger, Cactus Companies assumed the rights and obligations of Cactus LLC as Borrower under the ABL Credit Facility, and the ABL Credit Facility was amended and restated in its entirety (the “Amended ABL Credit Facility”). The Amended ABL Credit Facility provided a term loan of $125.0 million and up to $225.0 million in revolving commitments, of which $20.0 million is available for the issuance of letters of credit. Subject to certain terms and conditions set forth in the Amended ABL Credit Facility, Cactus Companies may request additional revolving commitments in an amount not to exceed $50.0 million, for a total of up to $275.0 million in revolving commitments. The term loan under the Amended ABL Credit Facility was set to mature on February 27, 2026 and any revolving loans under the Amended ABL Credit Facility mature on July 26, 2027. The maximum amount that Cactus Companies may borrow under the Amended ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments.
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
The Amended ABL Credit Facility contains various covenants and restrictive provisions that limit Cactus Companies’ and each of its subsidiaries’ ability to, among other things, incur additional indebtedness and create liens, make investments or loans, merge or consolidate with other companies, sell assets, make certain restricted payments and distributions, and engage in transactions with affiliates. The obligations under the Amended ABL Credit Facility are guaranteed by certain subsidiaries of Cactus Companies and secured by a security interest in accounts receivable, inventory, equipment and certain other real and personal property assets of Cactus Companies and the guarantors. Until the term loan was paid in full, the Amended ABL Credit Facility required Cactus Companies to maintain a leverage ratio no greater than 2.50 to 1.00 based on the ratio of Total Indebtedness (as defined therein) to EBITDA (as defined therein). The Amended ABL Credit Facility requires Cactus Companies to maintain a minimum fixed charge coverage ratio of 1.00 based on the ratio of EBITDA (as defined therein) minus Unfinanced Capital Expenditures (as defined therein) to Fixed Charges (as defined therein) during certain periods, including when availability under the Amended ABL Credit Facility is under certain levels. If Cactus Companies fails to perform its obligations under the Amended ABL Credit Facility, (i) the revolving commitments under the Amended ABL Credit Facility could be terminated, (ii) any outstanding borrowings under the Amended ABL Credit Facility may be declared immediately due and payable, and (iii) the lenders may commence foreclosure or other actions against the collateral.
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

8.Revenue
The majority of our revenues are derived from short-term contracts for fixed consideration, or in the case of rentals, for a fixed charge per day, plus repairs while the equipment is in use by the customer. Product sales generally do not include right of return or other significant post-delivery obligations. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenues are recognized when we satisfy a performance obligation by transferring control of the promised goods or providing services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The majority of our contracts with customers contain a single performance obligation to provide agreed upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. We do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. We do not incur any material costs of obtaining contracts.
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
We disaggregate revenue into three categories: product revenues, rental revenues and field service and other revenues. We have predominately domestic operations with a small amount of sales in Australia, Canada, the Middle East and other international markets. The following table presents our revenues disaggregated by category:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Product revenue	$220,901	76%	$231,893	76%	$428,412	76%	$391,403	73%
Rental revenue	25,207	9%	28,220	9%	49,150	9%	56,037	11%
Field service and other revenue	44,281	15%	45,706	15%	86,950	15%	86,784	16%
Total revenues	$290,389	100%	$305,819	100%	$564,512	100%	$534,224	100%
At June 30, 2024, we had a deferred revenue balance of $8.6 million compared to the December 31, 2023 balance of $8.1 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed in advance of delivering products or services. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of June 30, 2024, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.
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
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other expense, net. As of June 30, 2024, the total liability from the TRA was $265.1 million with $5.6 million reflected in current liabilities based on the expected timing of our next payment. The current liability of $5.6 million is reflective of a $15.3 million payment during the second quarter of 2024. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus Companies or Cactus Inc.

The term of the TRA commenced upon completion of our IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we exercise our right to terminate the TRA. If we elect to terminate the TRA early (or it is terminated early due to certain mergers, asset sales, other forms of business combinations or other changes of control), our obligations under the TRA would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the TRA, and such payment is expected to be substantial. The calculation of anticipated future payments is based upon certain assumptions and deemed events set forth in the TRA, including the assumptions that (i) we have sufficient taxable income to fully utilize the tax benefits covered by the TRA and (ii) any CC Units (other than those held by Cactus Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates.
We may elect to defer payments due under the TRA if we do not have available cash to satisfy our payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date.
In March of 2024, the TRA was amended to replace all references to one year LIBOR with references to the 12-month term SOFR published by CME Group Benchmark Administration Limited, plus 71.513 basis points. Additionally, all references to Cactus LLC were replaced with references to Cactus Companies in relation to the CC Reorganization.
10.Equity
As of June 30, 2024, Cactus Inc. owned 83.6% of Cactus Companies as compared to 82.3% of Cactus Companies as of December 31, 2023. As of June 30, 2024, Cactus Inc. had outstanding 66.5 million shares of Class A common stock (representing 83.6% of the total voting power) and 13.1 million shares of Class B common stock (representing 16.4% of the total voting power).
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

Redemptions of CC Units
Pursuant to the Cactus Companies LLC Agreement, holders of CC Units are entitled to redeem their CC Units, which results in additional Class A common stock outstanding. Since our IPO in February 2018, an aggregate of 47.5 million CC Units (including CW Units prior to the CC Reorganization) and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock.
During the six months ended June 30, 2024 and 2023, 1.0 million and 0.2 million CC Units, respectively, together with a corresponding number of shares of Class B common stock, were redeemed in exchange for Class A common stock in accordance with the Cactus Companies LLC Agreement.
Dividends
Aggregate cash dividends of $0.24 and $0.22 per share of Class A common stock were declared during the six months ended June 30, 2024 and 2023 totaling $16.1 million and $14.4 million, respectively. Cash dividends paid during the six months ended June 30, 2024 and 2023 totaled $16.1 million and $14.5 million, respectively. Dividends accrue on unvested equity-based awards on the date of record and are paid upon vesting. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to the owners of CC Units other than Cactus Inc. for any dividends declared on our Class A common stock. See further discussion of the distributions below under “Member Distributions.”
Share Repurchase Program
On June 6, 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the six months ended June 30, 2024, the Company purchased and retired 86,599 shares of Class A common stock for $3.4 million, or $38.92 average price per share excluding commissions, under the share repurchase program. As of June 30, 2024, $146.3 million remained authorized for future repurchases of Class A common stock under the program.
Member Distributions
Distributions made by Cactus Companies are generally required to be made pro rata among all its members. For the six months ended June 30, 2024, Cactus Companies distributed $42.5 million to Cactus Inc. to fund its dividend, TRA and estimated tax payments and made pro rata distributions to the other members totaling $8.6 million over the same period. During the six months ended June 30, 2023, Cactus Companies distributed $20.4 million to Cactus Inc. to fund its dividend and estimated tax payments and made pro rata distributions to the other members totaling $4.7 million.
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
At December 31, 2023, the earn-out liability was measured at a fair value of $20.8 million using Level 3 unobservable inputs. The fair value at December 31, 2023 was determined based on the evaluation of the probability and amount of earn-out that may be achieved based on expected future performance of FlexSteel using a Monte Carlo simulation model. The Monte Carlo simulation model used assumptions including revenue volatilities, risk free rates, credit discount rates and revenue discount rates. The following table sets forth the range of inputs for the significant assumptions utilized to determine the fair value as of December 31, 2023:

	December 31, 2023
Risk-free interest rate	5.40%	to	5.63%
Expected revenue volatility	21.70%
Revenue discount rate	10.02%	to	10.23%
Credit discount rate	9.85%
The following table presents a summary of the changes in fair value of our liabilities measured using Level 3 inputs:

Earn-out
Opening Balance	$5,960
Changes in fair value	14,850
Balance at December 31, 2023	$20,810
The FlexSteel acquisition contingent consideration earn-out period ended June 30, 2024. The earn-out payment is expected to be paid in August 2024 and represents the achievement of certain revenue targets met by FlexSteel.
The fair value of our foreign currency forwards was less than $0.1 million as of June 30, 2024 and was determined using market observable inputs including forward and spot prices (Level 2 inputs).
13.Segment Reporting
We operate in two business segments that offer different products and services and correspond to the manner in which our chief operating decision maker reviews and evaluates operating performance to make decisions about resources to be allocated to each segment.
Our reporting segments are:
•Pressure Control – engaged in the design, manufacture, sale, installation, service and associated rental of wellhead and pressure control equipment utilized during the drilling, completion and production phases of oil and gas wells.
•Spoolable Technologies – engaged in the design, manufacture, sale, installation, service and associated rental of onshore spoolable pipe technologies utilized for production, gathering and takeaway transportation of oil, gas or other liquids.

Financial information by business segment for the three and six months ended June 30, 2024 and 2023 is summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Pressure Control	$187,192	$199,134	$362,220	$393,789
Spoolable Technologies	103,716	106,685	202,811	140,435
Corporate and other (1)	(519)	—	(519)	—
Total revenues	290,389	305,819	564,512	534,224
Operating income:
Pressure Control	55,669	62,888	107,344	126,059
Spoolable Technologies	30,041	(6,018)	46,434	(5,769)
Total segment operating income	85,710	56,870	153,778	120,290
Corporate and other (2)	(5,891)	(8,348)	(11,409)	(22,080)
Total operating income	79,819	48,522	142,369	98,210
Interest income, net	1,405	(5,928)	2,094	(4,926)
Other income, net	—	—	—	3,538
Income before income taxes	$81,224	$42,594	$144,463	$96,822
(1)Represents the elimination of inter-segment revenue for sales from our Pressure Control segment to our Spoolable Technologies segment.
(2)Includes corporate and other costs not directly attributable to our reporting segments, such as corporate executive management and other administrative functions. Prior to January 1, 2024, these costs were previously included in the Pressure Control segment. The information for the six months ended June 30, 2023 has been recast to align with the presentation for the six months ended June 30, 2024.
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

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Cactus Inc.—basic	$49,828	$24,750	$88,793	$67,644
Net income attributable to non-controlling interest (1)	—	—	18,432	13,114
Net income attributable to Cactus Inc.—diluted (1)	$49,828	$24,750	$107,225	$80,758
Denominator:
Weighted average Class A shares outstanding—basic	66,142	64,566	65,760	64,155
Effect of dilutive shares (2)	437	437	13,926	15,357
Weighted average Class A shares outstanding—diluted (2)	66,579	65,003	79,686	79,512

Earnings per Class A share—basic	$0.75	$0.38	$1.35	$1.05
Earnings per Class A share—diluted (1)(2)	$0.75	$0.38	$1.35	$1.02
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 26.0% for the six months ended June 30, 2024 and 2023.
(2)Diluted earnings per share for the three months ended June 30, 2024 and 2023 excludes 13.4 million and 14.9 million weighted average shares of Class B common stock, respectively, as the effect would be anti-dilutive.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Except as otherwise indicated or required by the context, all references in this Quarterly Report to the “Company,” “Cactus,” “we,” “us” and “our” refer to Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, which are difficult to predict, including those described above in “Cautionary Note Regarding Forward-Looking Statements,” and in the risk factors included in “Part I, Item 1A. Risk Factors” in our 2023 Annual Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.
Executive Summary
Cactus is an equipment solutions provider primarily for onshore oil and gas markets. Founded in 2011 by a management group that previously operated two of the largest wellhead providers at the time, Cactus has rapidly grown to be a leading provider of wellhead solutions to the U.S. onshore market. On February 28, 2023, Cactus acquired FlexSteel, which similarly grew from its founding in 2003 to its current status as a leading provider of spoolable pipe technologies primarily to the U.S. onshore market. We believe this acquisition enhances our position as a premier manufacturer and provider of highly engineered equipment to the exploration and production ("E&P") industry and should provide meaningful growth. We further believe FlexSteel’s products are highly complementary to Cactus’ equipment as it expands our exposure to our customers’ operations from production trees to transportation of oil, gas and other liquids as well as to additional customers operating in the midstream area.
Demand for our products and services depends primarily upon oil and gas industry activity levels, including the number of active drilling rigs, the number of wells being drilled, the number of wells being completed, and the volume of newly producing wells, among other factors.
Revenues
Our revenues are derived from three sources: products, rentals, and field service and other. Product revenues are derived from the sale of wellhead systems, production trees and spoolable pipe and fittings. Rental revenues are derived from the rental of equipment used during the completion process, the repair of such equipment and the rental of equipment or tools used to install wellhead equipment or spoolable pipe. Field service and other revenues are earned when we provide installation and other field services for both product sales and equipment rental.
During the six months ended June 30, 2024, we derived 76% of total revenues from the sale of our products, 9% of total revenues from rental and 15% of total revenues from field service and other. During the six months ended June 30, 2023, we derived 73% of total revenues from the sale of our products, 11% of total revenues from rental and 16% of total revenues from field service and other. We have predominantly domestic operations with more limited operations in Australia, Canada, and the Middle East, as well as sales in other international markets.
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
Spoolable Technologies
The Spoolable Technologies segment designs, manufactures, and sells spoolable pipe and associated end fittings under the FlexSteel brand. Our customers use these products primarily as production, gathering, and takeaway pipelines to transport oil, gas or other liquids. In addition, we also provide field services and rental items to assist our customers with the installation of these products. We support our field service operations through service centers and pipe yards located in oil and gas regions throughout the United States and Western Canada. Our manufacturing facility is located in Baytown, Texas.
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
Oil and Natural Gas Prices
The following table summarizes average oil and natural gas prices in North America over the indicated periods, as well as industry activity levels as reflected by the average number of active onshore drilling rigs during the same periods.

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
WTI Oil Price ($/bbl) (1)	$81.81	$77.50	$79.69	$74.73
Natural Gas Price ($/MMBtu) (2)	$2.06	$2.15	$2.02	$2.40
U.S. Land Drilling Rigs (3)	583	602	593	720

(1) EIA Cushing, OK WTI (“West Texas Intermediate”) spot price.
(2) EIA Henry Hub Natural Gas spot price per million British Thermal Unit (“MMBtu”).
(3) Baker Hughes.
In the second quarter of 2024, U.S. land drilling and completion activity levels were down approximately 3% from the first quarter of 2024 and down approximately 13% from the 2023 full year average. Average oil prices increased modestly in the second quarter of 2024 compared to the first quarter of 2024 as oil demand continued to grow and outpaced supply growth, keeping prices elevated. Prices were also influenced higher due to continued geopolitical risk concerns. Natural gas prices declined 4% in the second quarter of 2024 from the first quarter of 2024, as production curtailments and activity reductions have failed to sufficiently offset weaker demand from warmer weather and delayed export plans. U.S. gas storage levels remain well above five-year average levels. The ongoing conflicts in Ukraine and the Middle East have led to heightened commodity volatility and increased risk to the global supply chain.

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
We have two operating segments consisting of the Pressure Control segment and the Spoolable Technologies segment. Our results of operations are evaluated by the Chief Executive Officer on a consolidated basis as well as at the segment level. The performance of our operating segments is primarily evaluated based on segment operating income (in addition to other measures), which is defined as income before taxes and before interest income (expense), net, other income (expense), net and corporate and other expenses not allocated to the operating segments. Prior to January 1, 2024, Corporate and other expenses were included in our Pressure Control segment. The Company has recast the information for the six months ended June 30, 2023 to align with the presentation for the six months ended June 30, 2024.
Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024

The following table presents a summary of the segment consolidated operating results for the periods indicated:

	Three Months Ended
	June 30, 2024	March 31, 2024	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$187,192	$175,028	$12,164	6.9%
Spoolable Technologies	103,716	99,095	4,621	4.7
Corporate and other	(519)	—	(519)	nm
Total revenues	290,389	274,123	16,266	5.9
Operating income
Pressure Control	55,669	51,675	3,994	7.7
Spoolable Technologies	30,041	16,393	13,648	83.3
Total segment operating income	85,710	68,068	17,642	25.9
Corporate and other	(5,891)	(5,518)	(373)	6.8
Total operating income	79,819	62,550	17,269	27.6

Interest income, net	1,405	689	716	nm
Income before income taxes	81,224	63,239	17,985	28.4
Income tax expense	18,165	13,424	4,741	35.3
Net income	63,059	49,815	13,244	26.6
Less: net income attributable to non-controlling interest	13,231	10,850	2,381	21.9
Net income attributable to Cactus Inc.	$49,828	$38,965	$10,863	27.9%
nm = not meaningful

Pressure Control. Pressure Control revenue for the second quarter of 2024 was $187.2 million, an increase of $12.2 million, or 6.9%, from the first quarter of 2024 primarily due to increased customer activity resulting in increased sales of wellhead and production related equipment, increased rental activity and higher field service activity. Pressure Control operating income of $55.7 million for the second quarter of 2024 increased $4.0 million, or 7.7% from the first quarter of 2024 primarily due to the overall increase in customer activity. Pressure Control selling, general and administrative expenses (“SG&A”) increased $2.0 million from the first quarter primarily due to an increase in personnel costs and other reserves.
Spoolable Technologies. Spoolable Technologies revenue for the second quarter of 2024 was $103.7 million, an increase of $4.6 million, or 4.7% from the first quarter of 2024. Total operating income for Spoolable Technologies for the second quarter of 2024 was $30.0 million, compared to operating income of $16.4 million for the first quarter of 2024. The increase in operating income was primarily due to a $2.9 million expense related to the change in fair value of the earn-out payment for the FlexSteel acquisition in the second quarter of 2024 compared to a larger expense of $13.3 million related to the change in fair value of the earn-out payment for the FlexSteel acquisition recognized in the first quarter of 2024.
Corporate and other. Corporate and other revenue represents the elimination of inter-segment sales from our Pressure Control segment to our Spoolable technologies segment. Corporate and other expenses for the second quarter of 2024 were $5.9 million, an increase of $0.4 million, or 6.8% from $5.5 million for the first quarter of 2024. The increase was primarily due to higher stock-based compensation and bonus expense.
Interest income, net. Interest income, net was $1.4 million for the second quarter of 2024, an increase of $0.7 million from the first quarter of 2024. The increase in interest income, net was primarily due to higher interest income earned on a higher invested cash balance.
Income tax expense. Income tax expense for the second quarter of 2024 was $18.2 million compared to $13.4 million for the first quarter of 2024. The increase in income tax expense from the first quarter was primarily due to an increase in operating income quarter over quarter. Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus Companies. Income allocated to the non-controlling interest is only taxable to the non-controlling interest.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table presents a summary of the segment consolidated operating results for the periods indicated:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$362,220	$393,789	$(31,569)	(8.0)%
Spoolable Technologies	202,811	140,435	62,376	44.4
Corporate and other	(519)	—	(519)	nm
Total revenues	564,512	534,224	30,288	5.7
Operating income
Pressure Control	107,344	126,059	(18,715)	(14.8)
Spoolable Technologies	46,434	(5,769)	52,203	nm
Total segment operating income	153,778	120,290	33,488	27.8
Corporate and other	(11,409)	(22,080)	10,671	(48.3)
Total operating income	142,369	98,210	44,159	45.0

Interest income (expense), net	2,094	(4,926)	7,020	nm
Other income, net	—	3,538	(3,538)	nm
Income before income taxes	144,463	96,822	47,641	49.2
Income tax expense	31,589	12,075	19,514	nm
Net income	112,874	84,747	28,127	33.2
Less: net income attributable to non-controlling interest	24,081	17,103	6,978	40.8
Net income attributable to Cactus Inc.	$88,793	$67,644	$21,149	31.3%
nm = not meaningful
Pressure Control. Pressure Control revenue was $362.2 million for the first six months of 2024, a decrease of $31.6 million, or 8.0%, from the first six months of 2023. The lower revenue was primarily due to decreased sales of wellhead and production related equipment resulting from lower drilling and completion activity by our customers. In addition, rental of drilling and completion equipment and field service associated with product and rental revenues decreased as a result of the decline in activity. Operating income of $107.3 million in the first six months of 2024 decreased $18.7 million, or 14.8%, from the first six months of 2023. The decrease was primarily attributable to lower gross margins during the period due to the decreased customer activity levels and higher SG&A expenses. The increase in SG&A expenses primarily related to higher personnel costs, bad debt expense and stock-based compensation expense.
Spoolable Technologies. Spoolable Technologies revenue for the first six months of 2024 was $202.8 million, an increase of $62.4 million, or 44.4%, from the first six months of 2023, as results for the first six months of 2023 only included four months of revenues from the FlexSteel acquisition, which closed on February 28, 2023. Total operating income was $46.4 million in the first six months of 2024, an increase of $52.2 million, compared to an operating loss of $5.8 million in the first six months of 2023, which included only four months of income. Operating income for the first six months of 2024 included $16.2 million of expense related to the change in fair value of the earn-out liability for the FlexSteel acquisition and $8.0 million of intangible amortization. Operating loss for the first six months of 2023 included approximately $18.0 million of expense related to the change in fair value of the estimated earn-out liability, $23.5 million of inventory step-up expense and $12.3 million of intangible amortization expense as well as depreciation expense of $5.5 million primarily associated with the step-up of fixed assets in connection with accounting for the purchased assets at fair value in conjunction with purchase accounting.
Corporate and other. Corporate and other revenue represents the elimination of inter-segment sales from our Pressure Control segment to our Spoolable technologies segment.Corporate and other expenses for the first six months of 2024 was $11.4 million, a decrease of $10.7 million, or 48.3% from the first six months of 2023. The decrease was largely attributable to lower professional fees related to transaction costs associated with the closing of and accounting for the FlexSteel acquisition.
Interest income (expense), net. Interest income, net for the first six months of 2024 was $2.1 million, compared to interest expense, net of $4.9 million for the first six months of 2023. The increase was primarily due to an increase in interest income earned on cash invested during the period. Interest expense for the first six months of 2023 related to outstanding borrowings under the Amended ABL Credit Facility in conjunction with the FlexSteel acquisition.
Other income, net. Other income, net for 2023 related to non-cash adjustments for the revaluation of the liability related to the tax receivable agreement as a result of changes to the state tax rate.
Income tax expense. Income tax expense for the first six months of 2024 was $31.6 million compared to $12.1 million for the first six months of 2023. The increase in income tax expense from the first six months of 2023 was primarily due to an increase in operating income during the first six months of 2024, and fewer reductions in income tax expense for items specific to the first half of 2023. Income tax expense for the first half of 2023 included $21.1 million of expense associated with current income, offset by a $12.1 million benefit associated with the release of our valuation allowance previously provided for our investment in Cactus Companies based on the determination that the deferred tax asset was realizable due to our ability to generate sufficient taxable income of the appropriate type. Additionally, we recognized $4.3 million of expense associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate, and a $1.2 million benefit associated with permanent differences related to equity compensation.
Liquidity and Capital Resources
At June 30, 2024, we had $246.5 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities, and borrowings under our Amended ABL Credit Facility (as defined in Note 7 in the notes to the unaudited condensed consolidated financial statements). Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of June 30, 2024, we had $220.1 million of available borrowing capacity under our Amended ABL Credit Facility with no outstanding borrowings, and $1.1 million in letters of credit outstanding. We were in compliance with the covenants of the Amended ABL Credit Facility as of June 30, 2024.
The contingent consideration earn-out period related to the FlexSteel acquisition ended on June 30, 2024 and resulted in a final earn-out liability of $37.0 million, which we expect to pay in August 2024.
In June 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions, or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of June 30, 2024, $146.3 million remained authorized for future repurchases of Class A common stock under the program.
We believe that our existing cash on hand, cash generated from operations and available borrowings under our Amended ABL Credit Facility will be sufficient for at least the next 12 months to meet working capital requirements, debt service obligations, anticipated capital expenditures, the earn-out payment related to the FlexSteel acquisition, repurchases of shares of our Class A common stock, expected TRA liability payments, anticipated tax liabilities and dividends to holders of our Class A common stock as well as pro rata cash distributions to holders of CC Units other than Cactus Inc.
We currently estimate our net capital expenditures for the year ending December 31, 2024 will range from $35 million to $45 million. In the Pressure Control segment, capital expenditures are primarily related to rental fleet investments, international expansion and diversification of our low cost supply chain. In the Spoolable Technologies segment, capital expenditures are primarily related to manufacturing plant enhancements and additional deployment equipment used for product installation.
Our ability to satisfy our long-term liquidity requirements, including cash requirements to fund income tax liabilities and the TRA liability at Cactus Inc., along with associated distributions to holders of CC Units relating to their ownership of Cactus Companies, depends on our future operating performance, which is affected by, and subject to, prevailing economic conditions, market conditions in the E&P industry, availability and cost of raw materials, and financial, business and other factors, many of which are beyond our control. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate, and competitive pressures. If necessary, we would likely choose to further reduce our spending on capital expenditures and operating expenses to ensure we operate within the cash flow generated from our operations.
Cash Flows
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$164,218	$168,518
Net cash used in investing activities	(14,054)	(639,519)
Net cash (used in) provided by financing activities	(37,195)	190,687
Net cash provided by operating activities was $164.2 million and $168.5 million for the six months ended June 30, 2024 and 2023, respectively. Operating cash flows for 2024 decreased primarily due to an increase in cash outflows associated with working capital, partially offset by an increase in operating income.
Net cash used in investing activities was $14.1 million and $639.5 million for the six months ended June 30, 2024 and 2023, respectively. The decrease was primarily due to cash paid to acquire FlexSteel for $621.5 million less $5.3 million in cash acquired during the first quarter of 2023. Additionally, our capital expenditures decreased approximately $6.3 million primarily due to the $7.0 million purchase of a previously leased facility during the first half of 2023.
Net cash used in financing activities was $37.2 million for the six months ended June 30, 2024 as compared to net cash provided by financing activities of $190.7 million for the six months ended June 30, 2023. The decrease in net cash provided by financing activities was primarily related to certain financing activities in 2023 associated with the FlexSteel acquisition. We received approximately $169.9 million of proceeds, net of issuance costs, from issuing shares of our Class A common stock during 2023. Additionally, we received $155.0 million from total borrowings under our Amended ABL Credit Facility of which all $155.0 million has been repaid. The first half of 2023 included payments of approximately $6.8 million of debt issuance costs. The first half of 2024 includes a $3.9 million increase in share repurchases primarily associated with the Company's share repurchase program, increased distributions to members of $3.9 million, higher dividend payments of approximately $1.7 million and $0.4 million of additional payments on finance leases.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2023 Annual Report. Our exposure to market risk has not changed materially since December 31, 2023.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchases of Class A common stock during the three months ended June 30, 2024 (in whole shares).

Period	Total number of shares purchased (1)	Weighted-average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum dollar value of shares that may yet be purchased under the plans or program (3)
April 1-30, 2024	1,029	$49.40	—	$—
May 1-31, 2024	3,341	$50.83	—	$—
June 1-30, 2024	—	$—	—	$—
Total	4,370	$50.49	—	$146,302,153
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
Item 5.   Other Information.
On July 30, 2024, the Board of Directors of Cactus, Inc. amended and restated the Amended and Restated Bylaws of Cactus, Inc. (as so amended, the “Amended and Restated Bylaws”), which became effective as of such date. The Amended and Restated Bylaws primarily include, among other things, revisions to (i) narrow the scope of information required to be provided by stockholders seeking to nominate directors or propose other business before a meeting of stockholders, (ii) eliminate the requirement that a director nominee of a stockholder submitting a nomination pursuant to the proxy access provisions of the bylaws (a “proxy access nominee”) provide an irrevocable letter of resignation to become effective in certain circumstances, (iii) narrow the bases on which a proxy access nominee can be disqualified from being nominated for election and the nomination can be disregarded, and (iv) clarify that in the case of an uncontested election of directors the directors will be elected by a majority of the votes cast by stockholders entitled to vote in the election.

The Amended and Restated Bylaws are attached hereto as Exhibit 3.6 and are hereby incorporated by reference herein. The foregoing summary is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws. A marked version of the Amended and Restated Bylaws showing all amendments effective as of July 30, 2024 is attached as Exhibit 3.7.
During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cactus, Inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.   Exhibits.
The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report.

Exhibit No.	Description
3.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cactus, Inc. (incorporated reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024 (the “May 20, 2024 8-K”))

3.2	Restated Certificate of Incorporation of Cactus, Inc. (incorporated by reference to Exhibit 3.2 to the May 20, 2024 8-K)
3.3	Restated Certificate of Incorporation of Cactus, Inc., marked to show amendments effective as of May 15, 2024 (incorporated by reference to Exhibit 3.3 to the May 20, 2024 8-K)
3.4	Amended and Restated Bylaws of Cactus, Inc. (incorporated by reference to Exhibit 3.4 to the May 20, 2024 8-K)
3.5	Amended and Restated Bylaws of Cactus, Inc., marked to show amendments effective as of May 15, 2024 (incorporated by reference to Exhibit 3.5 to the May 20, 2024 8-K)
3.6*	Amended and Restated Bylaws of Cactus, Inc.
3.7*	Amended and Restated Bylaws of Cactus, Inc., marked to show amendments effective as of July 30, 2024
10.1†*	Offer letter to Jay A. Nutt dated May 20, 2024
31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cactus, Inc.

August 1, 2024	By:	/s/ Scott Bender
Date		Scott Bender Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

August 1, 2024	By:	/s/ Jay A. Nutt
Date		Jay A. Nutt Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)