Form 10-Q
period 2024-09-30
Cactus, Inc.
filed 2024-10-31
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of October 29, 2024, the registrant had 66,656,160 shares of Class A common stock, $0.01 par value per share, and 12,927,927 shares of Class B common stock, $0.01 par value per share, outstanding.

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
i

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except per share data)	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$303,376	$133,792
Accounts receivable, net of allowance of $3,905 and $3,642, respectively	196,874	205,381
Inventories	219,799	205,625
Prepaid expenses and other current assets	10,152	11,380
Total current assets	730,201	556,178
Property and equipment, net	344,183	345,502
Operating lease right-of-use assets, net	23,589	23,496
Intangible assets, net	167,988	179,978
Goodwill	203,028	203,028
Deferred tax asset, net	203,778	204,852
Other noncurrent assets	8,956	9,527
Total assets	$1,681,723	$1,522,561
Liabilities and Equity
Current liabilities
Accounts payable	$74,897	$71,841
Accrued expenses and other current liabilities	79,347	50,654
Earn-out liability	—	20,810
Current portion of liability related to tax receivable agreement	25,485	20,855
Finance lease obligations, current portion	7,121	7,280
Operating lease liabilities, current portion	4,451	4,220
Total current liabilities	191,301	175,660
Deferred tax liability, net	3,160	3,589
Liability related to tax receivable agreement, net of current portion	241,542	250,069
Finance lease obligations, net of current portion	10,620	9,352
Operating lease liabilities, net of current portion	19,414	19,121
Other noncurrent liabilities	3,406	—
Total liabilities	469,443	457,791
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 66,656 and 65,409 shares issued and outstanding	666	654
Class B common stock, $0.01 par value, 215,000 shares authorized, 12,928 and 14,034 shares issued and outstanding	—	—
Additional paid-in capital	488,611	465,012
Retained earnings	514,481	400,682
Accumulated other comprehensive loss	(739)	(826)
Total stockholders’ equity attributable to Cactus Inc.	1,003,019	865,522
Non-controlling interest	209,261	199,248
Total stockholders’ equity	1,212,280	1,064,770
Total liabilities and equity	$1,681,723	$1,522,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenues
Product revenue	$221,406	$214,295	$649,818	$605,698
Rental revenue	26,979	28,879	76,129	84,916
Field service and other revenue	44,796	44,696	131,746	131,480
Total revenues	293,181	287,870	857,693	822,094
Costs and expenses
Cost of product revenue	128,758	123,278	377,591	373,310
Cost of rental revenue	14,346	15,558	40,986	48,538
Cost of field service and other revenue	35,775	36,973	105,616	103,861
Selling, general and administrative expenses	37,372	29,549	98,021	97,519
Change in fair value of earn-out liability	138	(5,091)	16,318	13,053
Total costs and expenses	216,389	200,267	638,532	636,281
Operating income	76,792	87,603	219,161	185,813

Interest income (expense), net	2,062	(1,372)	4,156	(6,298)
Other income, net	—	266	—	3,804
Income before income taxes	78,854	86,497	223,317	183,319
Income tax expense	16,417	18,478	48,006	30,553
Net income	$62,437	$68,019	$175,311	$152,766
Less: net income attributable to non-controlling interest	12,510	15,439	36,591	32,542
Net income attributable to Cactus Inc.	$49,927	$52,580	$138,720	$120,224

Earnings per Class A share - basic	$0.75	$0.81	$2.10	$1.87
Earnings per Class A share - diluted	$0.74	$0.80	$2.09	$1.82

Weighted average Class A shares outstanding - basic	66,563	64,879	66,030	64,399
Weighted average Class A shares outstanding - diluted	80,190	65,486	79,777	79,632
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$62,437	$68,019	$175,311	$152,766
Foreign currency translation adjustments	769	(670)	140	(812)
Comprehensive income	$63,206	$67,349	$175,451	$151,954
Less: comprehensive income attributable to non-controlling interest	12,678	15,319	36,644	32,393
Comprehensive income attributable to Cactus Inc.	$50,528	$52,030	$138,807	$119,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at June 30, 2024	66,480	$665	13,082	$—	$481,960	$473,391	$(1,340)	$200,120	$1,154,796
Member distributions	—	—	—	—	—	—	—	(1,827)	(1,827)
Effect of CC Unit redemptions	154	1	(154)	—	2,448	—	—	(2,449)	—
Tax impact of equity transactions	—	—	—	—	70	—	—	—	70
Equity award vestings	22	—	—	—	(640)	—	—	(192)	(832)
Other comprehensive income	—	—	—	—	—	—	601	168	769
Stock-based compensation	—	—	—	—	4,773	—	—	931	5,704
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(8,837)	—	—	(8,837)
Net income	—	—	—	—	—	49,927	—	12,510	62,437
Balance at September 30, 2024	66,656	$666	12,928	$—	$488,611	$514,481	$(739)	$209,261	$1,212,280

Balance at June 30, 2023	64,609	$647	14,820	$—	$446,206	$315,049	$(1,096)	$191,968	$952,774
Member distributions	—	—	—	—	—	—	—	(9,214)	(9,214)
Effect of CC Unit redemptions	714	7	(714)	—	9,753	—	—	(9,760)	—
Tax impact of equity transactions	—	—	—	—	2,574	—	—	(100)	2,474
Other comprehensive loss	—	—	—	—	—	—	(551)	(119)	(670)
Stock-based compensation	—	—	—	—	3,769	—	—	849	4,618
Cash dividends declared ($0.12 per share)	—	—	—	—	—	(7,930)	—	—	(7,930)
Net income	—	—	—	—	—	52,580	—	15,439	68,019
Balance at September 30, 2023	65,323	$654	14,106	$—	$462,302	$359,699	$(1,647)	$189,063	$1,010,071
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	65,409	$654	14,034	$—	$465,012	$400,682	$(826)	$199,248	$1,064,770
Member distributions	—	—	—	—	—	—	—	(10,444)	(10,444)
Effect of CC Unit redemptions	1,106	11	(1,106)	—	16,854	—	—	(16,865)	—
Tax impact of equity transactions	—	—	—	—	603	—	—	—	603
Equity award vestings	228	2	—	—	(4,284)	—	—	(1,667)	(5,949)
Other comprehensive income	—	—	—	—	—	—	87	53	140
Share repurchases	(87)	(1)	—	—	(2,996)	—	—	(375)	(3,372)
Stock-based compensation	—	—	—	—	13,422	—	—	2,720	16,142
Cash dividends declared ($0.37 per share)	—	—	—	—	—	(24,921)	—	—	(24,921)
Net income	—	—	—	—	—	138,720	—	36,591	175,311
Balance at September 30, 2024	66,656	$666	12,928	$—	$488,611	$514,481	$(739)	$209,261	$1,212,280

Balance at December 31, 2022	60,903	$609	14,978	$—	$310,528	$261,764	$(984)	$138,528	$710,445
Issuance of common stock	3,352	34	—	—	143,302	—	—	26,033	169,369
Member distributions	—	—	—	—	—	—	—	(13,926)	(13,926)
Effect of CC Unit redemptions	872	9	(872)	—	11,773	—	—	(11,782)	—
Tax impact of equity transactions	—	—	—	—	(10,979)	—	—	16,726	5,747
Equity award vestings	200	2	—	—	(3,071)	—	—	(1,371)	(4,440)
Other comprehensive loss	—	—	—	—	—	—	(663)	(149)	(812)
Share repurchases	(4)	—	—	—	(137)	—	—	(22)	(159)
Stock-based compensation	—	—	—	—	10,886	—	—	2,484	13,370
Cash dividends declared ($0.34 per share)	—	—	—	—	—	(22,289)	—	—	(22,289)
Net income	—	—	—	—	—	120,224	—	32,542	152,766
Balance at September 30, 2023	65,323	$654	14,106	$—	$462,302	$359,699	$(1,647)	$189,063	$1,010,071
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net income	$175,311	$152,766
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	45,124	50,180
Deferred financing cost amortization	840	4,187
Stock-based compensation	15,943	13,526
Provision for expected credit losses	378	2,153
Inventory obsolescence	2,738	3,569
Gain on disposal of assets	(824)	(1,999)
Deferred income taxes	12,606	10,723
Change in fair value of earn-out liability	16,318	12,932
Gain from revaluation of liability related to tax receivable agreement	—	(3,683)
Changes in operating assets and liabilities:
Accounts receivable	8,324	(12,637)
Inventories	(16,781)	45,377
Prepaid expenses and other assets	1,065	(7,321)
Accounts payable	2,871	2,733
Accrued expenses and other liabilities	32,050	2,986
Payments pursuant to tax receivable agreement	(15,277)	(26,890)
Payment of earn-out liability	(31,168)	—
Net cash provided by operating activities	249,518	248,602
Cash flows from investing activities
Acquisition of a business, net of cash and cash equivalents acquired	—	(616,189)
Capital expenditures and other	(27,042)	(33,400)
Proceeds from sales of assets	2,991	4,347
Net cash used in investing activities	(24,051)	(645,242)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	155,000
Repayments of borrowings of long-term debt	—	(155,000)
Net proceeds from the issuance of Class A common stock	—	169,878
Payments of deferred financing costs	—	(6,857)
Payment of contingent consideration	(5,960)	—
Payments on finance leases	(5,881)	(5,579)
Dividends paid to Class A common stock shareholders	(24,821)	(22,266)
Distributions to members	(10,444)	(13,926)
Repurchases of shares	(9,321)	(4,599)
Net cash (used in) provided by financing activities	(56,427)	116,651
Effect of exchange rate changes on cash and cash equivalents	544	(800)
Net increase (decrease) in cash and cash equivalents	169,584	(280,789)
Cash and cash equivalents, beginning of period	133,792	344,527
Cash and cash equivalents, end of period	$303,376	$63,738

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$21,762	$19,464
Cash paid for interest	$1,658	$5,150
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new lease obligations	$13,366	$10,210
Property and equipment in accounts payable	$1,223	$1,758
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
Changes in the fair value of the earn-out liability subsequent to the acquisition date have been recognized in the consolidated statements of income. The contingent consideration earn-out period ended on June 30, 2024 and resulted in an earn-out liability of $37.0 million. The earn-out payment was made in September 2024.

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

Nine Months Ended September 30,
2023
Revenues	$875,473
Net Income attributable to Cactus, Inc.	132,026

3.Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas exploration and production companies located in the U.S. Our receivables are short-term in nature and typically due in 30 to 60 days. We do not accrue interest on delinquent receivables. Accounts receivable includes both amounts billed and currently due from customers, as well as unbilled amounts resulting from accrued revenue associated with products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of September 30, 2024 and December 31, 2023 was $38.3 million and $26.8 million, respectively.
We maintain an allowance for credit losses to provide for the amount of billed receivables we believe to be at risk of loss. In our determination of the allowance for credit losses, we pool receivables with similar risk characteristics based on customer size, credit ratings, payment history, bankruptcy status and other factors known to us, and then apply an expected credit loss percentage. The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. Accounts deemed uncollectible are applied against the allowance for credit losses. The following is a roll-forward of our allowance for credit losses.

	Balance at Beginning of Period	Expense	Write off	Other	Balance at End of Period
Nine Months Ended September 30, 2024	$3,642	$378	$(148)	$33	$3,905
Nine Months Ended September 30, 2023	1,060	2,153	(16)	(10)	3,187
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

	September 30, 2024	December 31, 2023
Raw materials	$23,417	$22,373
Work-in-progress	12,089	11,471
Finished goods	184,293	171,781
	$219,799	$205,625

5.Property and Equipment, net
Property and equipment are stated at cost. We manufacture or construct most of our Pressure Control rental equipment assets. During the manufacture of these assets, they are reflected as construction in progress until complete. Property and equipment consists of the following:

	September 30, 2024	December 31, 2023
Land	$16,442	$16,442
Buildings and improvements	132,809	131,974
Machinery and equipment	138,159	128,962
Reels and skids	16,107	16,181
Vehicles	39,834	36,552
Rental equipment	220,216	218,340
Furniture and fixtures	1,911	1,913
Computers and software	4,840	3,951
Gross property and equipment	570,318	554,315
Less: Accumulated depreciation	(255,019)	(231,594)
Net property and equipment	315,299	322,721
Construction in progress	28,884	22,781
Total property and equipment, net	$344,183	$345,502
6.Other Intangible Assets
The following table presents the detail of acquired intangible assets:

	September 30, 2024			December 31, 2023
	Gross Cost	Accumulated Amortization	Net Cost	Gross Cost	Accumulated Amortization	Net Cost
Customer relationships	$100,300	$(10,587)	$89,713	$100,300	$(5,572)	$94,728
Developed technology	77,000	(12,192)	64,808	77,000	(6,417)	70,583
Tradename	16,000	(2,533)	13,467	16,000	(1,333)	14,667
Backlog	7,000	(7,000)	—	7,000	(7,000)	—
Total	$200,300	$(32,312)	$167,988	$200,300	$(20,322)	$179,978
All intangible assets are amortized over their estimated useful lives. The weighted average amortization period for identifiable intangible assets acquired as of September 30, 2024 is 11.0 years. Amortization expense recognized during the three and nine months ended September 30, 2024 was $4.0 million and $12.0 million, respectively, and was recorded in selling, general and administrative expenses in the consolidated statements of income. Estimated future amortization expense is as follows:

Remainder of 2024	$3,997
2025	15,987
2026	15,987
2027	15,987
2028	15,987
2029	15,987
Thereafter	84,056
Total	$167,988

7.Debt
We had no bank debt outstanding as of September 30, 2024 and December 31, 2023. We had $2.5 million in letters of credit outstanding, and we were in compliance with all covenants under the Amended ABL Credit Facility (as defined below) as of September 30, 2024.
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

8.Revenue
The majority of our revenues are derived from short-term contracts for fixed consideration, or in the case of rentals, for a fixed charge per day while the equipment is in use by the customer, plus repair costs. Product sales generally do not include right of return or other significant post-delivery obligations. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenues are recognized when we satisfy a performance obligation by transferring control of the promised goods or providing services to our customers at a point in time, in an amount specified in the contract with our customer which reflects the consideration to which we expect to be entitled in exchange for those goods or services. The majority of our contracts with customers contain a single performance obligation to provide agreed upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. We do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. We typically do not incur any material costs of obtaining contracts.
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
We disaggregate revenue into three categories: product revenues, rental revenues and field service and other revenues. We have predominately domestic operations, with a small amount of sales in Australia, Canada, the Middle East and other international markets. The following table presents our revenues disaggregated by category:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Product revenue	$221,406	76%	$214,295	74%	$649,818	76%	$605,698	74%
Rental revenue	26,979	9%	28,879	10%	76,129	9%	84,916	10%
Field service and other revenue	44,796	15%	44,696	16%	131,746	15%	131,480	16%
Total revenues	$293,181	100%	$287,870	100%	$857,693	100%	$822,094	100%
At September 30, 2024, we had a deferred revenue balance of $7.7 million compared to the December 31, 2023 balance of $8.1 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed our customers in advance of delivering products or services. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of September 30, 2024, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.
9.Tax Receivable Agreement (“TRA”)
In connection with our initial public offering (“IPO”) in February 2018, we entered into the TRA which generally provides for payment by Cactus Inc. to certain direct and indirect owners of Cactus LLC (after the CC Reorganization, Cactus Companies) of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes, or is deemed to realize in certain circumstances. Cactus Inc. retains the benefit of the remaining 15% of these net cash savings.
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other expense, net. As of September 30, 2024, the total liability from the TRA was $267.0 million with $25.5 million reflected in current liabilities based on the expected timing of our next payments. The current liability of $25.5 million is based on the expected timing of a remaining payment associated with the 2023 tax year, combined with expected payments pertaining to the 2024 tax year to be made within the next calendar year. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus Companies or Cactus Inc.

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
10.Equity
As of September 30, 2024, Cactus Inc. owned 83.8% of Cactus Companies as compared to 82.3% of Cactus Companies as of December 31, 2023. As of September 30, 2024, Cactus Inc. had outstanding 66.7 million shares of Class A common stock (representing 83.8% of the total voting power) and 12.9 million shares of Class B common stock (representing 16.2% of the total voting power).
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

Redemptions of CC Units
Pursuant to the Cactus Companies LLC Agreement, holders of CC Units are entitled to redeem their CC Units, which results in additional Class A common stock outstanding. Since our IPO in February 2018, an aggregate of 47.6 million CC Units (including CW Units prior to the CC Reorganization) and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock.
During the nine months ended September 30, 2024 and 2023, 1.1 million and 0.9 million CC Units, respectively, together with a corresponding number of shares of Class B common stock, were redeemed in exchange for Class A common stock in accordance with the Cactus Companies LLC Agreement.
Dividends
Aggregate cash dividends of $0.37 and $0.34 per share of Class A common stock were declared during the nine months ended September 30, 2024 and 2023 totaling $24.9 million and $22.3 million, respectively. Cash dividends paid during the nine months ended September 30, 2024 and 2023 totaled $24.8 million and $22.3 million, respectively. Dividends accrue on unvested equity-based awards on the date of record and are paid upon vesting. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to the owners of CC Units other than Cactus Inc. for any dividends declared on our Class A common stock. See further discussion of the distributions below under “Member Distributions.”
Share Repurchase Program
On June 6, 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the nine months ended September 30, 2024, the Company purchased and retired 86,599 shares of Class A common stock for $3.4 million, at an average price per share of $38.92 excluding commissions, under the share repurchase program. As of September 30, 2024, $146.3 million remained authorized for future repurchases of Class A common stock under the program.
Member Distributions
Distributions made by Cactus Companies are generally required to be made pro rata among all its members. For the nine months ended September 30, 2024, Cactus Companies distributed $51.9 million to Cactus Inc. to fund its dividend, TRA and estimated tax payments and made pro rata distributions to the other members totaling $10.4 million over the same period. During the nine months ended September 30, 2023, Cactus Companies distributed $63.1 million to Cactus Inc. to fund its dividend and estimated tax payments and made pro rata distributions to the other members totaling $13.9 million.
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
The FlexSteel acquisition contingent consideration earn-out period ended June 30, 2024. The earn-out payment was made in September 2024.
The fair value of our foreign currency forwards was less than $0.1 million as of September 30, 2024 and was determined using market observable inputs including forward and spot prices (Level 2 inputs).
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

Financial information by business segment for the three and nine months ended September 30, 2024 and 2023 is summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Pressure Control	$185,099	$182,484	$547,319	$576,273
Spoolable Technologies	108,155	105,386	310,966	245,821
Corporate and other (1)	(73)	—	(592)	—
Total revenues	293,181	287,870	857,693	822,094
Operating income:
Pressure Control	52,537	54,822	159,881	180,881
Spoolable Technologies	32,907	39,773	79,341	34,004
Total segment operating income	85,444	94,595	239,222	214,885
Corporate and other (2)	(8,652)	(6,992)	(20,061)	(29,072)
Total operating income	76,792	87,603	219,161	185,813
Interest income (expense), net	2,062	(1,372)	4,156	(6,298)
Other income, net	—	266	—	3,804
Income before income taxes	$78,854	$86,497	$223,317	$183,319
(1)Represents the elimination of inter-segment revenue for sales from our Pressure Control segment to our Spoolable Technologies segment.
(2)Includes corporate and other costs not directly attributable to our reporting segments, such as corporate executive management and other administrative functions. Prior to January 1, 2024, these costs were previously included in the Pressure Control segment. The information for the nine months ended September 30, 2023 has been recast to align with the presentation for the nine months ended September 30, 2024.
14.Earnings per Share
Basic earnings per share of Class A common stock is calculated by dividing the net income attributable to Cactus Inc. during the period by the weighted average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share of Class A common stock is calculated by dividing the net income attributable to Cactus Inc. during that period by the weighted average number of common shares outstanding, assuming all potentially dilutive shares were issued.
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

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Cactus Inc.—basic	$49,927	$52,580	$138,720	$120,224
Net income attributable to non-controlling interest (1)	9,567	—	27,998	24,874
Net income attributable to Cactus Inc.—diluted (1)	$59,494	$52,580	$166,718	$145,098
Denominator:
Weighted average Class A shares outstanding—basic	66,563	64,879	66,030	64,399
Effect of dilutive shares (2)	13,627	607	13,747	15,233
Weighted average Class A shares outstanding—diluted (2)	80,190	65,486	79,777	79,632

Earnings per Class A share—basic	$0.75	$0.81	$2.10	$1.87
Earnings per Class A share—diluted (1)(2)	$0.74	$0.80	$2.09	$1.82
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 26% for the three and nine months ended September 30, 2024, and for the nine months ended September 30, 2023.
(2)Diluted earnings per share for the three months ended September 30, 2023 excludes 14.6 million weighted average shares of Class B common stock as the effect would be anti-dilutive.

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
Executive Summary
Cactus is an equipment solutions provider primarily for onshore oil and gas markets. Founded in 2011 by a management group that previously operated two of the largest wellhead providers at the time, Cactus has rapidly grown to be a leading provider of wellhead solutions to the U.S. onshore market. On February 28, 2023, Cactus acquired FlexSteel, which similarly grew from its founding in 2003 to its current status as a leading provider of spoolable pipe technologies, primarily to the U.S. onshore market. We believe this acquisition enhances our position as a premier manufacturer and provider of highly engineered equipment to the exploration and production ("E&P") industry and should provide meaningful growth. We further believe FlexSteel’s products are highly complementary to Cactus’ equipment as it expands our exposure to our customers’ operations from production trees to transportation of oil, gas and other liquids, as well as to additional customers operating in the midstream area.
Demand for our products and services depends primarily upon oil and gas industry activity levels, including the number of active drilling rigs, the number of wells being drilled, the number of wells being completed, and the volume of newly producing wells, among other factors.
Revenues
Our revenues are derived from three sources: products, rentals, and field service and other. Product revenues are derived from the sale of wellhead systems, production trees and spoolable pipe and fittings. Rental revenues are derived from the rental of equipment used during the completion process, the repair of such equipment, and the rental of equipment or tools used to install wellhead equipment or spoolable pipe. Field service and other revenues are earned when we provide installation and other field services for both product sales and equipment rental.
During the nine months ended September 30, 2024, we derived 76% of total revenues from the sale of our products, 9% of total revenues from rental and 15% of total revenues from field service and other. During the nine months ended September 30, 2023, we derived 74% of total revenues from the sale of our products, 10% of total revenues from rental and 16% of total revenues from field service and other. We have predominantly domestic operations, with more limited operations in Australia, Canada, and the Middle East, as well as sales in other international markets.
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
Demand for our product sales in the Spoolable Technologies segment is driven primarily by the number of wells being placed into production after the completions phase, as customers use our spoolable pipe and associated fittings to bring wells more rapidly onto production. Rental and field service and other revenues are closely correlated with revenues from product sales, as items sold usually have an associated rental and service component.
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

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
WTI Oil Price ($/bbl) (1)	$76.43	$81.81	$78.58	$77.27
Natural Gas Price ($/MMBtu) (2)	$2.11	$2.06	$2.05	$2.46
U.S. Land Drilling Rigs (3)	565	583	583	689

(1) EIA Cushing, OK WTI (“West Texas Intermediate”) spot price.
(2) EIA Henry Hub Natural Gas spot price per million British Thermal Unit (“MMBtu”).
(3) Baker Hughes.

In the third quarter of 2024, U.S. land drilling and completion activity levels were down approximately 3% from the second quarter of 2024 and down approximately 15% from the 2023 full year average. Average oil prices decreased in the third quarter of 2024 compared to the second quarter of 2024 as global oil demand concerns grew in parallel with risks of increased supply from OPEC+ and non-OPEC+ countries. Accordingly, we anticipate activity in the Middle East may decline. Prices remain volatile due to ongoing geopolitical risk concerns. Natural gas prices increased 2% in the third quarter of 2024 from the second quarter of 2024, as higher power generation demand through the summer led to less supply surplus than the market anticipated. U.S. gas storage approached five-year average levels in the third quarter, after remaining above the 5-year maximum range for most of the first half of 2024. The ongoing conflicts in Ukraine and the Middle East have led to heightened commodity price uncertainty and increased risk to the global supply chain.

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
We have two operating segments consisting of the Pressure Control segment and the Spoolable Technologies segment. Our results of operations are evaluated by the Chief Executive Officer on a consolidated basis as well as at the segment level. The performance of our operating segments is primarily evaluated based on segment operating income (in addition to other measures), which is defined as income before taxes and before interest income (expense), net, other income (expense), net and corporate and other expenses not allocated to the operating segments. Prior to January 1, 2024, Corporate and other expenses were included in our Pressure Control segment. The Company has recast the information for the nine months ended September 30, 2023 to align with the presentation for the nine months ended September 30, 2024.
Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024

The following table presents a summary of the segment consolidated operating results for the periods indicated:

	Three Months Ended
	September 30, 2024	June 30, 2024	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$185,099	$187,192	$(2,093)	(1.1)%
Spoolable Technologies	108,155	103,716	4,439	4.3
Corporate and other	(73)	(519)	446	(85.9)
Total revenues	293,181	290,389	2,792	1.0
Operating income
Pressure Control	52,537	55,669	(3,132)	(5.6)
Spoolable Technologies	32,907	30,041	2,866	9.5
Total segment operating income	85,444	85,710	(266)	(0.3)
Corporate and other expenses	(8,652)	(5,891)	(2,761)	46.9
Total operating income	76,792	79,819	(3,027)	(3.8)

Interest income, net	2,062	1,405	657	46.8
Income before income taxes	78,854	81,224	(2,370)	(2.9)
Income tax expense	16,417	18,165	(1,748)	(9.6)
Net income	62,437	63,059	(622)	(1.0)
Less: net income attributable to non-controlling interest	12,510	13,231	(721)	(5.4)
Net income attributable to Cactus Inc.	$49,927	$49,828	$99	0.2%

Pressure Control. Pressure Control revenue for the third quarter of 2024 was $185.1 million, a decrease of $2.1 million, or 1.1%, from the second quarter of 2024 primarily due to decreased sales of wellhead and production related equipment, offset by an increase in rental activity and field service activity. Pressure Control operating income of $52.5 million for the third quarter of 2024 decreased $3.1 million, or 5.6% from the second quarter of 2024 primarily due to miscellaneous charges incurred during the quarter, including reserves taken in connection with customer bankruptcies and other litigation claims.
Spoolable Technologies. Spoolable Technologies revenue for the third quarter of 2024 was $108.2 million, an increase of $4.4 million, or 4.3% from the second quarter of 2024 primarily due to increased customer activity levels. Total operating income for Spoolable Technologies for the third quarter of 2024 was $32.9 million, compared to operating income of $30.0 million for the second quarter of 2024. The increase in operating income was primarily due to a decrease in expense related to the change in fair value of the earn-out payment for the FlexSteel acquisition, partly offset by higher manufacturing input costs.
Corporate and other. Corporate and other revenue represents the elimination of inter-segment sales from our Pressure Control segment to our Spoolable technologies segment. Corporate and other expenses include costs associated with executive management and other administrative functions not directly attributable to our reporting segment. Corporate and other expenses for the third quarter of 2024 were $8.7 million, an increase of $2.8 million, or 46.9% from $5.9 million for the second quarter of 2024. The increase was primarily due to professional fees associated with the evaluation of an inorganic growth opportunity.
Interest income, net. Interest income, net was $2.1 million for the third quarter of 2024, an increase of $0.7 million from the second quarter of 2024. The increase in interest income, net was primarily due to interest income earned on a higher invested cash balance.
Income tax expense. Income tax expense for the third quarter of 2024 was $16.4 million compared to $18.2 million for the second quarter of 2024. The decrease in income tax expense from the second quarter was due to a decrease in operating income quarter-over-quarter, in addition to an overall tax rate reduction due to decreases in permanent items. Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus Companies. Income allocated to the non-controlling interest is only taxable to the non-controlling interest.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table presents a summary of the segment consolidated operating results for the periods indicated:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$547,319	$576,273	$(28,954)	(5.0)%
Spoolable Technologies	310,966	245,821	65,145	26.5
Corporate and other	(592)	—	(592)	nm
Total revenues	857,693	822,094	35,599	4.3
Operating income
Pressure Control	159,881	180,881	(21,000)	(11.6)
Spoolable Technologies	79,341	34,004	45,337	nm
Total segment operating income	239,222	214,885	24,337	11.3
Corporate and other expenses	(20,061)	(29,072)	9,011	(31.0)
Total operating income	219,161	185,813	33,348	17.9

Interest income (expense), net	4,156	(6,298)	10,454	nm
Other income, net	—	3,804	(3,804)	nm
Income before income taxes	223,317	183,319	39,998	21.8
Income tax expense	48,006	30,553	17,453	57.1
Net income	175,311	152,766	22,545	14.8
Less: net income attributable to non-controlling interest	36,591	32,542	4,049	12.4
Net income attributable to Cactus Inc.	$138,720	$120,224	$18,496	15.4%
nm = not meaningful
Pressure Control. Pressure Control revenue was $547.3 million for the first nine months of 2024, a decrease of $29.0 million, or 5.0%, from the first nine months of 2023. The lower revenue was primarily due to decreased sales of wellhead and production related equipment resulting from lower drilling and completion activity by our customers. In addition, rental of drilling and completion equipment and field service associated with product and rental revenues decreased as a result of the decline in customer activity. Operating income of $159.9 million in the first nine months of 2024 decreased $21.0 million, or 11.6%, from the first nine months of 2023. The decrease was primarily attributable to lower gross margins during the period due to the decreased customer activity levels and higher selling, general and administrative ("SG&A") expenses. The increase in SG&A expenses primarily related to higher personnel costs, stock-based compensation expense and other reserves, partially offset by a decrease in bad debt expense.
Spoolable Technologies. Spoolable Technologies revenue for the first nine months of 2024 was $311.0 million, an increase of $65.1 million, or 26.5%, from the first nine months of 2023, as results for the first nine months of 2023 only included seven months of revenues from the FlexSteel acquisition, which closed on February 28, 2023. Total operating income was $79.3 million in the first nine months of 2024, an increase of $45.3 million, compared to operating income of $34.0 million in the first nine months of 2023, which included only seven months of income. Operating income for the first nine months of 2024 included $16.3 million of expense related to the change in fair value of the earn-out liability for the FlexSteel acquisition and $12.0 million of intangible amortization. Operating income for the first nine months of 2023 included approximately $13.1 million of expense related to the change in fair value of the estimated earn-out liability, $23.5 million of inventory step-up expense and $16.3 million of intangible amortization expense, as well as depreciation expense of $9.9 million primarily associated with the step-up of fixed assets in connection with accounting for the purchased assets at fair value in conjunction with purchase accounting.
Corporate and other. Corporate and other revenue represents the elimination of inter-segment sales from our Pressure Control segment to our Spoolable technologies segment. Corporate and other expenses include costs associated with executive management and other administrative functions not directly attributable to our reporting segment. Corporate and other expenses for the first nine months of 2024 was $20.1 million, a decrease of $9.0 million, or 31.0% from the first nine months of 2023. The decrease was largely attributable to professional fees related to transaction costs associated with the closing of and accounting for the FlexSteel acquisition.
Interest income (expense), net. Interest income, net for the first nine months of 2024 was $4.2 million, compared to interest expense, net of $6.3 million for the first nine months of 2023. The increase was due to an increase in interest income earned on cash invested during the 2024 period. Interest expense in 2023 was primarily related to borrowings outstanding through July 2023 under the Amended ABL Credit Facility.
Other income, net. Other income, net for 2023 related to non-cash adjustments for the revaluation of the liability related to the tax receivable agreement as a result of changes to the state tax rate.
Income tax expense. Income tax expense for the first nine months of 2024 was $48.0 million compared to $30.6 million for the first nine months of 2023. The increase in income tax expense from the first nine months of 2023 was primarily due to an increase in operating income during the first nine months of 2024, and fewer reductions in income tax expense for items specific to the comparable period of 2023. Income tax expense for the first nine months of 2023 included approximately $38.3 million of expense associated with 2023 income, offset by a $12.1 million benefit associated with the release of our valuation allowance previously provided for our investment in Cactus Companies. The valuation allowance was based on the determination that the deferred tax asset was realizable due to our ability to generate sufficient taxable income of the appropriate type. Additionally, we recognized $4.3 million of expense associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate, $0.5 million of expense related to the finalization of our 2022 tax returns, and a $0.4 million benefit associated with permanent differences related to equity compensation.
Liquidity and Capital Resources
At September 30, 2024, we had $303.4 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities, and borrowings under our Amended ABL Credit Facility (as defined in Note 7 in the notes to the unaudited condensed consolidated financial statements). Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of September 30, 2024, we had $220.7 million of available borrowing capacity under our Amended ABL Credit Facility with no outstanding borrowings, and $2.5 million in letters of credit outstanding. We were in compliance with the covenants of the Amended ABL Credit Facility as of September 30, 2024.
The contingent consideration earn-out period related to the FlexSteel acquisition ended on June 30, 2024 and resulted in an earn-out liability of $37.0 million, which was paid in September 2024.
In June 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions, or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of September 30, 2024, $146.3 million remained authorized for future repurchases of Class A common stock under the program.
We believe that our existing cash on hand, cash generated from operations and available borrowings under our Amended ABL Credit Facility will be sufficient for at least the next 12 months to meet working capital requirements, debt service obligations, anticipated capital expenditures, repurchases of shares of our Class A common stock, expected TRA liability payments, anticipated tax liabilities, and dividends to holders of our Class A common stock as well as pro rata cash distributions to holders of CC Units other than Cactus Inc.
We currently estimate our net capital expenditures for the year ending December 31, 2024 will range from $32 million to $37 million. In the Pressure Control segment, capital expenditures are primarily related to rental fleet investments, international expansion and diversification of our low cost supply chain. In the Spoolable Technologies segment, capital expenditures are primarily related to manufacturing plant enhancements and additional deployment equipment used for product installation.

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
Cash Flows
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$249,518	$248,602
Net cash used in investing activities	(24,051)	(645,242)
Net cash (used in) provided by financing activities	(56,427)	116,651
Net cash provided by operating activities was $249.5 million and $248.6 million for the nine months ended September 30, 2024 and 2023, respectively. Operating cash flows for 2024 increased primarily due to an increase in operating income and stronger customer collections, partially offset by an increase in cash outflows associated with increased purchases of inventory, in addition to the payment of the earn-out liability.
Net cash used in investing activities was $24.1 million and $645.2 million for the nine months ended September 30, 2024 and 2023, respectively. The current year decrease was primarily due to the non-recurrence of cash paid to acquire FlexSteel for $621.5 million, less $5.3 million in cash acquired during the first quarter of 2023. Additionally, our capital expenditures decreased approximately $6.4 million primarily due to the $7.0 million purchase of a previously leased facility during the first half of 2023.
Net cash used in financing activities was $56.4 million for the nine months ended September 30, 2024 as compared to net cash provided by financing activities of $116.7 million for the nine months ended September 30, 2023. The decrease in net cash provided by financing activities was primarily related to certain financing activities in 2023 associated with the FlexSteel acquisition. We received approximately $169.9 million of proceeds, net of issuance costs, from issuing shares of our Class A common stock during 2023. The first nine months of 2023 also included payments of approximately $6.9 million of debt issuance costs. The first nine months of 2024 includes a $4.7 million increase in share repurchases, primarily associated with the Company's share repurchase program, higher dividend payments of approximately $2.6 million and $6.0 million payment related to the contingent consideration established as of the FlexSteel acquisition date. These increases are partially offset by a $3.5 million decrease in member distributions.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2023 Annual Report. Our exposure to market risk has not changed materially since December 31, 2023.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchases of Class A common stock during the three months ended September 30, 2024 (in whole shares).

Period	Total number of shares purchased (1)	Weighted-average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum dollar value of shares that may yet be purchased under the plans or program (3)
July 1-31, 2024	—	$—	—	$—
August 1-31, 2024	13,945	$59.67	—	$—
September 1-30, 2024	—	$—	—	$—
Total	13,945	$59.67	—	$146,302,153
(1)Consists of shares of Class A common stock repurchased from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period.
(2)Average price paid for Class A common stock purchased from employees to satisfy tax withholding obligations related to restricted stock units that vested during the period.
(3)In June 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Purchases made are intended to comply with Rule 10b-18 and qualify under Rule 10b5-1.

Item 5.   Other Information.
During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cactus, Inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.   Exhibits.
The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report.

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of Cactus, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024)

3.2	Amended and Restated Bylaws of Cactus, Inc. (incorporated by reference to Exhibit 3.6 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on August 1, 2024)
31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cactus, Inc.

October 31, 2024	By:	/s/ Scott Bender
Date		Scott Bender Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

October 31, 2024	By:	/s/ Jay A. Nutt
Date		Jay A. Nutt Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)