Form 10-K
period 2024-12-31
Cactus, Inc.
filed 2025-02-27
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☑
As of June 28, 2024, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $3.5 billion.
As of February 25, 2025, the registrant had 68,151,542 shares of Class A common stock, $0.01 par value per share, and 11,432,545 shares of Class B common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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
•changes in inland and ocean shipping costs as well as transit times, particularly due to Red Sea-related and U.S. union port labor related disruptions, and increased transit times through and availability of the Panama Canal due to weather patterns and political tensions;
•the impact of inflation, continued higher interest rates and the possibility of a recession;
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
•consolidation among our customers;
•increased competition resulting from consolidation of our competitors and the entry of new competitors;
•laws and regulations, including environmental regulations, that may increase our costs or our customers’ costs, limit the demand for our products and services or restrict our operations;
•disruptions in political, regulatory, economic and social conditions domestically or internationally, including tensions and military activity throughout the Middle East and elsewhere;
•the severity and duration of global pandemics or other health crises, such as the outbreak of COVID-19, and the extent of their impact on our business, including employee absenteeism and productivity;
•the impact of actions taken by the Organization of Petroleum Exporting Countries and other oil and gas producing countries (“OPEC+”) affecting the supply of oil and gas;
ii

•the impact of LNG regasification and storage capacity on associated natural gas demand;
•the impact of new, expanded or increased tariffs that could be imposed and related uncertainties;
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
Cactus Inc. and its consolidated subsidiaries (the “Company,” “we,” “us,” “our” and “Cactus”) are primarily engaged in the design, manufacture, sale and rental of highly engineered pressure control and spoolable pipe technologies. Our products are sold and rented principally for onshore unconventional oil and gas wells and are utilized during the drilling, completion and production phases of our customers’ wells. We also provide field services for all of our products and rental items to assist with the installation, maintenance and handling of the equipment. Additionally, we offer repair and refurbishment services as appropriate. We operate through service centers and pipe yards located in the United States, Canada and Australia. We also provide rental and service operations in the Middle East and other select international markets. Our primary manufacturing and production facilities are in Bossier City, Louisiana, Baytown, Texas and Suzhou, China. Our corporate headquarters are located in Houston, Texas.
FlexSteel Acquisition
On February 28, 2023, we completed the acquisition of the FlexSteel business (the “Merger”) through a merger with HighRidge Resources, Inc. and its subsidiaries (“HighRidge”). The purpose of the Merger was to effect the acquisition of the operations of FlexSteel Holdings, Inc. and its subsidiaries. We completed the acquisition on a cash-free, debt-free basis and paid total cash consideration of $658.6 million which included the initial purchase consideration, final adjustments for closing working capital, cash on hand and indebtedness adjustments, and earn-out payments made in 2024 as set forth in the related merger agreement (the “Merger Agreement”).

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
Since our IPO, 49.1 million CC Units (including CW Units prior to the CC Reorganization) and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock. Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our amended and restated certificate of incorporation. Cactus WH Enterprises, LLC (“Cactus WH Enterprises”) is the largest CC Unit Holder. Cactus WH Enterprises is a Delaware limited liability company owned by Scott Bender, Joel Bender, Steven Bender and certain other employees. As of December 31, 2024, Cactus Inc. owned 85.6% and CC Unit Holders owned 14.4% of Cactus Companies, which was based on 68.2 million shares of Class A common stock issued and outstanding and 11.4 million shares of Class B common stock issued and outstanding. Cactus WH Enterprises held approximately 12.8% of our voting power as of December 31, 2024.
The following diagram indicates our simplified ownership structure as of December 31, 2024:

Our Products and Services
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
Spoolable Technologies
The Spoolable Technologies segment designs, manufactures, and sells spoolable pipe and associated end fittings under the FlexSteel brand. Our customers use these products primarily as production, gathering and takeaway pipelines to transport oil, gas or other liquids. In addition, we provide field services and rental items to assist our customers with the installation of these products. We support our field service operations through service centers and pipe yards located in oil and gas regions throughout the United States and Western Canada. We also provide equipment and services in select international markets. The Spoolable Technologies manufacturing facility is located in Baytown, Texas.
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
For the year ended December 31, 2024, we derived 75% of our total revenues from the sale of our products, 9% from rentals and 16% from field service and other. In 2023, we derived 74% of our total revenues from the sale of our products, 10% from rentals and 16% from field service and other. In 2022, we derived 66% of our total revenues from the sale of our products, 14% from rentals and 20% from field service and other. We have predominantly domestic operations and sales, but also generate revenues in Australia, Canada and other select international markets.
Most of our sales are made on a call out basis pursuant to customer agreements, wherein our clients provide delivery instructions for goods and/or services as their operations require. Such goods and services are most often priced in accordance with a preapproved price list. The actual pricing of our products and services is impacted by a number of factors including competitive pricing pressure, the value perceived by our customers, the level of utilized capacity in the oil service sector, cost of manufacturing the product, cost of providing the service, and general market conditions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments and Trends” for a discussion of trends in market demand.

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
Suppliers and Raw Materials
Forgings, tube and bar stock represent the principal raw materials used in the manufacture of our Pressure Control products and rental equipment. In addition, we require accessory items (such as elastomers, ring gaskets, studs and nuts) and machined components. The principal raw materials used by our Spoolable Technologies segment include tube, bar stock, steel strip and high-density polyethylene. We purchase a majority of our raw materials from vendors primarily located in the United States, China, India, Australia and Vietnam. We do not believe that we are overly dependent on any individual vendor to supply our required materials or services. The materials and services essential to our business are normally readily available and, where we use one or a few vendors as a source of any particular materials or services, we believe that we can, within a reasonable period of time, make satisfactory alternative arrangements in the event of an interruption of supply from any vendor. We believe our materials and services vendors have the capacity to meet additional demand should we require it, although at potentially higher costs and with extended deliveries.
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
Trademarks and Patents
Trademarks are important to the marketing of our products. The Company has numerous trademarks registered with the U.S. Patent and Trademark Office as well as foreign trademark offices and has also applied for registration of several other trademarks, which are still pending. Once registered, our trademarks can be renewed every 10 years as long as we are using them in commerce. We also seek to protect our technology through the use of patents, which affords us 20 years of protection of our proprietary inventions and technology. We have been awarded U.S. patents and patents in foreign jurisdictions while still having additional patent applications pending. We also rely on trade secret protection for our confidential and proprietary information. To protect our information, we customarily enter into confidentiality agreements with our employees and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to our trade secrets.

Cyclicality
We are substantially dependent on conditions in the oil and gas industry, including the level of exploration, development and production activity of, and the corresponding capital spending by oil and natural gas exploration and production companies. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which have historically been volatile, and by the availability of capital and the associated capital spending discipline exercised by customers. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities and capital spending, which could adversely affect demand for our products and services and, in certain instances, result in the cancellation, modification or rescheduling of existing and expected orders and the ability of our customers to pay us for our products and services. These factors could have an adverse effect on our revenue and profitability.
Seasonality
Our business is not significantly impacted by seasonality, although our fourth quarter has historically been impacted by holidays and our customers’ budget cycles. These factors can lead to lower activity in our three revenue categories as well as lower margins, particularly in field services due to reduced labor utilization.
Customers
We serve over 300 customers representing private operators, publicly-traded independents, majors and other companies with operations in the key U.S. oil and gas producing basins as well as in Australia, Canada, the Middle East and other international locations. For the years ended December 31, 2024 and 2023, one customer represented 15% and 10%, respectively, of total Company revenues, with both operating segments reporting revenues with this customer. No customer represented more than 10% of total Company revenues for the year ended December 31, 2022.
Competition
The markets in which we operate are highly competitive. In the Pressure Control segment, we believe we are one of the largest suppliers of wellheads used in the United States. We compete with Vault, divisions of SLB and TechnipFMC, and a large number of other companies. We believe the rental market for frac stacks and related flow control equipment is more fragmented than the wellhead product market, and we do not believe any individual company represents more than 20% of the U.S. market. In the Spoolable Technologies segment, we compete with companies who offer spoolable products, including Baker Hughes, Mattr, NOV and select other companies, and companies who offer traditional steel line pipe, including Tenaris, Vallourec, and a large number of other line pipe manufacturers and distributors.
We believe the competitive factors in the markets we serve include technical features, equipment availability, work force competency, efficiency, safety record, reputation, continuity of management, and price. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment. While we seek to be competitive in our pricing, we believe many of our customers elect to work with us based on product performance, features, safety and availability, as well as the quality of our people, equipment and services. We seek to differentiate ourselves from our competitors by delivering the highest‑quality services and equipment possible, coupled with superior execution and operating efficiency in a safe working environment.
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

New, modified or stricter enforcement of environmental laws and regulations could be adopted or implemented that may significantly increase our compliance costs, pollution mitigation costs, or the cost of any remediation of environmental contamination that may become necessary, and these costs could be material. Our customers are also subject to most, if not all, of the same laws and regulations relating to environmental protection and occupational safety and health in the United States and in foreign countries where we operate. Consequently, to the extent these environmental compliance costs, pollution mitigation costs or remediation costs are incurred by our customers, those customers could elect to delay, reduce or cancel drilling, exploration or production programs, which could reduce demand for our products and services and, as a result, have a material adverse effect on our business, financial condition, results of operations, or cash flows. Consistent with our quality assurance and Health, Safety & Environment (“HSE”) principles, we have established proactive environmental and worker safety policies in the United States and foreign countries for the management, handling, recycling or disposal of chemicals and gases and other materials and wastes resulting from our operations. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to worker health and safety.
Licenses and Certifications. Our manufacturing facility in Bossier City, Louisiana, our production facility in Suzhou, China and our service center in Brendale, Australia are currently licensed by the API to monogram manufactured products in accordance with API 6A, 21st Edition product specification for both wellheads and valves while the quality management system is certified to API Q1, 10th Edition and ISO 9001:2015. Cactus has also developed an API Q2 program specific to our Pressure Control service business. We have and are implementing the API Q2 Quality Management System at select service locations to reduce well site non-productive time, improve service tool reliability and enhance customer satisfaction and retention.
Our manufacturing facility in Baytown, Texas also holds API licenses, allowing us to monogram our FlexSteel products in strict accordance with industry-leading standards. Specifically, we adhere to the API 15S 3rd Edition product specification for spoolable reinforced plastic line pipe and the API 17J 5th Edition product specification for unbonded flexible pipe. The FlexSteel quality management system is certified to API Q1, 9th Edition, and ISO 9001:2015. We also hold product conformity certifications for our Spoolable Technologies segment from ICONTEC, covering Latin and South American standards for API 15S and 17J, and ABNT, endorsing Brazilian production conformity to API 15S and 17J.
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

Climate Change. Local, state, national and foreign governments and agencies continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases. Changes in environmental requirements related to greenhouse gases, climate change and alternative energy sources may negatively impact demand for our services. Oil and natural gas exploration and production may decline as a result of environmental requirements, including land use policies responsive to environmental concerns. For example, in January 2025, President Biden issued a Memorandum of Withdrawal that could have had the effect of preventing future leasing by the federal government (and therefore oil and gas exploration) of the lands underlying federal waters offshore the U.S. East Coast, the eastern Gulf of Mexico, the Pacific Ocean off the coasts of Washington, Oregon, and California, and additional portions of the Northern Bering Sea in Alaska. The Trump Administration, however, overturned President Biden’s Memorandum of Withdrawal and issued a series of executive orders that signal a shift in the United States’ energy and climate change policies. Future administrations may, however, pursue executive orders similar to, or more restrictive than, those put in place by President Biden. The topic of oil and gas leasing on public land remains politically fraught.

Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, may reduce demand for oil and natural gas and could have a negative impact on our business. Likewise, such restrictions may result in additional compliance obligations that could have a material adverse effect on our business, consolidated results of operations and consolidated financial position. In addition, our business could be negatively impacted by initiatives to address greenhouse gases and climate change and incentives to conserve energy or use alternative energy sources. For example, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) appropriates significant federal funding for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the Inflation Reduction Act imposes the first ever federal fee on the emission of greenhouse gases (“GHG”) through a methane emissions charge. The Inflation Reduction Act amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production categories. The final rule implementing the waste emissions charge was published in November 2024. These developments could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could reduce demand for our products and services and negatively impact our business. In January 2025, however, the United States submitted formal notification to the United Nations that it intends to withdraw from the Paris Agreement and the President Trump signed executive orders that, among other things, direct federal executive departments and agencies to initiate a regulatory freeze for certain rules that have not taken effect, pending review by the newly appointed agency head, call upon the EPA to submit a report on the continuing applicability of its endangerment finding for GHGs under the Clean Air Act and issue guidance on the “social cost of carbon” to consider whether such metric should be eliminated, and pause the disbursement of funds appropriated through the Inflation Reduction Act and the Infrastructure Investments and Jobs Act.

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
Our insurance includes coverage for commercial general liability, damage to our real and personal property, damage to our mobile equipment, pollution liability, workers’ compensation and employer’s liability, auto liability, foreign package policy, commercial crime, fiduciary liability employment practices, cargo, excess liability, directors and officers’ and cyber insurance. We also maintain a partially self-insured medical plan that utilizes specific and aggregate stop loss limits. Our insurance includes various coverage limitations, policy limits and deductibles or self‑insured retentions, which must be met prior to, or in conjunction with, any recovery.
Human Capital Management
As of December 31, 2024, we employed approximately 1,600 people worldwide, of which over 100 were employed outside of the United States, mainly in Australia and China. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our workforce to be strong.

Our success is intrinsically tied to our ability to attract, retain, and inspire a diverse and talented team across all levels of our organization. This includes our global workforce, executive leadership, and other key personnel. Operating in a highly competitive industry, we have developed and implemented targeted strategies, objectives, and metrics for recruitment and retention. These initiatives are integral to our overall business management approach, contributing to our ability to maintain high retention rates among key managers and associates while fostering a dynamic and motivated workforce.

Recruiting. Our talent strategy focuses on attracting, recognizing, developing, and retaining top-performing individuals. To identify and secure exceptional talent, we actively encourage and reward employee referrals, leverage multiple social media platforms, and participate in regional job fairs. Additionally, we build strategic partnerships with educational institutions across the United States and collaborate with local workforce commissions. These efforts ensure we maintain a diverse and highly skilled candidate pool in every region where we operate.

Training and Development. We are deeply committed to the training and development of our employees, with a special emphasis on those in field, plant, and branch operations. Our comprehensive internal training programs are designed to enhance and monitor technical and safety skills while fostering growth in key areas such as safety practices, corporate and personal responsibility, product knowledge, behavioral development, and ethical conduct.

To support career advancement, our development plans equip individuals with the technical expertise needed to perform their roles with the highest levels of safety and precision. For employees requiring specialized skills, knowledge, or certifications, we provide access to external training opportunities tailored to their professional growth.

We believe that our unwavering focus on training and development not only fosters a safer work environment but also creates pathways for internal promotions, boosts employee morale, and strengthens retention across the organization.

Workplace Culture. We believe our workplace culture is fundamental to our success, driving innovation, creativity, and sustainable growth. Our commitment is to nurture a workplace culture that values every individual, and empowers everyone to contribute their unique perspectives.

We are dedicated to fostering an environment where discrimination has no place. This commitment is reflected in every aspect of our business—from recruitment and promotion practices to employee development initiatives and supplier partnerships. Our workforce comprises a diverse associate group, with approximately 10% women and approximately 46% of our workforce representing a minority population. By cultivating a diverse environment, we strengthen our organization, enrich our workplace culture, and ensure long-term success.

Compensation and Benefits. We provide comprehensive compensation and benefits programs thoughtfully designed to address the diverse needs of our employees and their families. Our approach goes beyond offering competitive salaries and wages, incorporating a wide range of benefits to promote financial security, health, wellness, and professional growth.

Our financial benefits include annual bonuses and retirement plans, such as a 401(k), to help employees build long-term financial stability. We also utilize targeted equity-based grants with vesting conditions to support the retention of key personnel, aligning their success with the Company's growth.

To promote health and wellness, we offer competitive healthcare and insurance options, including health savings accounts partially funded by the Company and standard flexible spending accounts. Employees also have access to company-sponsored long- and short-term disability coverage, accident and critical illness insurance, and resources to support overall well-being.

Recognizing the importance of work-life balance, we provide paid time off, family leave, and paid maternity and paternity leave. Our commitment to supporting families extends further with access to family care resources and personal legal services insurance. Additionally, employee assistance programs are available to help navigate personal and professional challenges.

We also invest in our employees’ professional development by offering tuition reimbursement in certain circumstances, enabling continued growth and skill development.

Through this holistic approach to compensation and benefits, we aim to create a supportive and empowering environment that fosters employee satisfaction, enhances retention, and ensures the long-term success of both our employees and the organization.

Health and Safety. Our health and safety programs are designed around global standards with appropriate variations addressing the multiple jurisdictions and regulations, specific hazards and unique working environments of our manufacturing and production facilities, service centers and headquarters. We require each location to conduct regular safety evaluations to verify that expectations for safety program procedures and training are being met. We also engage in third-party conformity assessments of our HSE processes to determine adherence to our HSE management system and to global health and safety standards. We monitor our Occupational Safety and Health Administration Total Recordable Incident Rate (“TRIR”) to assess our operation’s health and safety performance. TRIR is defined as the number of incidents per 100 full-time employees that have resulted in a recordable injury or illness in the pertinent period. During fiscal year 2024, our Pressure Control segment reported a TRIR of 0.81, which compares to 1.19 in 2023, with no work-related fatalities in either year. Our Spoolable Technologies segment reported a TRIR of 1.26 for fiscal year 2024, compared to 0.98 in 2023, with no work-related fatalities. Based on the most recent statistics available from the International Association of Drilling Contractors, our TRIR statistics are in line with the industry average.
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
Executive Officers and Directors
The following tables set forth certain information regarding our Executive Officers and Directors as of February 25, 2025:
Information About Our Executive Officers

Name	Position
Scott Bender	Chief Executive Officer, Chairman of the Board and Director
Joel Bender	President and Director
Steven Bender	Chief Operating Officer
Stephen Tadlock	Executive Vice President, Chief Executive Officer of the Spoolable Technologies segment
Jay A. Nutt	Executive Vice President, Chief Financial Officer, and Treasurer
William Marsh	Executive Vice President, General Counsel and Corporate Secretary
Information About Our Board of Directors

Name	Position
Scott Bender	Chief Executive Officer, Chairman of the Board and Director of Cactus, Inc.
Joel Bender	President and Director of Cactus, Inc.
Melissa Law	President of Global Operations for Tate & Lyle
Michael McGovern	Former Executive Chairman of the board of directors of Superior Energy Services, Inc.
John (Andy) O’Donnell	Former Vice President and executive officer of Baker Hughes Incorporated
Gary Rosenthal	Partner, The Sterling Group, L.P.
Bruce Rothstein	Former Member and co-founder of Cadent Energy Partners LLC
Alan Semple	Director of Teekay Tankers Ltd
Tym Tombar	Managing Director and Co-Founder of Arcadius Capital Partners
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
Demand for our products and services depends primarily upon the general level of activity in the oil and gas industry, including the number of drilling rigs in operation, the number of oil and gas wells being drilled, the depth, lateral length and drilling conditions of these wells, the volume of production, the number of well completions and the level of well remediation activity, the number of wells put into production and the corresponding capital spending by oil and gas exploration and production companies. Oil and gas activity is in turn heavily influenced by, among other factors, current and anticipated oil and natural gas prices locally and worldwide, which have historically been volatile. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities and capital spending, which could adversely affect demand for our products and services and, in certain instances, result in the cancellation, modification or rescheduling of existing and expected orders and the ability of our customers to pay us for our products and services. These factors could have an adverse effect on our results of operations, financial condition and cash flows.
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
Our customers are required to obtain permits or authorizations from one or more governmental agencies or other third parties to perform drilling and completion activities, including hydraulic fracturing. Such permits or approvals are typically required by state agencies but can also be required by federal and local governmental agencies or other third parties. As with most permitting and authorization processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit or approval to be issued and the conditions which may be imposed in connection with the granting of the permit. In some jurisdictions, certain regulatory authorities have delayed or suspended the issuance of permits or authorizations while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. In Texas, rural water districts have begun to impose restrictions on water use and may require permits for water used in drilling and completion activities. Oil and gas leasing on public land remains politically fraught and federal land available for oil and gas leasing could be significantly reduced due to environmental and climate concerns. The effects of these developments or other initiatives to reform the federal leasing process could result in additional restrictions or limitations on the issuance of federal leases and permits for drilling on public lands. Permitting, authorization or renewal delays, the inability to obtain new permits or the revocation of current permits could impact our customers’ operations and cause a loss of revenue and potentially have a material adverse effect on our business, results of operations and cash flows. In January 2025, however, President Trump signed an executive order directing federal executive departments and agencies to initiate a regulatory freeze for certain rules that have not taken effect, pending review by the newly appointed agency head, identify and exercise emergency authorities to facilitate conventional energy production, transportation, and refining, and mandate a review of existing regulations that may burden domestic energy development.

Competition within the oilfield services industry may adversely affect our ability to market our services.
The oilfield services industry is highly competitive and fragmented and includes numerous companies capable of competing effectively in our markets, including several large companies that possess substantially greater financial and other resources than we do. Consolidation of our competitors and the entry of new competitors could result in a further increase in competition. The amount of equipment available may exceed demand, which could result in active price competition. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. In addition, adverse market conditions reduce demand for well servicing equipment, which results in excess equipment and lower utilization rates. If market conditions deteriorate or if adverse market conditions persist, the prices we are able to charge and utilization rates may decline. Any significant future increase in overall market capacity for the products, rental equipment or services that we offer could adversely affect our business, results of operations and cash flows.

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
Increased costs, increased transit times, increased tariffs, or lack of availability, of raw materials and other components may result in increased operating expenses and adversely affect our results of operations and cash flows.
Our ability to source and transport low-cost raw materials and components, such as steel, tube and bar stock, forgings and machined components is critical to our ability to successfully compete. Among other things, the conflicts in Ukraine and the Middle East may result in longer transit times, higher costs and reduced availability of raw materials and components used in our wide variety of products and systems. Further union port labor related disruptions could also result in increased transit times and costs. Transit times through and availability of the Panama Canal may be impacted by weather patterns and political tensions among the US, Panama and China. In the United States, the Trump administration has indicated that it may increase existing tariffs or implement new tariffs that may result in increased costs and inflation impacting the cost of other raw materials. There is no assurance that we will be able to continue to purchase and move these materials on a timely basis or at commercially viable prices, nor can we be certain of the impact of changes to tariffs and future legislation that may impact trade with China or other countries. Further, unexpected changes in the size of regional and/or product markets, particularly for short lead‑time products, could affect our results of operations and cash flows. Should our current suppliers be unable to provide the necessary raw materials or components or otherwise fail to deliver such materials and components timely and, in the quantities required, resulting delays in the provision of products or services to our customers could have a material adverse effect on our business, results of operations and cash flows. In addition, our results of operations may be adversely affected by further rising costs to the extent we are unable to recoup them from our customers.

We design, manufacture, sell, rent and install equipment that is used in oil and gas E&P activities, which may subject us to liability, including claims for personal injury, property damage and environmental contamination should such equipment fail to perform to specifications.
We provide products and systems to customers involved in oil and gas exploration, development and production. Some of our equipment is designed to operate in high‑temperature and/or high‑pressure environments, and some equipment is designed for use in hydraulic fracturing operations. We also provide parts, repair services and field services associated with installation at all our facilities and service centers in the United States and Australia, as well as at customer sites, including sites in the Middle East. Because of applications to which our products and services are exposed, particularly those involving high pressure environments, a failure of such equipment, or a failure of our customers to maintain or operate the equipment properly, could cause damage to the equipment, damage to the property of customers and others, personal injury and environmental contamination and could lead to a variety of claims against us that could have an adverse effect on our business, results of operations and cash flows.
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
In addition to our U.S. operations, we have operations in, among other countries, China, Australia, Canada, Vietnam and the Middle East. Our operations outside of the United States require us to comply with numerous anti‑bribery and anti‑corruption regulations. The U.S. Foreign Corrupt Practices Act, among others, applies to us and our operations. Our policies, procedures and programs may not always protect us from reckless or criminal acts committed by our employees or agents, and severe criminal or civil sanctions may be imposed as a result of violations of these laws. We are also subject to the risks that our employees and agents outside of the United States may fail to comply with applicable laws.
In addition, we import raw materials, semi‑finished goods, and finished products into, among other countries, the United States, China, Australia, Canada, Vietnam, India and the Middle East for use in such countries or for manufacturing and/or finishing for re‑export and import into another country for use or further integration into equipment or systems. Most movement of raw materials, semi‑finished or finished products involves imports and exports. As a result, compliance with multiple trade sanctions, embargoes and import/export laws and regulations pose an ongoing challenge and risk to us since a portion of our business is conducted outside of the United States through our subsidiaries. Our failure to comply with these laws and regulations could materially affect our business, results of operations and cash flows.
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
We are required to invest financial and managerial resources to comply with environmental laws and regulations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, or the issuance of orders enjoining operations. These laws and regulations, as well as the adoption of other new laws and regulations affecting our operations or the exploration, production and transportation of crude oil and natural gas by our customers, could adversely affect our business and operating results by increasing our costs of compliance, increasing the costs of compliance and costs of doing business for our customers, limiting the demand for our products and services or restricting our operations. Increased regulation or a move away from the use of fossil fuels caused by additional regulation could also reduce demand for our products and services.
Existing or future laws and regulations related to greenhouse gases and climate change and related public and governmental initiatives and additional compliance obligations could have a material adverse effect on our business, results of operations, prospects, and financial condition.
Changes in environmental requirements related to greenhouse gas emissions may negatively impact demand for our products and services. Oil and natural gas E&P may decline as a result of environmental requirements, including land use policies and other actions to restrict oil and gas leasing and permitting in response to environmental and climate change concerns. Federal, state, and local agencies continue to evaluate climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases in areas in which we conduct business. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws and regulations related to greenhouse gases could have a negative impact on our business if such laws or regulations reduce demand for oil and natural gas. Likewise, such laws or regulations may result in additional compliance obligations with respect to the release, capture, sequestration, and use of greenhouse gases. These additional obligations could increase our costs and have a material adverse effect on our business, results of operations, prospects, and financial condition. Additional compliance obligations could also increase costs of compliance and costs of doing business for our customers, thereby reducing demand for our products and services. Finally, increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods, wildfires and other climatic events; if such effects were to occur, they could have an adverse impact on our operations. Although the Trump Administration has signaled a shift in federal climate policy, state and local climate and energy initiatives may continue, and future presidential administrations may pursue executive orders similar to, or more restrictive than, those put in place by President Biden.

Many of our customers utilize hydraulic fracturing in their operations. Environmental concerns have been raised regarding the potential impact of hydraulic fracturing on underground water supplies and seismic activity. These concerns have led to several regulatory and governmental initiatives in the United States to restrict the hydraulic fracturing process, which could have an adverse impact on our customers’ completions or production activities. Although we do not conduct hydraulic fracturing, our products are used in hydraulic fracturing. Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and gas production activities using hydraulic fracturing techniques. Since 2021, the Texas Railroad Commission, which regulates the state’s oil and gas industry, has suspended the use of deep wastewater disposal wells in certain areas of four oil-producing counties in West Texas. The suspensions are intended to mitigate earthquakes thought to be caused by the injection of waste fluids, including saltwater, that are a byproduct of hydraulic fracturing into disposal wells. The bans require oil and gas production companies to find other options to handle the wastewater, which may include piping or trucking it longer distances to other locations not under the ban. In addition, the Texas Railroad Commission has overseen the development of well-operator-led response plans to reduce injection volumes in other portions of West Texas to reduce seismicity in these areas. The adoption of new laws or regulations at the federal, state, local or foreign level imposing reporting obligations on, or otherwise limiting, delaying or banning, the hydraulic fracturing process or other processes on which hydraulic fracturing and subsequent hydrocarbon production relies, such as water disposal, could make it more difficult to complete oil and natural gas wells. Further, it could increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our products.
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
In addition, our business could be impacted by initiatives to address greenhouse gases and climate change and public pressure to conserve energy or use alternative energy sources. State or federal initiatives to incentivize a shift away from fossil fuels could also reduce demand for hydrocarbons. For example, the Inflation Reduction Act appropriates significant federal funding for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the Inflation Reduction Act imposes the first ever federal fee on the emission of GHG through a methane emissions charge. The Inflation Reduction Act amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production categories, the rule for which was finalized in November 2024. These developments could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which would reduce demand for our products and services and negatively impact our business. In January 2025, however, President Trump signed executive orders that, among other things, direct federal executive departments and agencies to initiate a regulatory freeze for certain rules that have not taken effect, pending review by the newly appointed agency head, call upon the EPA to submit a report on the continuing applicability of its endangerment finding for GHGs under the Clean Air Act and issue guidance on the “social cost of carbon” to consider whether such metric should be eliminated, and pause the disbursement of funds appropriated through the IRA and the Infrastructure Investments and Jobs Act. However, future presidential administrations may pursue executive orders that increase the amount of regulation.

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
The ongoing conflicts in Ukraine and the Middle East could have adverse effects on global macroeconomic conditions which could negatively impact our business and results of operations. The conflicts are highly unpredictable and have resulted in volatility with oil and natural gas prices worldwide. Elevated energy prices could result in higher inflation worldwide, causing economic uncertainty in the oil and natural gas markets as well as the stock market, resulting in stock price volatility, foreign currency fluctuations and supply chain disruptions. These conditions could ultimately dampen demand for our goods and services by increasing the possibility of a recession. In addition, the conflicts could lead to increased cyberattacks or could aggravate other risk factors that we identify in our public filings. Additional conflicts in other parts of the world could have similar negative impacts on our business.
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
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our amended and restated certificate of incorporation. Cactus WH Enterprises owned approximately 13% of our voting power as of December 31, 2024. This concentration of ownership may limit stockholders’ ability to affect the way we are managed or the direction of our business. The interests of Cactus WH Enterprises with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. The existence of significant stockholders may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management or limiting the ability of our other stockholders to approve transactions that they may deem to be in our best interests. Cactus WH Enterprises’ concentration of stock ownership may also adversely affect the trading price of our Class A common stock to the extent investors perceive a disadvantage in owning stock of a company with significant stockholders.
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
Our amended and restated certificate of incorporation authorizes our board of directors to issue preferred stock without shareholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our shareholders, including:
•limitations on the removal of directors, including a classified board whereby only one-third of the directors are elected each year, which will be phased out between 2025 and 2027;
•limitations on the ability of our shareholders to call special meetings;
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
Subject to certain limitations and exceptions, the CC Unit Holders may cause Cactus Companies to redeem their CC Units for shares of Class A common stock (on a one‑for‑one basis, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions) and then sell those shares of Class A common stock. Additionally, we may issue additional shares of Class A common stock or convertible securities in subsequent public offerings. We had 68,151,542 outstanding shares of Class A common stock and 11,432,545 outstanding shares of Class B common stock as of February 25, 2025. The CC Unit Holders own all outstanding shares of our Class B common stock, representing approximately 14.4% of our total outstanding common stock.
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
If we elect to terminate the TRA early or it is terminated early due to Cactus Inc.’s failure to honor a material obligation thereunder or due to certain mergers or other changes of control, our obligations under the TRA would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the TRA (determined by applying a discount rate equivalent to the 30-day SOFR plus 0.715%) and such payment is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the TRA, including (i) the assumption that we have sufficient taxable income to fully utilize the tax benefits covered by the TRA and (ii) the assumption that any CC Units (other than those held by Cactus Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates.
As a result of either an early termination or a change of control, we could be required to make payments under the TRA that exceed our actual cash tax savings under the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. If the TRA were terminated as of December 31, 2024, the estimated termination payments, based on the assumptions discussed above, would have been approximately $273.7 million (calculated using a discount rate equal to the 12-month term SOFR published by CME Group Benchmark Administration Limited, plus 71.513 basis points, applied against an undiscounted liability of approximately $406.5 million). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the TRA.

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
Risks Related to the FlexSteel Business
We may not realize the anticipated benefits from the FlexSteel acquisition, and failure to realize the anticipated benefits could adversely impact our business and our operating results.
We may not be able to achieve the full potential strategic and financial benefits that were expected to be achieved at the time of the acquisition of the FlexSteel business, or such benefits may be delayed or not occur at all. If we fail to achieve some or all of the benefits expected to result from the acquisition, or if such benefits are delayed, our business could be impacted. FlexSteel’s operations are subject to many of the same risks as the Pressure Control operations. The failure of FlexSteel to achieve financial results after the closing date of the acquisition similar to those obtained in the past could adversely impact our business and our consolidated operating results.
We may experience difficulties in integrating the operations of FlexSteel into our business and in realizing the expected benefits of the Merger.
The ongoing success of the Merger will depend in part on our ability to realize all of the anticipated business opportunities from combining the operations of FlexSteel with our Pressure Control business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the distraction of management, the loss of key employees from either company, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the FlexSteel acquisition, and could harm our financial performance.

FlexSteel may have liabilities that are not known to us and the indemnities negotiated in the Merger Agreement may not offer adequate protection.
As part of the Merger, we assumed certain liabilities of FlexSteel. There may be liabilities that we failed to identify or we were unable to discover in the course of performing due diligence investigations into FlexSteel. We may also have not correctly assessed the significance of certain FlexSteel liabilities identified in the course of our due diligence. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations. As we continue to integrate FlexSteel into our operations, we may learn additional information about FlexSteel, such as unknown or contingent liabilities and issues relating to compliance with applicable laws, that could potentially have an adverse effect on our business, financial condition and results of operations.
We will not be able to enforce claims with respect to the representations and warranties that the sellers of FlexSteel provided under the Merger Agreement.
In connection with the Merger, the sellers of FlexSteel gave customary representations and warranties related to FlexSteel under the Merger Agreement. We will not be able to enforce any claims against the sellers, including any claims relating to breaches of such representations and warranties. The sellers’ liability with respect to breaches of their representations and warranties under the Merger Agreement is limited. To provide for coverage against certain breaches by the sellers of their representations and warranties and certain pre-closing taxes of FlexSteel, we obtained a representation and warranty insurance policy. The policy is subject to a retention amount, exclusions, policy limits and certain other customary terms and conditions.
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
Managing Material Risks & Integrated Overall Risk Management
We have integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cyber risk awareness. We depend on various controls, policies, procedures and programs (“Risk Controls”) to manage our risks, including risks associated with our information systems. Risks Assessment and Risk Controls are included as part of our annual enterprise risk management (“ERM”) program. Our risk controls include our administrative, physical, and technical controls (“Cyber Risk Controls”). We are dependent on our Cyber Risk Controls to protect our information systems and the data that resides on or is transmitted through them. The Cyber Risk Controls are in many cases integrated with our other Risk Controls in an attempt to maximize their effectiveness.
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

Governance.
Risk Management Personnel
Our Director of Cybersecurity and Networking has direct responsibility for assessing, monitoring and managing risks related to cybersecurity threats in conjunction with the Vice President of Information Technology. Third party experts and/or consultants are retained to help identify, assess and monitor cybersecurity incidents and related risks. Our Director of Cybersecurity and Networking has been in that position with the Company since 2019 and, including prior experience, has over 13 years’ experience in managing IT infrastructure, architecture and security. Our Vice President of Information Technology has been with the Company in his current position and similar roles since its inception in 2011. Prior to joining the Company, he had over 20 years’ experience in oversight of Information Technology systems including ERP systems, infrastructure, and networking.

Monitoring Cybersecurity Risks and Incidents
Our Director of IT Cybersecurity and Networking meets regularly with members of our executive team to discuss and review risks related to cybersecurity. The reviews may include evaluations of risks and incidents identified by third-party providers retained to review our cyber risk as well as cybersecurity threat scenario planning. Identified risks related to cybersecurity threats may also be analyzed as part of our ERM process.

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

Location	Type	Operating Segment	Own/ Lease
United States
Baytown, TX	Manufacturing Facility, Service Center and Land	Spoolable Technologies	Own
Bossier City, LA(1)	Manufacturing Facility and Service Center	Pressure Control	Lease
Bossier City, LA(1)	Manufacturing and Assembly Facilities, Warehouse and Land	Pressure Control	Own
Donora, PA	Service Center	Pressure Control	Lease
DuBois, PA(2)	Service Center	Pressure Control	Lease
Hobbs, NM	Service Center / Land	Pressure Control	Own
Hobbs, NM	Service Center	Spoolable Technologies	Lease
Houston, TX	Administrative Headquarters	N/A(3)	Lease
New Waverly, TX	Service Center / Land	Pressure Control	Own
Odessa, TX	Service Center / Land	Pressure Control	Own
Oklahoma City, OK	Service Center	Pressure Control	Lease
Pleasanton, TX	Service Center	Spoolable Technologies	Own
Pleasanton, TX(2)	Service Center	Pressure Control	Lease
Williston, ND(2)	Service Center	Pressure Control	Lease
International
Queensland, Australia	Service Centers and Offices / Land	Pressure Control	Lease
Suzhou, China	Production Facility and Offices	Pressure Control	Lease
Hai Duong, Vietnam	Production Facility and Offices	Pressure Control	Lease

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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
We have issued and outstanding two classes of common stock, Class A common stock and Class B common stock. Holders of Class B common stock own a corresponding number of CC Units which may be redeemed for shares of Class A common stock. The principal market for our Class A common stock is the New York Stock Exchange (“NYSE”), where it is traded under the symbol “WHD.” No public trading market currently exists for our Class B common stock. As of December 31, 2024, there was one holder of record of our Class A common stock. The foregoing does not include the number of shareholders whose shares are nominally held by banks, brokerage houses or other institutions, but includes all such institutions as one record holder. As of December 31, 2024, there were five holders of record of our Class B common stock.
Dividends
We have paid a regular quarterly cash dividend on our Class A common stock as approved by our board of directors since December 2019. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to our CC Unit Holders for any dividends declared on our Class A common stock. We have paid quarterly dividends uninterrupted since initiation of the cash dividend program and the approved dividend per share amount has increased from the initial amount of $0.09 per share to the current amount of $0.13 per share of Class A common stock. In fiscal year 2024, the annual dividend rate for our Class A common stock was $0.50 per share compared to $0.46 per share in fiscal year 2023 and $0.44 per share in fiscal year 2022.
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
The Inflation Reduction Act of 2022 provides for, among other things, the imposition of a 1% U.S. Federal excise tax on certain repurchases of stock by publicly traded U.S. corporations after December 31, 2022. Accordingly, this new excise tax applies to our share repurchase program. For the years ended December 31, 2024 and 2023, issuances of shares exceeded share repurchases and, as such, there was no excise tax. In future years, the Company could be subject to the excise tax depending on the total shares repurchased in comparison to shares issued.
Performance Graph
The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index, the S&P Oil & Gas Equipment & Services Index and the PHLX Oil Service Index. The total shareholder return assumes $100 was invested on December 31, 2019 in Cactus Inc., the S&P 500 Index, the S&P Oil and Gas Equipment Select Industry Index and the PHLX Oil Service Index. It also assumes reinvestment of all dividends. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Cactus Inc. specifically incorporates it by reference into such filing.

$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Cactus Inc.
S&P 500 Index
S&P Oil and Gas Equipment Select Industry Index
PHLX Oil Service Index

Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchase of Class A common stock during the three months ended December 31, 2024 (in whole shares).

Period	Total number of shares purchased(1)	Weighted-average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum dollar value of shares that may yet be purchased under the plans or programs (3)
October 1-31, 2024	172	$60.07	—	$146,302,153
November 1-30, 2024	—	$—	—	$146,302,153
December 1-31, 2024	—	$—	—	$146,302,153
Total	172	$60.07	—	$—

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
Market Factors
See “Item 1. Business” for information on our products and business. Demand for our products and services depends primarily upon oil and gas industry activity levels, including the number of active drilling rigs, the number of wells being drilled, the number of wells being completed and the volume of newly producing wells, among other factors. Oil and gas exploration and production activity is in turn heavily influenced by, among other factors, investor sentiment, availability of capital and oil and gas prices locally and worldwide, which have historically been volatile.
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
Spoolable Technologies
The Spoolable Technologies segment designs, manufactures and sells spoolable pipe and associated end fittings under the FlexSteel brand. Our customers use these products primarily as production, gathering and takeaway pipelines to transport oil, gas or other liquids. In addition, we also provide field services and rental items to assist our customers with the installation of these products. We support our field service operations through service centers and pipe yards located in oil and gas producing regions throughout the United States and Western Canada. Our manufacturing facility is located in Baytown, Texas.
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

	Year Ended
	December 31,
	2024	2023	2022
WTI Oil Price ($/bbl) (1)	$76.63	$77.58	$94.90
Natural Gas Price ($/MMBtu) (2)	$2.19	$2.53	$6.45
U.S. Land Drilling Rigs (3)	580	667	705

(1) U.S. Energy Information Administration (“EIA”) Cushing, OK WTI (“West Texas Intermediate”) spot price per barrel of crude oil.
(2) EIA Henry Hub Natural Gas spot price per million British Thermal Unit (“MMBtu”).
(3) Baker Hughes.
Onshore drilling and completion activity levels declined through the first half of 2024, resulting in the average number of U.S. land drilling rigs for 2024 to be 13% below 2023 levels. Average oil prices were relatively stable in 2024 and were down 1% from 2023 average levels. Natural gas prices declined approximately 13% in 2024 from 2023 with prices averaging $2.19 per MMBtu in 2024 compared to $2.53 per MMBtu in 2023. Natural gas prices were lower as inventory levels remained above five-year maximum levels through most of the first half of 2024. Spot prices averaged $3.01 per MMBtu in December 2024 and closed 2024 at $3.40 per MMBtu, as colder than forecasted weather impacted prices. The increased year-end 2024 natural gas prices could favorably impact oil and gas industry activity levels, although most of our customers are primarily oil-focused, thus moderating the potential impact to demand for our products and services.
The ongoing conflict in Ukraine and prolonged conflict in the Middle East have had repercussions globally by continuing to cause uncertainty, not only in the oil and natural gas markets, but also in the financial markets and global supply chain. Additionally, the U.S. presidential election outcome has introduced further uncertainty to global supply chains, as the new administration has signaled the potential to impose and increase tariffs, including on China, where we have a manufacturing facility. Such uncertainty could continue to result in stock price volatility and supply chain disruptions as well as higher oil and natural gas prices which could cause higher inflation worldwide, impact consumer spending and negatively impact demand for our goods and services.
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

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table presents summary consolidated operating results for the periods indicated:

	Year Ended
	December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$724,038	$756,727	$(32,689)	(4.3)%
Spoolable Technologies	407,038	340,233	66,805	19.6
Corporate and other	(1,262)	—	(1,262)	—
Total revenues	1,129,814	1,096,960	32,854	3.0
Operating income
Pressure Control	210,710	236,934	(26,224)	(11.1)
Spoolable Technologies	104,864	62,172	42,692	68.7
Total segment operating income	315,574	299,106	16,468	5.5
Corporate and other expenses	(25,961)	(34,740)	8,779	(25.3)
Total operating income	289,613	264,366	25,247	9.6

Interest income (expense), net	6,459	(6,480)	12,939	nm
Other income, net	3,204	4,490	(1,286)	(28.6)
Income before income taxes	299,276	262,376	36,900	14.1
Income tax expense	66,518	47,536	18,982	39.9
Net income	$232,758	$214,840	$17,918	8.3
Less: net income attributable to non-controlling interest	47,351	45,669	1,682	3.7
Net income attributable to Cactus Inc.	$185,407	$169,171	$16,236	9.6%

nm = not meaningful
Pressure Control. Pressure Control revenue was $724.0 million for 2024, a decrease of $32.7 million, or 4.3%, from $756.7 million for 2023. The decrease in revenues was primarily due to decreased sales of wellhead and production related equipment resulting from lower drilling and completion activity by our customers. In addition, rental of drilling and completion equipment decreased as a result of the decline in customer activity. Operating income of $210.7 million in 2024 resulted in a decrease of $26.2 million, or 11.1%, from $236.9 million in 2023. The decrease was primarily attributable to lower gross margins during the period due to decreased customer activity levels and higher selling, general and administrative ("SG&A") expenses. The increase in SG&A expenses primarily related to higher personnel costs, stock-based compensation expense and other reserves, partially offset by a decrease in bad debt expense.
Spoolable Technologies. Spoolable Technologies revenue of $407.0 million for 2024, represented an increase of $66.8 million, or 19.6%, from $340.2 million for 2023 as results for 2023 only included ten months of revenues from the FlexSteel acquisition, which closed on February 28, 2023. Total operating income of $104.9 million for 2024, resulted in an increase of $42.7 million, or 68.7%, from $62.2 million for 2023 as results for 2023 only included ten months of revenues. Operating income for the 2024 included $16.3 million of expense related to the change in fair value of the earn-out liability for the FlexSteel acquisition and $16.0 million of intangible amortization. Operating income for 2023 included approximately $14.9 million of expense related to the change in fair value of the estimated earn-out liability, $23.5 million of inventory step-up expense and $20.3 million of intangible amortization expense, as well as depreciation expense of $13.8 million primarily associated with the step-up of fixed assets in connection with accounting for the purchased assets at fair value.
Corporate and other. Corporate and other revenue represents the elimination of inter-segment sales from our Pressure Control segment to our Spoolable Technologies segment. Corporate and other expenses include costs associated with executive management and other administrative functions not directly attributable to our reporting segments. Corporate and other expenses for 2024 were $26.0 million, a decrease of $8.8 million from $34.7 million for 2023. The decrease was largely attributable to lower professional fees related to transaction costs associated with growth initiatives, including the closing of and accounting for the FlexSteel acquisition in 2023.
Interest income (expense), net. Interest income, net was $6.5 million in 2024 compared to interest expense, net of $6.5 million in 2023. The increase in interest income, net of $12.9 million was primarily due to an increase in interest income earned on cash invested during the 2024 period. Interest expense in 2023 was primarily related to borrowings outstanding through July 2023 under the Amended ABL Credit Facility (as defined in Note 6 in the notes to the Consolidated Financial Statements) which were required to finance the FlexSteel acquisition.

Other income, net. Other income, net represents non-cash adjustments for the revaluation of the liability related to the tax receivable agreement as a result of changes to the forecasted state tax rate.
Income tax expense. Income tax expense for 2024 was $66.5 million (22.2% effective tax rate) compared to $47.5 million (18.1% effective tax rate) for 2023. Income tax expense for 2024 includes approximately $66.5 million of expense associated with current income. Additionally, in 2024 we recognized $2.1 million of expense associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate, a $2.1 million benefit related to the finalization of our 2023 tax returns, a $0.7 million benefit associated with permanent differences related to equity compensation and $0.7 million of expense associated with other adjustments. Income tax expense for 2023 includes approximately $56.6 million of expense associated with current income offset by a $12.1 million benefit associated with the release of our valuation allowance previously provided for our investment in Cactus Companies based on the determination that the deferred tax asset was realizable due to our ability to generate sufficient taxable income of the appropriate type. Additionally in 2023, we recognized $4.9 million of expense associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate, $0.5 million of expense related to the finalization of our 2022 tax returns, a $1.2 million benefit associated with permanent differences related to equity compensation and a $1.2 million benefit associated with other adjustments. Partial valuation releases occur in conjunction with redemptions of CC Units as a portion of Cactus Inc.’s deferred tax assets from its investment in Cactus Companies becomes realizable. Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus Companies. Income allocated to the non-controlling interest is only taxable to the non-controlling interest.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table presents summary consolidated operating results for the periods indicated:

	Year Ended
	December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$756,727	$688,369	$68,358	9.9%
Spoolable Technologies	340,233	—	340,233	—
Total revenues	1,096,960	688,369	408,591	59.4
Operating income
Pressure Control	236,934	202,650	34,284	16.9
Spoolable Technologies	62,172	—	62,172	—
Total segment operating income	299,106	202,650	96,456	47.6
Corporate and other expenses	(34,740)	(27,902)	(6,838)	24.5
Total operating income	264,366	174,748	89,618	51.3

Interest income (expense), net	(6,480)	3,714	(10,194)	nm
Other income (expense), net	4,490	(1,910)	6,400	nm
Income before income taxes	262,376	176,552	85,824	48.6
Income tax expense	47,536	31,430	16,106	51.2
Net income	$214,840	$145,122	$69,718	48.0
Less: net income attributable to non-controlling interest	45,669	34,948	10,721	30.7
Net income attributable to Cactus Inc.	$169,171	$110,174	$58,997	53.5%

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
Interest income (expense), net. Interest expense, net was $6.5 million in 2023 compared to interest income, net of $3.7 million in 2022. The increase in interest expense, net of $10.2 million was primarily related to borrowings under the Amended ABL Credit Facility related to financing the FlexSteel acquisition.
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
Liquidity and Capital Resources
At December 31, 2024, we had $342.8 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under our Amended ABL Credit Facility. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of December 31, 2024, we had no borrowings outstanding under our Amended ABL Credit Facility and $222.6 million of available borrowing capacity. We had $2.4 million in letters of credit outstanding at December 31, 2024 which reduced our available borrowing capacity. We were in compliance with the covenants of the Amended ABL Credit Facility as of December 31, 2024.
In June 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. At December 31, 2024, $146.3 million of Class A common stock could be repurchased under our share repurchase program.
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
We currently estimate our net capital expenditures for the year ending December 31, 2025 will range from $45 million to $55 million, mostly related to rental fleet investments including drilling tools, international expansion, diversification of our low cost supply chain, enhancements for our Baytown, TX manufacturing plant and additional deployment of equipment to facilitate installation of recent product introductions. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, available capacity in existing locations, prevailing economic conditions, market conditions in the E&P industry, customers’ forecasts, crude oil and natural gas price volatility and company initiatives.
For information concerning our future lease payments as of December 31, 2024, see Note 10 to our consolidated financial statements.
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
Assuming no material changes in the relevant tax law, we expect that if the TRA were terminated as of December 31, 2024, the estimated termination payments, based on the assumptions discussed in Note 11 of the notes to the Consolidated Financial Statements, would be approximately $273.7 million, calculated using a discount rate equal to the 12-month term SOFR published by CME Group Benchmark Administration Limited, plus 71.513 basis points, applied against an undiscounted liability of $406.5 million. A 10% increase in the price of our Class A common stock at December 31, 2024 would have increased the discounted liability by $9.6 million to $283.3 million (an undiscounted increase of $15.8 million to $422.3 million), and likewise, a 10% decrease in the price of our Class A common stock at December 31, 2024 would have decreased the discounted liability by $9.6 million to $264.1 million (an undiscounted decrease of $15.8 million to $390.8 million).

Cash Flows
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$316,113	$340,280
Net cash used in investing activities	(35,388)	(654,793)
Net cash provided by (used in) financing activities	(70,144)	103,275

Net cash provided by operating activities was $316.1 million in 2024 compared to $340.3 million in 2023. Operating cash flows decreased primarily due to an increase in cash outflows associated with working capital, largely related to increased purchases of inventory of $67.6 million as well as payout of the earn-out liability of $31.2 million. These decreases in operating cash flows were offset by an increase in customer collections of $24.9 million as well as an increase in operating income of $17.9 million in 2024 compared to 2023.
Net cash used in investing activities was $35.4 million and $654.8 million for 2024 and 2023, respectively. The decrease was primarily due to the non-recurrence of cash paid to acquire FlexSteel for $621.5 million, less $5.3 million in cash acquired during the first quarter of 2023. Additionally, our capital expenditures decreased approximately $4.8 million primarily due to the $7.0 million purchase of a previously leased facility during the first half of 2023.
Net cash used in financing activities was $70.1 million for 2024 compared to net cash provided by in financing activities of $103.3 million for 2023. The decrease in net cash provided by financing activities was primarily related to certain financing activities in 2023 associated with the FlexSteel acquisition. We received approximately $169.9 million of proceeds, net of issuance costs, from issuing shares of our Class A common stock during 2023. The year ended December 31, 2023 also included payments of approximately $6.9 million of debt issuance costs. The year ended December 31, 2024 includes a $4.1 million increase in share repurchases, primarily associated with the Company's share repurchase program, higher dividend payments of approximately $3.6 million and a $6.0 million payment related to the contingent consideration established as of the FlexSteel acquisition date. These increases are partially offset by a $3.4 million decrease in member distributions.
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
Net cash used in investing activities was $654.8 million and $25.5 million for 2023 and 2022, respectively. The increase was primarily due to cash paid to acquire FlexSteel for $621.5 million, less $5.3 million in cash acquired. Additionally, our capital expenditures increased approximately $15.7 million primarily due to the $7.0 million purchase of a previously leased facility, Pressure Control rental fleet additions and enhancements and $3.0 million of capital expenditures for the Spoolable Technologies segment. Other movements in our investing activities were related to the increase in proceeds from sales of assets of approximately $2.6 million from 2022.

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
Long‑Lived Assets
Key estimates related to long‑lived assets include useful lives and recoverability of carrying values. Such estimates could be modified, as impairment could arise as a result of changes in supply and demand fundamentals, technological developments, new competitors with disruptive technologies or cost advantages and the cyclical nature of the oil and gas industry. We evaluate long‑lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long‑lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are available, and a provision would be made where the cash flow is less than the carrying value of the asset. The estimation of future cash flows and fair value is highly subjective and inherently imprecise. Estimates can change materially from period to period based on many factors. Accordingly, if conditions change in the future, we may record impairment losses, which could be material to any particular reporting period.

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
Estimating the amount and timing of the tax benefit is by its nature imprecise and the assumptions used in the estimates can change. The tax benefit is dependent upon future events and assumptions, the amount of the redeeming unit holders’ tax basis in its CC Units (formerly CW Units) at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future and the U.S. federal, state and local income tax rate then applicable, and the portion of Cactus Inc.’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. The most critical estimate included in calculating the TRA liability to record is the combined U.S. federal income tax rate and an assumed combined state and local income tax rate, to determine the future benefit we will realize. A 100 basis point decrease/increase in the blended tax rate used would decrease/increase the TRA liability recorded at December 31, 2024 by approximately $15.3 million.
Recent Accounting Pronouncements
See Note 2 of the notes to the Consolidated Financial Statements for discussion of recent accounting pronouncements.
Inflation
While inflationary cost increases can affect our income from operations’ margin, we believe that inflation generally has not had a material adverse effect on our results of operations. Other than the potential for increased inflation as a result of new tariffs and retaliatory actions by other countries, inflationary cost increases are not expected to have a material adverse effect on our results of operations. In 2022, the United States experienced the highest inflation in decades primarily due to supply-chain issues, a shortage of labor and a build-up of demand for goods and services. The most noticeable adverse impact to our business was increased costs associated with freight, materials, vehicle-related costs and personnel expenses. Most of our costs associated with providing our products and services moderated in 2023 and 2024, except for salaries and wages. It is highly unlikely that salaries and wages will decrease to the levels experienced in prior years.
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
Additionally, certain intercompany balances between our U.S. and foreign subsidiaries as well as other financial assets and liabilities are denominated in U.S. dollars. Since this is not the functional currency of our foreign subsidiaries, the changes in these balances are translated in our Consolidated Statements of Income, resulting in the recognition of a remeasurement gain or loss. In order to provide a hedge against currency fluctuations on the U.S. dollar denominated assets and liabilities held by certain of our foreign subsidiaries, we enter into monthly foreign currency forward contracts (balance sheet hedges) to offset a portion of the remeasurement gain or loss recorded. As of December 31, 2024, if the U.S. dollar strengthened or weakened 5%, the impact to the unrealized value of our forward contracts would be approximately $0.9 million. The gain or loss on the forward contracts would be largely offset by the gain or loss on the underlying transactions, and therefore, would have minimal impact on future earnings.
Interest Rate Risk
Our Amended ABL Credit Facility is variable rate debt. At December 31, 2024, there were no borrowings outstanding. Borrowings under our Amended ABL Credit Facility bear interest at Cactus Company’s option at either the Alternate Base Rate (as defined therein) or the Adjusted Term SOFR Rate (as defined therein), plus, in each case, an applicable margin.

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
In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or “COSO”) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
Our independent registered public accounting firm, PricewaterhouseCoopers, LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2024, which appears herein.

/s/ Scott Bender	/s/ Jay A. Nutt
Chief Executive Officer, Chairman of the Board and Director	Executive Vice President, Chief Financial Officer and Treasurer

Houston, Texas
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cactus, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cactus, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Liability related to the Tax Receivable Agreement
As described in Note 11 to the consolidated financial statements, the Company has a liability under the Tax Receivable Agreement ("TRA") of $278.7 million as of December 31, 2024. In connection with its initial public offering, the Company entered into the TRA with certain direct and indirect owners of Cactus LLC (the "TRA Holders"). The TRA generally provides for the payment by the Company to the TRA Holders of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances as a result of (i) certain increases in tax basis that occur as a result of the Company's acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s ownership interest in Cactus, LLC (ii) certain increases in tax basis resulting from the repayment of borrowings outstanding under Cactus LLC’s term loan facility, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRA. Management calculates the TRA liability by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state.
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
February 27, 2025

We have served as the Company’s auditor since 2015, which includes periods before the Company became subject to SEC reporting requirements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$342,843	$133,792
Accounts receivable, net of allowance of $3,779 and $3,642, respectively	191,627	205,381
Inventories	226,796	205,625
Prepaid expenses and other current assets	13,422	11,380
Total current assets	774,688	556,178
Property and equipment, net	346,008	345,502
Operating lease right-of-use assets, net	24,094	23,496
Intangible assets, net	163,991	179,978
Goodwill	203,028	203,028
Deferred tax asset, net	219,003	204,852
Other noncurrent assets	8,516	9,527
Total assets	$1,739,328	$1,522,561
Liabilities and Equity
Current liabilities
Accounts payable	$72,001	$71,841
Accrued expenses and other current liabilities	75,416	50,654
Earn-out liability	—	20,810
Current portion of liability related to tax receivable agreement	20,297	20,855
Finance lease obligations, current portion	7,024	7,280
Operating lease liabilities, current portion	4,086	4,220
Total current liabilities	178,824	175,660
Deferred tax liability, net	2,868	3,589
Liability related to tax receivable agreement, net of current portion	258,376	250,069
Finance lease obligations, net of current portion	10,528	9,352
Operating lease liabilities, net of current portion	20,078	19,121
Other noncurrent liabilities	4,475	—
Total liabilities	475,149	457,791
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 68,152 and 65,409 shares issued and outstanding	681	654
Class B common stock, $0.01 par value, 215,000 shares authorized, 11,433 and 14,034 shares issued and outstanding	—	—
Additional paid-in capital	520,794	465,012
Retained earnings	552,133	400,682
Accumulated other comprehensive loss	(2,491)	(826)
Total stockholders’ equity attributable to Cactus Inc.	1,071,117	865,522
Non-controlling interest	193,062	199,248
Total stockholders’ equity	1,264,179	1,064,770
Total liabilities and equity	$1,739,328	$1,522,561
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023	2022
(in thousands, except per share data)
Revenues
Product revenue	$852,265	$810,379	$452,615
Rental revenue	101,785	113,631	100,453
Field service and other revenue	175,764	172,950	135,301
Total revenues	1,129,814	1,096,960	688,369
Costs and expenses
Cost of product revenue	496,888	490,149	277,871
Cost of rental revenue	54,448	61,983	62,037
Cost of field service and other revenue	142,085	138,536	106,013
Selling, general and administrative expenses	130,462	127,076	67,700
Change in fair value of earn-out liability	16,318	14,850	—
Total costs and expenses	840,201	832,594	513,621
Operating income	289,613	264,366	174,748

Interest income (expense), net	6,459	(6,480)	3,714
Other income (expense), net	3,204	4,490	(1,910)
Income before income taxes	299,276	262,376	176,552
Income tax expense	66,518	47,536	31,430
Net income	$232,758	$214,840	$145,122
Less: net income attributable to non-controlling interest	47,351	45,669	34,948
Net income attributable to Cactus Inc.	$185,407	$169,171	$110,174

Earnings per Class A share - basic	$2.79	$2.62	$1.83
Earnings per Class A share - diluted	$2.77	$2.57	$1.80

Weighted average Class A shares outstanding - basic	66,393	64,641	60,323
Weighted average Class A shares outstanding - diluted	79,915	79,460	76,337
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
(in thousands)
Net income	$232,758	$214,840	$145,122
Foreign currency translation adjustments	(1,974)	239	(1,308)
Comprehensive income	230,784	215,079	143,814
Less: comprehensive income attributable to non-controlling interest	47,042	45,750	34,632
Comprehensive income attributable to Cactus Inc.	$183,742	$169,329	$109,182
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2021	59,035	$590	16,674	$—	$289,600	$178,446	$8	$126,389	$595,033
Member distributions	—	—	—	—	—	—	—	(9,692)	(9,692)
Effect of CW Unit redemptions	1,696	17	(1,696)	—	13,690	—	—	(13,707)	—
Tax impact of equity transactions	—	—	—	—	2,076	—	—	—	2,076
Equity award vestings	172	2	—	—	(3,306)	—	—	(1,257)	(4,561)
Other comprehensive loss	—	—	—	—	—	—	(992)	(316)	(1,308)
Stock-based compensation	—	—	—	—	8,468	—	—	2,163	10,631
Cash dividends declared ($0.44 per share)	—	—			—	(26,856)	—	—	(26,856)
Net income	—	—	—	—	—	110,174	—	34,948	145,122
Balance at December 31, 2022	60,903	$609	14,978	$—	$310,528	$261,764	$(984)	$138,528	$710,445
Issuance of common stock	3,352	34			143,722	—	—	26,122	169,878
Member distributions	—	—	—	—	—	—	—	(16,644)	(16,644)
Effect of CW Unit redemptions	944	9	(944)	—	12,787	—	—	(12,796)	—
Tax impact of equity transactions	—	—	—	—	(13,099)	—	—	16,508	3,409
Equity award vestings	218	2	—	—	(3,422)	—	—	(1,501)	(4,921)
Other comprehensive income	—	—	—	—	—	—	158	81	239
Share repurchases	(8)	—	—	—	(286)	—	—	(41)	(327)
Stock-based compensation	—	—	—	—	14,782	—	—	3,322	18,104
Cash dividends declared ($0.46 per share)	—	—			—	(30,253)	—	—	(30,253)
Net income	—	—	—	—	—	169,171	—	45,669	214,840
Balance at December 31, 2023	65,409	$654	14,034	$—	$465,012	$400,682	$(826)	$199,248	$1,064,770
Member distributions	—	—	—	—	—	—	—	(13,290)	(13,290)
Effect of CC Unit redemptions	2,601	26	(2,601)	—	41,636	—	—	(41,662)	—
Tax impact of equity transactions	—	—	—	—	2,014	—	—	—	2,014
Equity award vestings	228	2	—	—	(4,292)	—	—	(1,669)	(5,959)
Other comprehensive loss	—	—	—	—	—	—	(1,665)	(309)	(1,974)
Share repurchases	(87)	(1)	—	—	(2,996)	—	—	(375)	(3,372)
Stock-based compensation	—	—	—	—	19,420	—	—	3,768	23,188
Cash dividends declared ($0.50 per share)	—	—				(33,956)	—	—	(33,956)
Net income	—	—	—	—	—	185,407	—	47,351	232,758
Balance at December 31, 2024	68,151	$681	11,433	$—	$520,794	$552,133	$(2,491)	$193,062	$1,264,179
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
(in thousands)
Cash flows from operating activities
Net income	$232,758	$214,840	$145,122
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	60,438	65,045	34,124
Deferred financing cost amortization	1,120	4,514	165
Stock-based compensation	22,888	18,105	10,631
Provision for expected credit losses	370	2,622	406
Inventory obsolescence	3,841	5,337	2,739
Gain on disposal of assets	(1,013)	(3,156)	(1,391)
Deferred income taxes	19,773	17,343	25,299
Change in fair value of earn-out liability	16,318	14,850	—
(Gain) loss from revaluation of liability related to tax receivable agreement	(3,204)	(4,490)	1,910
Changes in operating assets and liabilities:
Accounts receivable	13,048	(11,858)	(49,349)
Inventories	(25,628)	41,922	(44,891)
Prepaid expenses and other assets	(2,267)	753	(3,108)
Accounts payable	675	8,710	5,803
Accrued expenses and other liabilities	28,964	(7,367)	2,090
Payments pursuant to tax receivable agreement	(20,800)	(26,890)	(11,666)
Payment of earn-out liability	(31,168)	—	—
Net cash provided by operating activities	316,113	340,280	117,884
Cash flows from investing activities
Acquisition of a business, net of cash and cash equivalents acquired	—	(616,189)	—
Capital expenditures and other	(39,176)	(43,977)	(28,291)
Proceeds from sale of assets	3,788	5,373	2,755
Net cash used in investing activities	(35,388)	(654,793)	(25,536)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	155,000	—
Repayments of borrowings of long-term debt	—	(155,000)	—
Net proceeds from the issuance of Class A common stock	—	169,878	—
Payment of contingent consideration	(5,960)	—	—
Payments of deferred financing costs	—	(6,934)	(353)
Payments on finance leases	(7,882)	(7,652)	(6,055)
Dividends paid to Class A common stock shareholders	(33,681)	(30,124)	(26,719)
Distributions to members	(13,290)	(16,644)	(9,692)
Repurchases of shares	(9,331)	(5,249)	(4,563)
Net cash provided by (used in) financing activities	(70,144)	103,275	(47,382)
Effect of exchange rate changes on cash and cash equivalents	(1,530)	503	(2,108)
Net increase (decrease) in cash and cash equivalents	209,051	(210,735)	42,858
Cash and cash equivalents
Beginning of period	133,792	344,527	301,669
End of period	$342,843	$133,792	$344,527
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
Concentrations of Credit Risk
Our assets that are potentially subject to concentrations of credit risk are cash and cash equivalents and accounts receivable. We manage the credit risk associated with these financial instruments by transacting only with what management believes are financially secure counterparties, requiring credit approvals and credit limits and monitoring counterparties’ financial condition. Our receivables are spread over a number of customers, a majority of which are oil and natural gas exploration and production (“E&P”) companies representing private operators, publicly-traded independents, majors and other companies with operations in the key U.S. oil and gas producing basins, as well as Australia, Canada and the Middle East. Our maximum exposure to credit loss in the event of non‑performance by the customer is limited to the receivable balance. We perform ongoing credit evaluations and monitoring as to the financial condition of our customers with respect to trade receivables. Generally, no collateral is required as a condition of sale. We also control our exposure associated with trade receivables by discontinuing sales and service to non-paying customers. For the year ended December 31, 2024 and 2023, one customer represented approximately 15% and 10%, respectively, of total revenues, with both operating segments reporting revenues with this customer. No customer represented more than 10% of total revenues for the year ended December 31, 2022.
Significant Vendors
The principal raw materials used in the manufacture of our pressure control products and rental equipment include forgings, tube and bar stock. In addition, we require accessory items (such as elastomers, ring gaskets, studs and nuts) and machined components and assemblies. The principal raw materials used for our spoolable products include tube, bar stock, steel strip and high-density polyethylene. We purchase a majority of these items from vendors primarily located in the United States, China, India, Australia and Vietnam. For the year ended December 31, 2024 and 2023, one vendor represented approximately 10% of our total third-party vendor purchases of raw materials, finished products, equipment, machining and other services. For the year ended December 31, 2022, no vendor represented 10% or more of our total third-party vendor purchases of raw materials, finished products, equipment, machining and other services.
Tax Receivable Agreement (TRA)
We account for amounts payable under the TRA in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. As such, subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other income (expense), net. During the years ended December 31, 2024, 2023 and 2022, we recognized a $3.2 million gain, a $4.5 million gain and a $1.9 million loss on the change in the TRA liability, respectively. See Note 11 for further details on the TRA liability.
Revenue Recognition
The majority of our revenues are derived from short-term contracts for fixed consideration, or in the case of equipment rentals, for a fixed charge per day while the equipment is in use by the customer. Product sales generally do not include right of return or other significant post-delivery obligations. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenues are recognized when we satisfy a performance obligation by transferring control of the promised goods or providing services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The majority of our contracts with customers contain a single performance obligation to provide agreed upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. We do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. We do not incur any material costs of obtaining contracts.
We do not adjust the amount of consideration per the contract for the effects of a significant financing component when we expect, at contract inception, that the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less, which is in substantially all cases. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 60 days. Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We treat shipping and handling associated with outbound freight as a fulfillment cost instead of as a separate performance obligation. We recognize the cost for the associated shipping and handling when incurred as an expense in cost of sales. Our revenues are derived from three sources: products, rentals, and field service and other:
Product revenue. Product revenues are primarily derived from the sale of wellhead systems, production trees, spoolable pipe and connections. Revenue is recognized when the customer obtains control of the products.
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
Derivative Financial Instruments
We utilize a hedging program to reduce the risks associated with changes in the value of monetary assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. Under this program, we utilize foreign currency forward contracts to offset gains or losses recorded upon remeasurement of assets and liabilities stated in the non-functional currencies of our subsidiaries. These forward contracts are not designated as hedges for accounting purposes. As such, we record changes in fair value of the forward contracts in our consolidated statements of income along with the gain or loss resulting from remeasurement of the U.S. dollar denominated financial assets and liabilities held by our foreign subsidiaries. The forward contracts are typically only 30 days in duration and are settled and renewed each month. As of December 31, 2024 and 2023, the fair value of our forward contracts was immaterial.
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
Cactus Inc. is a corporation and is subject to U.S. federal as well as state income tax related to its ownership percentage in Cactus Companies. Cactus Companies is a Delaware limited liability company treated as a partnership for U.S. federal income tax purposes and files a U.S. Return of Partnership Income, which includes both our U.S. and foreign operations. Consequently, the members of Cactus Companies are taxed individually on their share of earnings for U.S. federal and state income tax purposes. Cactus Companies is subject to the Texas Margins Tax and our operations in China, Australia, Canada, Vietnam and the Middle East are subject to local country income taxes. See Note 7 for additional information regarding income taxes.
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
Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas E&P companies in the United States. Our receivables are short-term in nature and typically due in 30 to 60 days. We do not accrue interest on delinquent receivables. Accounts receivable includes amounts billed and currently due from customers and unbilled amounts for products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of December 31, 2024 and 2023 was $29.8 million and $26.8 million, respectively.
We maintain an allowance for credit losses to provide for the amount of billed receivables we believe to be at risk of loss. In our determination of the allowance for credit losses, we pool receivables with similar risk characteristics based on customer size, credit ratings, payment history, bankruptcy status and other factors known to us and apply an expected credit loss percentage. The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. Accounts deemed uncollectible are applied against the allowance for credit losses. The following is a roll forward of our allowance for credit losses:

	Balance at Beginning of Period	Expense	Write off	Other	Balance at End of Period
Year Ended December 31, 2024	$3,642	$370	$(254)	$21	$3,779
Year Ended December 31, 2023	1,060	2,622	(36)	(4)	3,642
Year Ended December 31, 2022	741	406	(86)	(1)	1,060
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard cost (which approximates average cost). Costs include an application of related material, direct labor, duties, tariffs, freight and overhead costs. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Reserves are made for excess and obsolete items based on a range of factors, including age, usage and technological or market changes that may impact demand for those products. The inventory obsolescence reserve was $28.0 million and $25.6 million as of December 31, 2024 and 2023, respectively. The following is a roll forward of our inventory obsolescence reserve:

	Balance at Beginning of Period	Expense	Write off	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2024	$25,638	$3,841	$(1,285)	$(146)	$28,048
Year Ended December 31, 2023	20,488	5,337	(193)	6	25,638
Year Ended December 31, 2022	18,012	2,739	(202)	(61)	20,488
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

Land	N/A
Buildings and improvements	5	-	30	years
Machinery and equipment	3	-	20	years
Reels and skids	10	-	20	years
Vehicles	3	-	5	years
Rental equipment	2	-	11	years
Furniture and fixtures			5	years
Computers and software	3	-	5	years
Property and equipment as of December 31, 2024 and 2023 consists of the following:

	December 31,
	2024	2023
Land	$16,442	$16,442
Buildings and improvements	133,187	131,974
Machinery and equipment	139,605	128,962
Reels and skids	18,737	16,181
Vehicles	41,175	36,552
Rental equipment	222,975	218,340
Furniture and fixtures	1,905	1,913
Computers and software	4,919	3,951
Gross property and equipment	578,945	554,315
Less: Accumulated depreciation	(262,198)	(231,594)
Net property and equipment	316,747	322,721
Construction in progress	29,261	22,781
Total property and equipment, net	$346,008	$345,502
Depreciation and amortization was $60.4 million, $65.0 million and $34.1 million for 2024, 2023 and 2022, respectively. Depreciation and amortization expense is included in the consolidated statements of income as follows:

	Year Ended December 31,
	2024	2023	2022
Cost of product revenue	$16,287	$13,762	$3,022
Cost of rental revenue	16,634	20,191	23,663
Cost of field service and other revenue	10,604	9,786	6,986
Selling, general and administrative expenses	16,913	21,306	453
Total depreciation and amortization	$60,438	$65,045	$34,124
Impairment of Long‑Lived Assets
We review the recoverability of long‑lived assets, including finite-lived acquired intangible assets and property and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre‑tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. We concluded there were no indicators evident or other circumstances present that these assets were not recoverable and accordingly, no impairment charges of long‑lived assets were recognized for 2024, 2023 and 2022.

Goodwill
Goodwill represents the excess of purchase price paid over the fair value of the net assets of acquired businesses. Goodwill is not amortized, but we evaluate at least annually whether it is impaired. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. We conduct our annual assessment of the recoverability of goodwill as of December 31 of each year. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, the quantitative assessment of goodwill test is performed. The goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is necessary to perform the quantitative assessment to determine if our goodwill is impaired, we will utilize a discounted cash flow analysis using management’s projections that are subject to various risks and uncertainties of revenues, expenses and cash flows as well as assumptions regarding discount rates, terminal value and control premiums. Estimates of future cash flows and fair value are highly subjective and inherently imprecise. These estimates can change materially from period to period based on many factors. Accordingly, if conditions change in the future, we may record impairment losses, which could be material to any particular reporting period. Based on our annual impairment analysis using qualitative assessments, we concluded that there was no impairment of goodwill in each of the three years ended December 31, 2024.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Income based tax payable	$24,112	$6,437
Payroll, incentive compensation, payroll taxes and benefits	13,925	13,964
Accrued professional fees and other	11,385	5,114
Deferred revenue	8,069	8,105
Customer deposits	6,512	5,927
Accrued international freight and tariffs	4,988	5,198
Taxes other than income	4,045	4,566
Product warranties	1,493	731
Accrued dividends	887	612
Total accrued expenses and other current liabilities	$75,416	$50,654
Self-Insurance Accrued Expenses
We maintain a partially self-insured health benefit plan which provides medical and prescription drug benefits to certain of our employees electing coverage under the plan. Our exposure is limited by individual and aggregate stop loss limits through third-party insurance carriers. Our self-insurance expense is accrued based upon the aggregate of the expected liability for reported claims and the estimated liability for claims incurred but not reported, based on historical claims experience provided by our third-party insurance advisors, adjusted as necessary based upon management’s reasoned judgment. Actual employee medical claims expense may differ from estimated loss provisions based on historical experience. The liabilities for these claims are included as a component of payroll, incentive compensation, payroll taxes and benefits in the table above and were $2.3 million as of both December 31, 2024 and 2023.
Product Warranties
We generally warrant our wellhead manufactured products for 12 months and our manufactured spoolable pipe and connections for up to 24 months from the date placed in service. The estimated liability for product warranties is based on historical and current claims experience.

Employee Benefit Plans
Our employees within the United States are eligible to participate in a 401(k) plan sponsored by us. These employees are eligible to participate on the first day of the month following 30 days of employment and if they are at least eighteen years of age. Eligible employees may contribute a percentage of their compensation subject to a maximum imposed by the Internal Revenue Code. Broadly similar benefit plans exist for employees of our foreign subsidiaries. We match 100% of the first 3% of gross pay contributed by each employee and 50% of the next 4% of gross pay contributed by each employee, and we may also make additional non‑elective employer contributions at our discretion under the plan. During 2024, 2023 and 2022, employer matching contributions totaled $5.6 million, $3.7 million and $4.2 million, respectively.
Recent Accounting Pronouncements
Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740).” The amendments in this ASU require entities to disclose on an annual basis specific categories in the income tax rate reconciliation and provide additional disclosures for reconciling items that meet a specified quantitative threshold. Entities will also be required to disclose annually income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid by individual jurisdictions that meet a five percent or greater threshold of total income taxes paid net of refunds received. The ASU also adds certain disclosures in order to be consistent with U.S. Securities and Exchange Commission rules and removes certain disclosures that no longer are considered cost beneficial or relevant. The amendments in this ASU should be applied on a prospective basis, with a retrospective option. The standard will be effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact the adoption of this new standard will have on our disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard would require public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
Recently adopted accounting pronouncements
In November 2023, the FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” in order to require disclosure of incremental segment information on an annual and interim basis for all public entities. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 15 Segment Reporting in the accompanying notes to the consolidated financial statements for further detail.
3.FlexSteel Acquisition
On February 28, 2023 (the “acquisition date”), we completed the acquisition of FlexSteel in accordance with the terms and conditions of the merger agreement dated December 30, 2022. Including final adjustments for closing working capital, cash on hand and indebtedness adjustments as set forth in the merger agreement, we paid total cash consideration of $627.5 million.

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
Purchase Price Allocation
The following table provides the final allocation of the purchase price as of the acquisition date.

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
Pro forma financial information
The pro forma financial information below represents the combined results of operations for the years ended December 31, 2023 and 2022, as if the acquisition had occurred as of January 1, 2022. The unaudited pro forma combined financial information includes, where applicable, adjustments for additional amortization expense related to the fair value step-up of intangible assets, additional inventory fair value step-up expense, additional depreciation expense associated with adjusting property and equipment to fair value, decreases in interest expense due to modification of borrowings in conjunction with the acquisition and associated tax-related impacts of adjustments. These pro forma adjustments are based upon assumptions that we believe are reasonable to reflect the impact of the FlexSteel acquisition on our historical financial information on a supplemental pro forma basis. Adjustments do not include the elimination of transaction-related costs incurred or any costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

	Year Ended December 31,
	2023	2022
Revenues	$1,150,339	$1,039,612
Net Income attributable to Cactus, Inc.	181,020	116,180
4.Inventories
Inventories consist of the following:

	December 31,
	2024	2023
Raw materials	$31,031	$22,373
Work-in-progress	10,979	11,471
Finished goods	184,786	171,781
Total inventories	$226,796	$205,625

5.Other Intangible Assets

The following table presents the detail of acquired intangible assets other than goodwill as of December 31, 2024:

	Amortization Period	Gross Cost	Accumulated Amortization	Net Book Value
Customer relationships	15 years	$100,300	$(12,259)	$88,041
Developed technology	10 years	77,000	(14,117)	62,883
Tradename	10 years	16,000	(2,933)	13,067
Backlog	3 months	7,000	(7,000)	—
Total		$200,300	$(36,309)	$163,991
All intangible assets are amortized over their estimated useful lives. The weighted average remaining amortization period for identifiable intangible assets acquired is 10.8 years. Amortization expense recognized during the twelve months ended December 31, 2024 was $16.0 million and was recorded in SG&A expenses in the consolidated statements of income. Estimated future amortization expense is as follows:

2025	15,987
2026	15,987
2027	15,987
2028	15,987
2029	15,987
Thereafter	84,056
Total	$163,991
6.Debt
We had no debt outstanding as of December 31, 2024 and 2023. We had $2.4 million in letters of credit outstanding and were in compliance with all covenants under the Amended ABL Credit Facility (as defined below) as of December 31, 2024.
In August 2018, Cactus LLC entered into a five-year senior secured asset-based revolving credit facility with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for such lenders and as an issuing bank and swingline lender (the “ABL Credit Facility”). The ABL Credit Facility was amended in September 2020 and July 2022. On February 28, 2023, in connection with the Merger, Cactus Companies assumed the rights and obligations of Cactus LLC as Borrower under the ABL Credit Facility, and the ABL Credit Facility was amended and restated in its entirety (the “Amended ABL Credit Facility”). The Amended ABL Credit Facility provided a term loan of $125.0 million and up to $225.0 million in revolving commitments, of which $20.0 million is available for the issuance of letters of credit. Subject to certain terms and conditions set forth in the Amended ABL Credit Facility, Cactus Companies may request additional revolving commitments in an amount not to exceed $50.0 million, for a total of up to $275.0 million in revolving commitments. The revolving loans under the Amended ABL Credit Facility mature on July 26, 2027. The maximum amount that Cactus Companies may borrow under the Amended ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments.
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
At December 31, 2024 and 2023, although there were no borrowings outstanding, the applicable margin on our Term Benchmark borrowings was 1.25%, plus the base rate of one, three or six month SOFR plus 0.10%, subject to a floor rate.
Interest (Income) Expense, net
Interest (income) expense, net, including deferred financing cost amortization, was comprised of the following:

	Year Ended December 31,
	2024	2023	2022
Interest under bank facilities	$639	$3,818	$268
Deferred financing cost amortization	1,120	4,514	165
Finance lease interest	1,635	1,110	628
Other	430	794	167
Interest income	(10,283)	(3,756)	(4,942)
Interest (income) expense, net	$(6,459)	$6,480	$(3,714)
7.Income Taxes
Domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
Domestic	$272,689	$241,084	$155,380
Foreign	26,587	21,292	21,172
Income before income taxes	$299,276	$262,376	$176,552

The provision for income taxes consisted of:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$32,910	$18,354	$—
State	5,183	4,040	1,231
Foreign	8,652	7,799	4,900
Total current income taxes	46,745	30,193	6,131
Deferred:
Federal	17,516	12,925	23,945
State	2,636	4,249	514
Foreign	(379)	169	840
Total deferred income taxes	19,773	17,343	25,299
Total provision for income taxes	$66,518	$47,536	$31,430
     The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	Year Ended December 31,
	2024	2023	2022
Income taxes at 21% statutory tax rate	$62,849	$55,094	$37,076
Net difference resulting from:
Profit of non-controlling interest not subject to U.S. federal tax	(10,293)	(9,951)	(7,339)
Foreign income taxes (net of foreign tax credit)	2,646	1,918	2,104
State income taxes (excluding rate change)	6,113	3,999	2,910
Impact of change in forecasted state income tax rate	2,059	4,906	(1,739)
Foreign withholding taxes	1,535	1,419	1,225
Change in valuation allowance	—	(12,067)	(1,381)
Adjustments of prior year taxes	(1,757)	480	(120)
Stock compensation	(661)	(1,193)	(1,743)
Nondeductible expenses associated with acquisition	2,036	3,951	—
Other	1,991	(1,020)	437
Total provision for income taxes	$66,518	$47,536	$31,430
Our effective tax rate was 22.2%, 18.1% and 17.8% for the years ended December 31, 2024, 2023 and 2022, respectively. Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus Companies (Cactus LLC prior to the CC Reorganization).

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Investment in Cactus Companies (Cactus LLC prior to the CC Reorganization)	$194,015	$179,196
Imputed interest	14,080	12,740
Tax credits	10,563	7,439
Net operating loss and other carryforwards	9,062	11,343
Other	356	359
Deferred tax assets	228,076	211,077
Valuation allowance	(9,073)	(6,225)
Deferred tax asset, net	219,003	204,852

Foreign withholding taxes	1,529	1,350
Other	1,339	2,239
Deferred tax liability, net	$2,868	$3,589
As of December 31, 2024, our liability related to the TRA was $278.7 million, representing 85% of the calculated net cash savings in the United States federal, state and local and franchise tax that we anticipate realizing in future years from certain increases in tax basis and certain tax benefits attributed to imputed interest as a result of our acquisition of CC Units (CW Units prior to the CC Reorganization). We have determined it is more-likely-than-not that we will be able to utilize all of our tax basis subject to the TRA; therefore, we have recorded a liability related to the TRA for the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of our acquisition (or deemed acquisition for United States federal income tax purposes) of CC Units (CW Units prior to the CC Reorganization). If we determine the utilization of this tax basis is not more-likely-than-not in the future, our estimate of amounts to be paid under the TRA would be reduced. In this scenario, the reduction of the liability under the TRA would result in a benefit to our pre-tax consolidated results of operations in conjunction with an increase to the valuation allowance and an offsetting adjustment to tax expense.
We record a deferred tax asset for the differences between our tax and book basis in the investment in Cactus Companies (Cactus LLC prior to the CC Reorganization) and imputed interest on the TRA. Based upon our cumulative earnings history and forecasted future sources of taxable income, we believe that we will be able to realize our U.S. deferred tax assets associated with our investment in Cactus Companies in the future. Subsequent to completion of the FlexSteel acquisition during 2023, we determined that we expect to generate sufficient taxable income of the appropriate type to allow for the realization of the deferred tax asset associated with our investment in Cactus Companies and recognized a $12.1 million tax benefit associated with the release of our valuation allowance previously provided. As such, as of December 31, 2023, we no longer have a valuation allowance against the deferred tax asset for the investment in Cactus Companies. During the fourth quarter of 2024, we recognized $2.1 million of tax expense associated with the revaluation of our deferred tax asset (the difference between our tax and book basis in the investment in Cactus Companies and imputed interest) as a result of a change in our forecasted state rate. We also record deferred tax assets for imputed interest, certain tax credits and net operating loss and other carryforwards. As of December 31, 2024, we have a valuation allowance of $9.1 million against these deferred tax assets, primarily associated with our portion of Cactus Companies’ accrued foreign taxes and state tax credits, due to uncertainty of realization.

As of December 31, 2024, we have deferred tax assets on U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $8.5 million and $0.5 million, respectively, which can be used to offset U.S. federal and state taxes payable in future years. The U.S. federal NOL carryforwards have no expiration date whereas the U.S. state NOL carryforwards generally will expire in periods beginning in 2041.
As of December 31, 2024, the Company had $5.5 million of unrecognized tax benefits all of which would not impact the effective tax rate if recognized. The Company expects our unrecognized tax benefits will not increase in the next twelve months. The Company recognizes the interest related to uncertain tax benefits as a component of income tax expense. No interest was recognized during the year ended December 31, 2024.

The aggregate changes in the balance of the Company's unrecognized tax benefits were as follows for the periods presented (in thousands):

	December 31,
	2024	2023	2022
Balance, beginning of year	$5,666	$—	$—
Gross increases based on tax positions related to current year	—	5,666	—
Gross decreases based on tax positions related to prior years	(192)	—	—
Balance, end of year	$5,474	$5,666	$—
As a result of the FlexSteel acquisition, we acquired certain carryforward tax attributes, which were accounted for as unrecognized tax benefits in the acquisition accounting. This remains the balance of our uncertain tax positions as of December 31, 2024. The unrecognized tax benefits have been offset by an indemnification receivable from the seller of $5.5 million.
One of our subsidiaries is awaiting documents finalizing an Internal Revenue Service (“IRS”) no change audit of its 2021 federal income tax return. None of our state income tax returns are currently under examination by state taxing authorities. Our federal and state income tax returns for the years ended December 31, 2021 through December 31, 2023 remain open for all purposes of examination by the IRS and applicable state taxing jurisdictions. However, certain earlier tax years remain open for adjustment to the extent of their net operating loss and deferred interest carryforwards available for future utilization.

In 2021, as part of the Organization for Economic Co-operation and Development's ("OECD") Inclusive Framework, 140 member countries agreed to the implementation of the Pillar Two Global Minimum Tax ("Pillar Two") of 15%. The OECD continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that is effective January 1, 2024 and other pending legislation that may be enacted in the future. The Company has determined that there is an immaterial impact for the year ending December 31, 2024. We are currently evaluating the impact this new legislation will have on our consolidated financial statements.
8.Stock-Based Compensation
We have a long-term incentive plan (“LTIP”) that provides for the grant of various stock-based compensation awards at the discretion of our Compensation Committee of our Board of Directors. Employees and non-employee directors are eligible to receive awards under the LTIP. Stock-based awards granted pursuant to the LTIP are expected to be settled in shares of our Class A common stock if they vest. Our stock-based awards do not have voting rights prior to vesting. Dividends declared are accumulated and paid upon vesting. We account for forfeitures when they occur and recognize the impact to stock-based compensation expense at that time. We recorded $22.9 million, $18.1 million and $10.6 million of stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022, respectively. Stock-based compensation expense is primarily recorded in selling, general and administrative expenses. We recognized $0.7 million, $1.2 million and $1.7 million in tax benefits for tax deductions from the vesting of stock-based awards during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, 2.4 million stock awards were available for grant.
Restricted Stock Units
Restricted stock units (“RSUs”) granted to our key employees generally vest over a three-year period (generally vesting ratably in equal tranches over the vesting period); however, RSUs granted to our non-employee directors generally vest on the first anniversary of the grant date. We recognize compensation expense over the requisite service period using straight-line amortization.

The following table summarizes our RSU activity during the year ended December 31, 2024 (RSUs in thousands):

	No. of RSUs	Weighted Average Grant Date Fair Value ($)
Nonvested as of December 31, 2023	564	$43.75
Granted	531	46.73
Vested	(185)	43.02
Forfeited	(48)	45.90
Nonvested as of December 31, 2024	862	$45.63
The weighted average grant date fair value of RSUs granted was $46.73 during 2024, $43.19 during 2023 and $55.06 during 2022. The total fair value of RSUs vested was $8.7 million during 2024, $10.1 million during 2023 and $14.1 million during 2022. There was approximately $23.8 million of unrecognized compensation expense relating to the unvested RSUs as of December 31, 2024. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 2.3 years.
Performance Stock Units
Performance stock units (“PSUs”) are granted to our executive officers, and in rare instances, other key employees. Under these awards, the number of shares vested and earned is typically determined at the end of a three-year performance period based on our Return on Capital Employed (“ROCE”). The number of shares earned may range from 0% to 200% of the target units set forth in the applicable award agreement and is determined at the end of the performance period conditioned upon continued service and on our achievement of certain predefined targets as defined in the underlying performance stock unit agreements. PSUs cliff vest upon conclusion of the three-year performance period. As the ROCE target represents a performance condition, we recognize compensation expense for the performance share units on a straight-line basis over three years based on the probable outcome of the ROCE performance.
The following table summarizes our PSU activity during the year ended December 31, 2024 (PSUs in thousands at their target number of shares, which assumes achievement of 100% of target, unless otherwise noted):

	No. of PSUs	Weighted Average Grant Date Fair Value ($)
Nonvested as of December 31, 2023	176	$47.71
Granted	98	46.74
Vested (1)	(160)	53.14
Performance adjustment (2)	67	54.36
Nonvested as of December 31, 2024	181	$44.85

(1)    Represents shares vested based on actual performance metrics upon conclusion of the performance period.
(2)    Represents additional shares issued to participants upon vesting due to the performance metrics exceeding target upon conclusion of the performance period.
The weighted average grant date fair value of PSUs granted was $46.74 during 2024, $44.20 during 2023 and $55.02 during 2022. The total fair value of PSUs vested was $9.2 million during 2024, $5.9 million during 2023 and $4.8 million during 2022. As of December 31, 2024, there was approximately $4.2 million of unrecognized compensation expense relating to the unvested PSUs (based on the grant date fair value of the awards at 100% of target) which is expected to be recognized over a weighted average period of 1.7 years.

9.Revenue
We disaggregate revenue from contracts with customers into three revenue categories: (i) product revenues, (ii) rental revenues and (iii) field service and other revenues. We have predominately domestic operations, with a small amount of sales in Australia, Canada, the Middle East and other international markets. For the year ended December 31, 2024, we derived 75% of our total revenues from the sale of our products, 9% of our total revenues from rental and 16% of our total revenues from field service and other. This compares to 74% of our total revenues from the sale of our products, 10% of our total revenues from rental and 16% of our total revenues from field service and other for the year ended December 31, 2023.  In 2022, we derived 66% of our total revenues from the sale of our products, 14% from rental and 20% from field service and other. The following table presents our revenues disaggregated by category:

	Year Ended December 31,
	2024	2023	2022
Product revenue	$852,265	$810,379	$452,615
Rental revenue	101,785	113,631	100,453
Field service and other revenue	175,764	172,950	135,301
Total revenue	$1,129,814	$1,096,960	$688,369
Deferred revenue as of December 31, 2024 and 2023, had a balance of $8.1 million included in accrued expenses and other current liabilities in the consolidated balance sheets. Deferred revenue represents our obligation to transfer products or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of December 31, 2024, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.
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
The following are the components of operating and finance lease costs:

	Year Ended December 31,
	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$7,922	$7,307
Interest expense	1,635	1,110
Operating lease cost	6,343	6,123
Short-term lease cost	5,304	4,175
Sublease income	(354)	(396)
Total lease cost	$20,850	$18,319

The following is supplemental cash flow information for our operating and finance leases:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,635	$1,110
Operating cash flows from operating leases	6,280	6,143
Financing cash flows from finance leases	7,882	7,652
Total	$15,797	$14,905

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$8,346	$6,361
Finance leases	9,021	11,159
Total	$17,367	$17,520
The following is the aggregate future lease payments for operating and finance leases as of December 31, 2024:

	Operating	Finance
2025	$5,181	$8,528
2026	5,270	7,655
2027	4,866	4,117
2028	4,213	—
2029	3,066	—
Thereafter	5,500	—
Total undiscounted lease payments	28,096	20,300
Less: effects of discounting	(3,932)	(2,748)
Present value of lease payments	$24,164	$17,552
The following represents the average lease terms and discount rates for our operating and finance leases:

	Year Ended December 31,
	2024		2023
Weighted average remaining lease term:
Finance leases	1.8	years	1.9	years
Operating leases	6.0	years	6.1	years

Weighted average discount rate
Finance leases	18.87%		16.28%
Operating leases	4.79%		3.59%
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
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. As of December 31, 2024, the total liability from the TRA was $278.7 million with $20.3 million reflected in current liabilities based on the expected timing of our next payment. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus Companies or Cactus Inc.
The term of the TRA commenced upon completion of our IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we exercise our right to terminate the TRA. If we elect to terminate the TRA early (or it is terminated early due to certain mergers, asset sales, other forms of business combinations or other changes of control relating to Cactus Companies), our obligations under the TRA would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the TRA and such payment is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the TRA, including the assumptions that (i) we have sufficient taxable income to fully utilize the tax benefits covered by the TRA and (ii) any CC Units (other than those held by Cactus Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates.
We may elect to defer payments due under the TRA if we do not have available cash to satisfy our payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date.
12.Equity
As of December 31, 2024, Cactus Inc. owned 85.6% of Cactus Companies, as compared to 82.3% of Cactus LLC (prior to the CC Reorganization) as of December 31, 2023. As of December 31, 2024, Cactus Inc. had outstanding 68.2 million shares of Class A common stock (representing 85.6% of the total voting power) and 11.4 million shares of Class B common stock (representing 14.4% of the total voting power).
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
Since our IPO in February 2018, an aggregate of 49.1 million CC Units (including CW Units prior to the CC Reorganization) and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock. The following is a roll forward of ownership of CC Units (including CW Units prior to the CC Reorganization) for the three years ended December 31, 2024 (in thousands):

Units
CW Units outstanding as of December 31, 2021	16,674
CW Unit redemptions	(1,696)
CW Units outstanding as of December 31, 2022	14,978
CC Unit redemptions	(944)
CC Units outstanding as of December 31, 2023	14,034
CC Unit redemptions	(2,601)
CC Units outstanding as of December 31, 2024	11,433
Certain CC Unit Holders (CW Unit Holders prior to the CC Reorganization) redeemed 2.6 million, 0.9 million and 1.7 million CC Units (CW Units prior to the CC Reorganization), together with a corresponding number of shares of Class B common stock, pursuant to the Redemption Right for the years ended December 31, 2024, 2023 and 2022, respectively. Cactus Inc. acquired the redeemed CC Units (CW Units prior to the CC Reorganization) and a corresponding number of shares of Class B common stock (which shares of Class B common stock were then canceled) and issued 2.6 million, 0.9 million and 1.7 million shares of Class A common stock to the redeeming CC Unit Holders (CW Unit Holders prior to the CC Reorganization) during the same respective time periods. As a result of all of the CC Unit (CW Units prior to the CC Reorganization) redemptions during the years ended December 31, 2024, 2023 and 2022, Cactus Inc. increased its ownership in Cactus Companies (Cactus LLC prior to the CC Reorganization) and accordingly, increased its equity by approximately $41.7 million, $12.8 million and $13.7 million, respectively, resulting from a reduction in the non-controlling interest.
Dividends
Aggregate cash dividends of $0.50, $0.46 and $0.44 per share of Class A common stock declared during the years ended December 31, 2024, 2023 and 2022 totaled $34.0 million, $30.3 million and $26.9 million, respectively. Cash dividends paid during the years ended December 31, 2024, 2023 and 2022 totaled $33.7 million, $30.1 million and $26.7 million, respectively. Dividends accrue on unvested stock-based awards on the date of record and are paid upon vesting. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to our CC Unit Holders (CW Unit Holders prior to the CC Reorganization) for any dividends declared on our Class A common stock. See Note 16 for further discussion of distributions made by Cactus Companies.
Share Repurchase Program
On June 6, 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the twelve months ended December 31, 2024, the Company purchased and retired 86,599 shares of Class A common stock for $3.4 million or $38.92 average price per share excluding commissions, under the share repurchase program. As of December 31, 2024, $146.3 million remained authorized for future repurchases of Class A common stock under the program.
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
The fair value of our foreign currency forwards was less than $0.1 million as of December 31, 2024 and 2023, determined using market observable inputs including forward and spot prices (Level 2 inputs).
We had no long-term debt outstanding as of December 31, 2024 or 2023.
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

	December 31, 2023
Risk-free interest rate	5.40%	to	5.63%
Expected revenue volatility	21.70%
Revenue discount rate	10.02%	to	10.23%
Credit discount rate	9.85%

The following table presents a summary of the changes in fair value of our earn-out liability measured using Level 3 inputs:

Opening balance at February 28, 2023	$5,960
Changes in fair value	14,850
Balance at December 31, 2023	$20,810
Changes in fair value	$16,318
Balance at August 31, 2024	$37,128
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

The Company’s CODM evaluates performance and allocates resources for the reportable segments based on each segment’s profit or loss (which includes certain corporate overhead allocations directly attributable to each of the segments). Intersegment revenue and expenses have been eliminated in the computation of total revenue and operating income.

The CODM uses the segment profit or loss for each segment predominantly in the annual budget and forecasting process. The CODM considers quarter-to-quarter variances on a sequential basis when making decisions about the allocation of operating and capital resources to each segment.

Financial information by segment for the years ended December 31, 2024, 2023, and 2022 is summarized below.

	Year Ended December 31,
	2024
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$722,776	$407,038	$1,129,814
Intersegment revenue	1,262	—	1,262
Total revenues	724,038	407,038	1,131,076
Reconciliation of revenue
Elimination of intersegment revenue			(1,262)
Total consolidated revenues			1,129,814

Less:(1)
Cost of revenue from external customers	$455,853	$237,568	693,421
Intersegment cost of revenue	1,127	—	1,127
Total cost of revenues	456,980	237,568	694,548
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(1,127)
Total consolidated cost of revenue			693,421

Selling, general, administrative expenses and other (2)	56,348	64,606
Segment profit	$210,710	$104,864	$315,574

Reconciliation of segment profit
Elimination of intersegment profit			(135)
Total consolidated segment profit			$315,439
Corporate expenses (3)			(25,826)
Total operating income			$289,613
Interest income, net			6,459
Other income, net			3,204
Income before income taxes			$299,276

(1) The significant expense categories and amounts align with the segment with the segment-level information that is regularly provided to the chief operating decision maker.

(2) For each reportable segment, the 'Selling, general, administrative expenses and other' line items category includes: salaries and wages, stock based compensation amortization expense, depreciation expense, professional fees, rent expense, and other miscellaneous items. Spoolable technologies also includes the change in fair value of the earn-out liability.

(3) Comprised primarily of expenses not allocated to our operating segments.

	Year Ended December 31,
	2023
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$756,727	$340,233	$1,096,960
Intersegment revenue	—	—	—
Total revenues	756,727	340,233	1,096,960
Reconciliation of revenue
Elimination of intersegment revenue			—
Total consolidated revenues			1,096,960

Less:(1)
Cost of revenue from external customers	$475,818	$214,850	$690,668
Intersegment cost of revenue	—	—	—
Total cost of revenues	475,818	214,850	690,668
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			—
Total consolidated cost of revenue			690,668

Selling, general, administrative expenses and other (2)	43,975	63,211
Segment profit	$236,934	$62,172	$299,106

Reconciliation of segment profit
Elimination of intersegment profit			—
Total consolidated segment profit			$299,106
Corporate expenses (3)			(34,740)
Total operating income			$264,366
Interest expense, net			(6,480)
Other income, net			4,490
Income before income taxes			$262,376
(1) The significant expense categories and amounts align with the segment with the segment-level information that is regularly provided to the chief operating decision maker.

(2) For each reportable segment, the 'Selling, general, administrative expenses and other' line items category includes: salaries and wages, stock based compensation amortization expense, depreciation expense, professional fees, rent expense, and other miscellaneous items. Spoolable technologies also includes the change in fair value of the earn-out liability.

(3) Comprised primarily of expenses not allocated to our operating segments.

	Year Ended December 31,
	2022
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$688,369	$—	$688,369
Intersegment revenue	—	—	—
Total revenues	688,369	—	688,369
Reconciliation of revenue
Elimination of intersegment revenue			—
Total consolidated revenues			688,369

Less:(1)
Cost of revenue from external customers	$445,921	$—	$445,921
Intersegment cost of revenue	—	—	—
Total cost of revenues	445,921	—	445,921
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			—
Total consolidated cost of revenue			445,921

Selling, general, administrative expenses and other (2)	39,798	—
Segment profit	$202,650	$—	$202,650

Reconciliation of segment profit
Elimination of intersegment profit			—
Total consolidated segment profit			$202,650
Corporate expenses (3)			(27,902)
Total operating income			$174,748
Interest income, net			3,714
Other expense, net			(1,910)
Income before income taxes			$176,552
(1) The significant expense categories and amounts align with the segment with the segment-level information that is regularly provided to the chief operating decision maker.

(2) For each reportable segment, the 'Selling, general, administrative expenses and other' line items category includes: salaries and wages, stock based compensation amortization expense, depreciation expense, professional fees, rent expense, and other miscellaneous items.

(3)    Comprised primarily of expenses not allocated to our operating segments.

Additional financial information by operating segment for the years ended December 31, 2024, 2023, and 2022 is summarized below.

	Year Ended December 31,
	2024	2023	2022
Depreciation and amortization:
Pressure Control	$26,782	$30,898	$34,124
Spoolable Technologies	33,656	34,147	—
Total depreciation and amortization	$60,438	$65,045	$34,124
Capital expenditures:
Pressure Control	$24,240	$40,940	$28,291
Spoolable Technologies	14,936	3,037	—
Total capital expenditures	$39,176	$43,977	$28,291
Segment Assets:(1)
Pressure Control	$438,929	$437,887	$447,937
Spoolable Technologies	705,943	713,007	—
Total segment assets	1,144,872	1,150,894	447,937
Corporate and other(2)	594,456	371,667	670,959
Total assets	$1,739,328	$1,522,561	$1,118,896

(1)    Segment assets consist of accounts receivables, inventories, prepaid expenses and other current assets, property and equipment, net, goodwill and other intangible assets, net.
(2)    Consists primarily of cash and cash equivalents and deferred tax assets.
Based on the location where the sale originated, revenues in the United States exceeded 95% of total revenues during each of the three years ended December 31, 2024, 2023, and 2022. Additionally, tangible long-lived assets in the United States exceeded 90% of total tangible long-lived assets as of December 31, 2024, 2023, and 2022.
16.Related Party Transactions
When needed, we rent a plane under dry lease from a company owned by a member of Cactus Companies. These transactions are under short-term rental arrangements and the agreement governing these transactions does not qualify as a lease. Effective January 1, 2022, we pay a base hourly rent of $2,500 per flight hour of use of the aircraft, payable monthly, for the hours of aircraft operation. During the year ended December 31, 2024, expense recognized in connection with these rentals totaled $0.1 million as compared to $0.3 million and $0.2 million during each of the years ended December 31, 2023 and 2022, respectively. As of December 31, 2024 we had no liability outstanding to the related party compared to less than $0.1 million as of December 31, 2023 which was included in accounts payable in the consolidated balance sheet. We are also responsible for employing pilots and fuel expenses. Our Chief Executive Officer and President reimburse the Company up to $2,350 per day for their personal use of the pilots employed by the Company, depending on how many company pilots are utilized for the day.
The TRA agreement is with certain direct and indirect holders of CC Units (CW Unit Holders prior to the CC Reorganization), including certain of our officers, directors and employees. These TRA Holders have the right in the future to receive 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. The total liability from the TRA as of December 31, 2024 was $278.7 million. We pay professional fees to assist with maintenance of the TRA and composite tax payments in advance of the state tax return filings which are reimbursable from the TRA Holders. As of December 31, 2024 and 2023, amounts due from the TRA Holders for fees and estimated state tax payments made on their behalf totaled $0.4 million and $0.3 million, respectively. The balances are included in accounts receivable, net in the consolidated balance sheets.
Distributions made by Cactus Companies (Cactus LLC prior to the CC Reorganization) are generally required to be made pro rata among all its members. During the years ended December 31, 2024, 2023 and 2022, Cactus Companies (Cactus LLC prior to the CC Reorganization) distributed $68.0 million, $75.8 million and $38.6 million, respectively, to Cactus Inc. to fund its dividend, TRA liability and estimated tax payments. During the years ended December 31, 2024, 2023, and 2022 Cactus Companies made pro rata distributions to the other members totaling $13.3 million, $16.6 million, and $9.7 million, respectively.
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
The following table summarizes the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income attributable to Cactus Inc.—basic	$185,407	$169,171	$110,174
Net income attributable to non-controlling interest(1)	36,266	35,075	27,235
Net income attributable to Cactus Inc.—diluted(1)	$221,673	$204,246	$137,409
Denominator:
Weighted average Class A shares outstanding—basic	66,393	64,641	60,323
Effect of dilutive shares	13,522	14,819	16,014
Weighted average Class A shares outstanding—diluted	79,915	79,460	76,337

Earnings per Class A share—basic	$2.79	$2.62	$1.83
Earnings per Class A share—diluted(1)	$2.77	$2.57	$1.80
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 26% for the years ended December 31, 2024, 2023, respectively, and 25% for the year ended December 31, 2022.
18.Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2024	2023	2022
Right-of-use assets obtained in exchange for new lease obligations	$17,367	$17,520	$14,506
Property and equipment in accounts payable	1,150	1,997	1,369
Cash paid for interest and income taxes was as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for interest	$2,704	$5,629	$1,063
Cash paid for income taxes, net	24,800	25,998	5,502
During the years ended December 31, 2024, 2023 and 2022, we issued 2.6 million, 0.9 million and 1.7 million shares of Class A common stock, respectively, pursuant to redemptions of CC Units (CW Units prior to the CC Reorganization) by holders thereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act as amended) as of December 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Management’s Report on Internal Control Over Financial Reporting
Management’s annual report on internal control over financial reporting is incorporated by reference to page 36 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cactus, Inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item (and only such information) is incorporated by reference to our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2024 (“Proxy Statement”).
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

3.1	Restated Certificate of Incorporation of Cactus, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 20, 2024)
3.2	Amended and Restated Bylaws of Cactus, Inc. (incorporated by reference to Exhibit 3.6 to the Registrant's Form 10-Q filed with the Commission on August 1, 2024)
4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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
10.7†*
Schedule of Director and Officer Indemnification Agreements Identical in All Material Respects to the Form of Director and Officer Indemnification Agreement Filed as Exhibit 10.7 to this Annual Report pursuant to Instruction 2 to Item 601 of Regulation S-K

10.8	Tax Receivable Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)
10.9	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)
10.10†
Cactus, Inc. Long-Term Incentive Plan (amended and restated effective May 16, 2023) (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on March 30, 2023)

10.11†
Form of Restricted Stock Agreement under the Cactus Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S‑1 Registration Statement filed with the Commission on January 12, 2018)

10.12†
Form of Restricted Stock Unit Agreement under the Cactus Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Form S‑1 Registration Statement filed with the Commission on January 12, 2018)

10.13
Amended and Restated Credit Agreement, dated as of February 28, 2023, among Cactus Companies, LLC, as borrower, certain subsidiaries of Cactus Companies, LLC, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K filed with the Commission on March 1, 2023)

10.14
First Amendment to Amended and Restated Credit Agreement, dated as of February 28, 2023, among Cactus Companies, LLC, as borrower, certain subsidiaries of Cactus Companies, LLC, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K filed with the Commission on February 29, 2024)

10.15†
Form of Restricted Stock Unit Agreement (Directors, one-year vesting) (incorporated by reference to Exhibit 4.7 to the Registrants Form S-8 Registration Statement filed with the Commission on May 29, 2018)

10.16†
Form of Restricted Stock Unit Agreement (Directors, three-year vesting) (incorporated by reference to Exhibit 4.8 to the Registrants Form S-8 Registration Statement filed with the Commission on May 29, 2018)

Exhibit No.	Description
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

10.22†	Offer Letter to William Marsh dated April 25, 2022 (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K filed with the Commission on March 1, 2023)
10.23†	Offer Letter to Alan Keifer dated November 13, 2023 (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K filed with the Commission on February 29, 2024)
10.24†	Offer Letter to Jay A. Nutt dated May 20, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 1, 2024)
10.25
First Amendment to the Tax Receivable Agreement, dated as of February 29, 2024, by and among Cactus, Inc., Cadent Management Services, LLC and the TRA Holders identified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on May 2, 2024)

19*	Cactus, Inc. Trading Policy
21.1*	List of Subsidiaries of Cactus, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97
Policy for Recovery of Performance-Based Incentive Compensation from Executive Officers (incorporated by reference to Exhibit 97 to the Registrant’s Form 10-K filed with the Commission on February 29, 2024)

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

Cactus, Inc.

Date: February 27, 2025	By:	/s/ Scott Bender
Scott Bender
Chief Executive Officer, Chairman of the Board and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Bender	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 27, 2025
Scott Bender

/s/ Jay A. Nutt	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2025
Jay A. Nutt

/s/ Joel Bender	President and Director	February 27, 2025
Joel Bender

/s/ Melissa Law	Director	February 27, 2025
Melissa Law

/s/ Michael McGovern	Director	February 27, 2025
Michael McGovern

/s/ John (Andy) O’Donnell	Director	February 27, 2025
John (Andy) O’Donnell

/s/ Gary Rosenthal	Director	February 27, 2025
Gary Rosenthal

/s/ Bruce Rothstein	Director	February 27, 2025
Bruce Rothstein

/s/ Alan Semple	Director	February 27, 2025
Alan Semple

/s/ Tym Tombar	Director	February 27, 2025
Tym Tombar