Form 10-Q
period 2025-03-31
Cactus, Inc.
filed 2025-05-01
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of April 30, 2025, the registrant had 68,461,010 shares of Class A common stock, $0.01 par value per share, and 11,364,432 shares of Class B common stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements described under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Annual Report”), “Part II, Item 1A. Risk Factors” is in this Quarterly Report and other cautionary statements contained herein and in our Exchange Act filings. Forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Should one or more of the risks or uncertainties described in our 2024 Annual Report or other Exchange Act filings occur, or should underlying assumptions prove incorrect, our actual results could differ materially from those expressed in any forward-looking statements.
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
i

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except per share data)	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$347,661	$342,843
Accounts receivable, net of allowance of $3,787 and $3,779, respectively	219,694	191,627
Inventories	230,264	226,796
Prepaid expenses and other current assets	11,387	13,422
Total current assets	809,006	774,688
Property and equipment, net	347,634	346,008
Operating lease right-of-use assets, net	23,248	24,094
Intangible assets, net	159,994	163,991
Goodwill	203,028	203,028
Deferred tax asset, net	211,938	219,003
Investment in unconsolidated affiliates	6,000	—
Other noncurrent assets	8,219	8,516
Total assets	$1,769,067	$1,739,328
Liabilities and Equity
Current liabilities
Accounts payable	$64,419	$72,001
Accrued expenses and other current liabilities	69,933	75,416
Current portion of liability related to tax receivable agreement	20,297	20,297
Finance lease obligations, current portion	7,273	7,024
Operating lease liabilities, current portion	5,052	4,086
Total current liabilities	166,974	178,824
Deferred tax liability, net	3,038	2,868
Liability related to tax receivable agreement, net of current portion	258,376	258,376
Finance lease obligations, net of current portion	11,809	10,528
Operating lease liabilities, net of current portion	19,025	20,078
Other noncurrent liabilities	4,475	4,475
Total liabilities	463,697	475,149
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 68,390 and 68,152 shares issued and outstanding	683	681
Class B common stock, $0.01 par value, 215,000 shares authorized, 11,433 and 11,433 shares issued and outstanding	—	—
Additional paid-in capital	522,386	520,794
Retained earnings	587,321	552,133
Accumulated other comprehensive loss	(2,355)	(2,491)
Total stockholders’ equity attributable to Cactus Inc.	1,108,035	1,071,117
Non-controlling interest	197,335	193,062
Total stockholders’ equity	1,305,370	1,264,179
Total liabilities and equity	$1,769,067	$1,739,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Revenues
Product revenue	$208,961	$207,511
Rental revenue	27,122	23,943
Field service and other revenue	44,236	42,669
Total revenues	280,319	274,123
Costs and expenses
Cost of product revenue	121,456	120,666
Cost of rental revenue	13,735	12,946
Cost of field service and other revenue	37,390	35,235
Selling, general and administrative expenses	39,126	29,422
Change in fair value of earn-out liability	—	13,304
Total costs and expenses	211,707	211,573
Operating income	68,612	62,550

Interest income, net	2,325	689
Income before income taxes	70,937	63,239
Income tax expense	16,832	13,424
Net income	$54,105	$49,815
Less: net income attributable to non-controlling interest	9,882	10,850
Net income attributable to Cactus Inc.	$44,223	$38,965

Earnings per Class A share - basic	$0.65	$0.60
Earnings per Class A share - diluted	$0.64	$0.59

Weighted average Class A shares outstanding - basic	68,194	65,378
Weighted average Class A shares outstanding - diluted	68,664	79,556
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$54,105	$49,815
Foreign currency translation adjustments	165	(803)
Comprehensive income	$54,270	$49,012
Less: comprehensive income attributable to non-controlling interest	9,911	10,677
Comprehensive income attributable to Cactus Inc.	$44,359	$38,335
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	68,151	$681	11,433	$—	$520,794	$552,133	$(2,491)	$193,062	$1,264,179
Member distributions	—	—	—	—	—	—	—	(5,089)	(5,089)
Tax impact of equity transactions	—	—	—	—	401	—	—	—	401
Equity award vestings	239	2	—	—	(4,070)	—	—	(1,430)	(5,498)
Other comprehensive income	—	—	—	—	—	—	136	29	165
Share repurchases	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,261	—	—	881	6,142
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(9,035)	—	—	(9,035)
Net income	—	—	—	—	—	44,223	—	9,882	54,105
Balance at March 31, 2025	68,390	$683	11,433	$—	$522,386	$587,321	$(2,355)	$197,335	$1,305,370

Balance at December 31, 2023	65,409	$654	14,034	$—	$465,012	$400,682	$(826)	$199,248	$1,064,770
Member distributions	—	—	—	—	—	—	—	(1,684)	(1,684)
Tax impact of equity transactions	—	—	—	—	234	—	—	—	234
Equity award vestings	196	2	—	—	(3,466)	—	—	(1,432)	(4,896)
Other comprehensive loss	—	—	—	—	—	—	(630)	(173)	(803)
Share repurchases	(87)	(1)	—	—	(2,996)	—	—	(375)	(3,372)
Stock-based compensation	—	—	—	—	3,680	—	—	789	4,469
Cash dividends declared ($0.12 per share)	—	—	—	—	—	(7,944)	—	—	(7,944)
Net income	—	—	—	—	—	38,965	—	10,850	49,815
Balance at March 31, 2024	65,518	$655	14,034	$—	$462,464	$431,703	$(1,456)	$207,223	$1,100,589
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$54,105	$49,815
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	15,678	15,046
Deferred financing cost amortization	280	280
Stock-based compensation	6,064	4,432
Provision for expected credit losses	133	162
Inventory obsolescence	(296)	1,062
Gain on disposal of assets	(79)	(208)
Deferred income taxes	7,623	4,403
Change in fair value of earn-out liability	—	13,304
Changes in operating assets and liabilities:
Accounts receivable	(28,087)	(3,011)
Inventories	(3,112)	234
Prepaid expenses and other assets	2,080	128
Accounts payable	(7,923)	(8,132)
Accrued expenses and other liabilities	(4,921)	8,748
Net cash provided by operating activities	41,545	86,263
Cash flows from investing activities
Investment in unconsolidated affiliate	(6,000)	—
Capital expenditures and other	(10,230)	(7,902)
Proceeds from sales of assets	779	1,094
Net cash used in investing activities	(15,451)	(6,808)
Cash flows from financing activities
Payments on finance leases	(1,988)	(2,031)
Dividends paid to Class A common stock shareholders	(9,216)	(8,144)
Distributions to members	(5,089)	(1,684)
Repurchases of shares	(5,498)	(8,268)
Net cash used in financing activities	(21,791)	(20,127)
Effect of exchange rate changes on cash and cash equivalents	515	1,137
Net increase in cash and cash equivalents	4,818	60,465
Cash and cash equivalents, beginning of period	342,843	133,792
Cash and cash equivalents, end of period	$347,661	$194,257

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$23,204	$1,611
Cash paid for interest	$627	$535
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new lease obligations	$4,128	$4,515
Property and equipment in accounts payable	$914	$2,637
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
The Company currently operates in two business segments: Pressure Control and Spoolable Technologies.
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our Annual Report on Form 10-K for the year ended December 31, 2024.
The consolidated financial statements include all adjustments, which are of a normal recurring nature, unless otherwise disclosed, necessary for a fair statement of the consolidated financial statements for the interim periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
Investments in Unconsolidated Affiliates
In November 2023, the Company entered into an agreement to invest in a Vietnam forging manufacturing facility for an ownership percentage of 40%. In January 2025, the Company provided an initial capital contribution of $6.0 million. The investment in a company in which Cactus does not have a controlling financial interest, but over which it has significant influence, is accounted for using the equity method.
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
2.Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas exploration and production companies located in the U.S. Our receivables are short-term in nature and typically due in 30 to 60 days. We do not accrue interest on delinquent receivables. Accounts receivable includes both amounts billed and currently due from customers, as well as unbilled amounts resulting from accrued revenue associated with products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of March 31, 2025 and December 31, 2024 was $41.0 million and $29.8 million, respectively.
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

	Balance at Beginning of Period	Expense	Write off	Other	Balance at End of Period
Three Months Ended March 31, 2025	$3,779	$133	$(114)	$(11)	$3,787
Three Months Ended March 31, 2024	3,642	162	(1)	—	3,803
3.Inventories
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

	March 31, 2025	December 31, 2024
Raw materials	$31,581	$31,031
Work-in-progress	14,532	10,979
Finished goods	184,151	184,786
	$230,264	$226,796

4.Property and Equipment, net
Property and equipment are stated at cost. We manufacture or construct most of our Pressure Control rental equipment assets. During the manufacture of these assets, they are reflected as construction in progress until complete. Property and equipment consists of the following:

	March 31, 2025	December 31, 2024
Land	$16,442	$16,442
Buildings and improvements	134,228	133,187
Machinery and equipment	146,199	139,605
Reels and skids	19,538	18,737
Vehicles	43,240	41,175
Rental equipment	225,485	222,975
Furniture and fixtures	2,007	1,905
Computers and software	11,645	4,919
Gross property and equipment	598,784	578,945
Less: Accumulated depreciation	(270,991)	(262,198)
Net property and equipment	327,793	316,747
Construction in progress	19,841	29,261
Total property and equipment, net	$347,634	$346,008
5.Other Intangible Assets
The following table presents the detail of acquired intangible assets:

	March 31, 2025			December 31, 2024
	Gross Cost	Accumulated Amortization	Net Cost	Gross Cost	Accumulated Amortization	Net Cost
Customer relationships	$100,300	$(13,931)	$86,369	$100,300	$(12,259)	$88,041
Developed technology	77,000	(16,042)	60,958	77,000	(14,117)	62,883
Tradename	16,000	(3,333)	12,667	16,000	(2,933)	13,067
Backlog	7,000	(7,000)	—	7,000	(7,000)	—
Total	$200,300	$(40,306)	$159,994	$200,300	$(36,309)	$163,991
All intangible assets are amortized over their estimated useful lives. The weighted average amortization period for identifiable intangible assets acquired as of March 31, 2025 is 10.5 years. Amortization expense recognized during the three months ended March 31, 2025 was $4.0 million and was recorded in selling, general and administrative expenses in the consolidated statements of income. Estimated future amortization expense is as follows:

Remainder of 2025	$11,990
2026	15,987
2027	15,987
2028	15,987
2029	15,987
2030	15,987
Thereafter	68,069
Total	$159,994

6.Debt
We had no bank debt outstanding as of March 31, 2025 and December 31, 2024. We had $2.4 million in letters of credit outstanding, and we were in compliance with all covenants under the Amended ABL Credit Facility (as defined below) as of March 31, 2025.
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
We disaggregate revenue into three categories: product revenues, rental revenues and field service and other revenues. We have predominately domestic operations, with a small amount of sales in Australia, Canada, the Middle East and other international markets. The following table presents our revenues disaggregated by category:

	Three Months Ended March 31,
	2025		2024
Product revenue	$208,961	74%	$207,511	76%
Rental revenue	27,122	10%	23,943	8%
Field service and other revenue	44,236	16%	42,669	16%
Total revenues	$280,319	100%	$274,123	100%
At March 31, 2025, we had a deferred revenue balance of $7.9 million compared to the December 31, 2024 balance of $8.1 million. Deferred revenue represents our obligation to transfer products to or perform services for a customer for which we have received cash or billed our customers in advance of delivering products or services. The revenue that has been deferred will be recognized upon product delivery, or as services are performed. As of March 31, 2025, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.
8.Tax Receivable Agreement (“TRA”)
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
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other expense, net. As of March 31, 2025, the total liability from the TRA was $278.7 million with $20.3 million reflected in current liabilities based on the expected timing of our next payments. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus Companies or Cactus Inc.
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
9.Equity
As of March 31, 2025, Cactus Inc. owned 85.7% of Cactus Companies as compared to 85.6% of Cactus Companies as of December 31, 2024. As of March 31, 2025, Cactus Inc. had outstanding 68.4 million shares of Class A common stock (representing 85.7% of the total voting power) and 11.4 million shares of Class B common stock (representing 14.3% of the total voting power).
Redemptions of CC Units
As part of the CC Reorganization in connection with the acquisition of FlexSteel, Cactus Companies acquired all of the outstanding units representing limited liability company interests of Cactus LLC (“CW Units”) in exchange for an equal number of CC Units issued to each of the previous owners of CW Units other than Cactus Inc. In connection with the CC Reorganization, Cactus Inc. and the owners of CC Units entered into the Amended and Restated Limited Liability Company Operating Agreement of Cactus Companies (the “Cactus Companies LLC Agreement”). Pursuant to the Cactus Companies LLC Agreement, holders of CC Units are entitled to redeem their CC Units, which results in additional Class A common stock outstanding. Since our IPO in February 2018, an aggregate of 49.1 million CC Units (including CW Units prior to the CC Reorganization) and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock.
There were no redemptions of CC Units during the three months ended March 31, 2025 and 2024.
Dividends
Aggregate cash dividends of $0.13 and $0.12 per share of Class A common stock were declared during the three months ended March 31, 2025 and 2024 totaling $9.0 million and $8.0 million, respectively. Cash dividends paid during the three months ended March 31, 2025 and 2024 totaled $9.2 million and $8.1 million, respectively. Dividends accrue on unvested equity-based awards on the date of record and are paid upon vesting. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to the owners of CC Units other than Cactus Inc. for any dividends declared on our Class A common stock. See further discussion of the distributions below under “Member Distributions.”
Share Repurchase Program
On June 6, 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the three months ended March 31, 2025, the Company did not repurchase shares of Class A common stock under the share repurchase program. As of March 31, 2025, $146.3 million remained authorized for future repurchases of Class A common stock under the program.
Member Distributions
Distributions made by Cactus Companies are generally required to be made pro rata among all its members. For the three months ended March 31, 2025, Cactus Companies distributed $30.4 million to Cactus Inc. to fund its dividend and estimated tax payments and made pro rata distributions to the other members totaling $5.1 million over the same period. During the three months ended March 31, 2024, Cactus Companies distributed $7.8 million to Cactus Inc. to fund its dividend and estimated tax payments and made pro rata distributions to the other members totaling $1.7 million.

Limitation of Members’ Liability
Under the terms of the Cactus Companies LLC Agreement, the members of Cactus Companies are not obligated for debt, liabilities, contracts or other obligations of Cactus Companies. Profits and losses are allocated to members as defined in the Cactus Companies LLC Agreement.
10.Commitments and Contingencies
Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. A range of total possible losses for all litigation matters cannot be reasonably estimated. Based on our consideration of all relevant facts and circumstances, we do not expect the ultimate outcome of currently pending lawsuits or claims against us, other than as discussed below, will have a material adverse effect on our financial position, results of operations or cash flows, however, there can be no assurance as to the ultimate outcome of these matters. With respect to the litigation described below, if there was an adverse outcome, there could be a material impact on our business, financial condition and results of operations expected for the year. Litigation is subject to inherent uncertainties and management's view may change in the future. Therefore, there can be no assurance as to the ultimate outcome of any dispute or claim.
On August 20, 2021, Cactus filed a complaint against Cameron International Corporation (“Cameron”) in the U.S. District Court for the Southern District of Texas, Civil Action No.: 4:21-cv-02720-ASH, seeking a declaratory judgment that Cactus frac operations do not infringe certain Cameron patents and that such patents are invalid. In response to that action, Cameron has asserted infringement of certain of those patents by Cactus’ SafeLink® frac flow system and is seeking past royalties and other damages related to the alleged infringement. The parties have been unable to reach an amicable settlement, and the matter is currently set for a jury trial on June 9, 2025. At this time, we are not able to predict the outcome of these claims.
11.Fair Value Measurements
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

12.Segment Reporting
We operate in two business segments that offer different products and services and correspond to the manner in which the Company's Chief Executive Officer (the chief operating decision maker or "CODM") reviews and evaluates operating performance to make decisions about resources to be allocated to each segment.
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
Financial information by business segment for the three months ended March 31, 2025 and 2024 is summarized below.

	Three Months Ended March 31,
	2025
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$187,741	$92,578	$280,319
Intersegment revenue	2,536	—	2,536
Total revenues	190,277	92,578	282,855
Reconciliation of revenue
Elimination of intersegment revenue			(2,536)
Total consolidated revenues			280,319

Less:(1)
Cost of revenue from external customers	$116,246	$56,335	172,581
Intersegment cost of revenue	2,226	—	2,226
Total cost of revenues	118,472	56,335	174,807
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(2,226)
Total consolidated cost of revenue			172,581

Selling, general, administrative expenses and other (2)	17,472	12,367
Segment profit	$54,333	$23,876	$78,209

Reconciliation of segment profit
Elimination of intersegment profit			(310)
Total consolidated segment profit			$77,899
Corporate expenses (3)			(9,287)
Total operating income			$68,612
Interest income, net			2,325
Income before income taxes			$70,937
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

(2) For each reportable segment, the 'Selling, general, administrative expenses and other' line items category includes: salaries and wages, stock based compensation amortization expense, depreciation expense, professional fees, rent expense, and other miscellaneous items.

(3) Comprised primarily of expenses not allocated to our operating segments.

	Three Months Ended March 31,
	2024
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$175,028	$99,095	$274,123
Intersegment revenue	—	—	—
Total revenues	175,028	99,095	274,123
Reconciliation of revenue
Elimination of intersegment revenue			—
Total consolidated revenues			274,123

Less:(1)
Cost of revenue from external customers	$111,807	$57,040	$168,847
Intersegment cost of revenue	—	—	—
Total cost of revenues	111,807	57,040	168,847
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			—
Total consolidated cost of revenue			168,847

Selling, general, administrative expenses and other (2)	11,546	25,662
Segment profit	$51,675	$16,393	$68,068

Reconciliation of segment profit
Elimination of intersegment profit			—
Total consolidated segment profit			$68,068
Corporate expenses (3)			(5,518)
Total operating income			$62,550
Interest income, net			689
Income before income taxes			$63,239

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

(2) For each reportable segment, the 'Selling, general, administrative expenses and other' line items category includes: salaries and wages, stock based compensation amortization expense, depreciation expense, professional fees, rent expense, and other miscellaneous items. The expenses for Spoolable Technologies also include the change in fair value of the earn-out liability.

(3) Comprised primarily of expenses not allocated to our operating segments.

Assets are not reported to the CODM on a segment basis as it is not a meaningful measure used to run the business.

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
The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to Cactus Inc.—basic	$44,223	$38,965
Net income attributable to non-controlling interest (1)	—	8,241
Net income attributable to Cactus Inc.—diluted (1)	$44,223	$47,206
Denominator:
Weighted average Class A shares outstanding—basic	68,194	65,378
Effect of dilutive shares (2)	470	14,178
Weighted average Class A shares outstanding—diluted (2)	68,664	79,556

Earnings per Class A share—basic	$0.65	$0.60
Earnings per Class A share—diluted (1)(2)	$0.64	$0.59
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 25% for the three months ended March 31, 2025 and 26% for the three months ended March 31, 2024.
(2)Diluted earnings per share for the three months ended March 31, 2025 excludes 11.4 million weighted average shares of Class B common stock as the effect would be anti-dilutive.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Except as otherwise indicated or required by the context, all references in this Quarterly Report to the “Company,” “Cactus,” “we,” “us” and “our” refer to Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries, unless we state otherwise or the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, which are difficult to predict, including those described above in “Cautionary Note Regarding Forward-Looking Statements,” and in the risk factors included in “Part I, Item 1A. Risk Factors” in our 2024 Annual Report and "Part II, Item 1A. Risk Factors" in this Quarterly Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.
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
During the three months ended March 31, 2025, we derived 74% of total revenues from the sale of our products, 10% of total revenues from rental and 16% of total revenues from field service and other. During the three months ended March 31, 2024, we derived 76% of total revenues from the sale of our products, 8% of total revenues from rental and 16% of total revenues from field service and other. We have predominantly domestic operations, with more limited operations in Australia, Canada, and the Middle East, as well as sales in other international markets.
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
We operate through service centers in the United States, which are strategically located in the key oil and gas producing regions, and in Australia. These service centers support our field services and provide equipment assembly and repair services. We also provide rental and service operations in the Kingdom of Saudi Arabia. Pressure Control manufacturing and production facilities are located in Bossier City, Louisiana, Suzhou, China, and Vietnam.

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

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
WTI Oil Price ($/bbl) (1)	$71.78	$70.73	$77.50
Natural Gas Price ($/MMBtu) (2)	$4.14	$2.44	$2.15
U.S. Land Drilling Rigs (3)	572	569	602

(1) EIA Cushing, OK West Texas Intermediate ("WTI") spot price.
(2) EIA Henry Hub Natural Gas spot price per million British Thermal Unit (“MMBtu”).
(3) Baker Hughes.
In the first quarter of 2025, average U.S. land drilling and completion activity levels and oil prices were relatively flat compared to the fourth quarter of 2024. Average natural gas prices were up approximately 70% from the fourth quarter of 2024, as a cold January led to high inventory draws resulting in storage levels approaching the lowest levels observed in the previous five years. U.S. gas demand forecasts remained strong through the first quarter considering increasing liquid natural gas export capacity in 2025 and positive power demand trends. In early April 2025, several members of OPEC+ announced an increase to output plans beginning in April 2025, which has had a negative impact on recent commodity prices.

U.S. Trade Policies
Over the past several months, the Trump administration has implemented and announced a number of new tariffs, including new Section 232 tariffs of 25% on imports of steel and certain products made from steel from all locations, Synthetic Opioid tariffs of 20% on all imports from China, and broad “Reciprocal” tariffs with varying rates applied to U.S. trading partners across the globe. As of mid-April, most Reciprocal tariffs have been temporarily paused, except for those applied to certain countries, including China. After these tariff announcements, global equity, bond and currency markets reacted negatively and have continued to experience high levels of volatility due to the potential disruption to global trade, the increasingly uncertain global economic outlook, and the negative implications of reduced consumer demand for imported products and energy.

We anticipate incurring elevated tariff expenses on our goods imported from China, and experiencing generally higher steel input costs at our Bossier City manufacturing facility as a result of the broad Section 232 tariffs, which will both impact profitability, to the extent we cannot offset such increases with cost reduction efforts and increased pricing. The weaker oil demand outlook and associated decline in commodity pricing will potentially lead to lower U.S. land drilling and completion activity levels as 2025 progresses, and correspondingly reduced demand for our products and services. The Company also continues its efforts to diversify its supply chain by acquiring a 40% ownership percentage in a forging manufacturing facility in Vietnam in exchange for $6 million. This interest is in addition to the wholly owned production facility in Vietnam.
Pillar Two Framework
The Organization for Economic Cooperation and Development (“OECD”) enacted rules (“Pillar Two”) for a new, global minimum tax of at least 15% on income arising in low-tax jurisdictions. Based on current enacted legislation, management anticipates the impact of Pillar Two to be immaterial to the Company for 2025.
Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is contained in our 2024 Annual Report on Form 10-K. There have not been any changes in our critical accounting policies since December 31, 2024.

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
Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024

The following table presents a summary of the segment consolidated operating results for the periods indicated:

	Three Months Ended
	March 31, 2025	December 31, 2024	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$190,277	$176,719	$13,558	7.7%
Spoolable Technologies	92,578	96,072	(3,494)	(3.6)
Corporate and other	(2,536)	(670)	(1,866)	nm
Total revenues	280,319	272,121	8,198	3.0
Operating income
Pressure Control	54,333	50,829	3,504	6.9
Spoolable Technologies	23,876	25,523	(1,647)	(6.5)
Total segment operating income	78,209	76,352	1,857	2.4
Corporate and other expenses	(9,597)	(5,900)	(3,697)	62.7
Total operating income	68,612	70,452	(1,840)	(2.6)

Interest income, net	2,325	2,303	22	1.0
Other income, net	—	3,204	(3,204)	nm
Income before income taxes	70,937	75,959	(5,022)	(6.6)
Income tax expense	16,832	18,512	(1,680)	(9.1)
Net income	54,105	57,447	(3,342)	(5.8)
Less: net income attributable to non-controlling interest	9,882	10,760	(878)	(8.2)
Net income attributable to Cactus Inc.	$44,223	$46,687	$(2,464)	(5.3)%
nm = not meaningful
Pressure Control. Pressure Control revenue for the first quarter of 2025 was $190.3 million, an increase of $13.6 million, or 7.7%, from the fourth quarter of 2024 primarily due to increased sales of wellhead and production related equipment resulting from increased customer drilling efficiencies. Pressure Control operating income of $54.3 million for the first quarter of 2025 increased $3.5 million, or 6.9% from the fourth quarter of 2024 primarily due to the higher volume, with margins decreasing 20 basis points due to reserves taken in connection with litigation claims.

Spoolable Technologies. Spoolable Technologies revenue for the first quarter of 2025 was $92.6 million, a decrease of $3.5 million, or 3.6% from the fourth quarter of 2024 primarily due to reduced customer activity levels in the seasonally slow first quarter. Total operating income for Spoolable Technologies for the first quarter of 2025 was $23.9 million, compared to operating income of $25.5 million for the fourth quarter of 2024. The decrease in operating income was primarily due to lower revenue realized and the corresponding reduced operating leverage.
Corporate and other. Corporate and other revenue represents the elimination of inter-segment sales from our Pressure Control segment to our Spoolable Technologies segment. Corporate and other expenses include costs associated with executive management and other administrative functions not directly attributable to our reporting segment. Corporate and other expenses for the first quarter of 2025 were $9.6 million, an increase of $3.7 million, or 62.7% from $5.9 million for the fourth quarter of 2024. The increase was primarily due to professional fees associated with growth initiatives.
Interest income, net. Interest income, net was $2.3 million for the first quarter of 2025 and the fourth quarter of 2024. The interest income, net is primarily comprised of interest income earned on the invested cash balance.
Other income, net. Other income, net represents non-cash adjustments for the revaluation of the liability related to the tax receivable agreement as a result of changes to the state tax rate.
Income tax expense. Income tax expense for the first quarter of 2025 was $16.8 million compared to $18.5 million for the fourth quarter of 2024. The decrease in income tax expense from the first quarter was due to a decrease in operating income quarter-over-quarter, in addition to an overall tax rate reduction due to decreases in permanent items. Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus Companies. Income allocated to the non-controlling interest is only taxable to the non-controlling interest.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table presents a summary of the segment consolidated operating results for the periods indicated:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$190,277	$175,028	$15,249	8.7%
Spoolable Technologies	92,578	99,095	(6,517)	(6.6)
Corporate and other	(2,536)	—	(2,536)	nm
Total revenues	280,319	274,123	6,196	2.3
Operating income
Pressure Control	54,333	51,675	2,658	5.1
Spoolable Technologies	23,876	16,393	7,483	45.6
Total segment operating income	78,209	68,068	10,141	14.9
Corporate and other expenses	(9,597)	(5,518)	(4,079)	73.9
Total operating income	68,612	62,550	6,062	9.7

Interest income, net	2,325	689	1,636	nm
Income before income taxes	70,937	63,239	7,698	12.2
Income tax expense	16,832	13,424	3,408	25.4
Net income	54,105	49,815	4,290	8.6
Less: net income attributable to non-controlling interest	9,882	10,850	(968)	(8.9)
Net income attributable to Cactus Inc.	$44,223	$38,965	$5,258	13.5%
nm = not meaningful
Pressure Control. Pressure Control revenue was $190.3 million for the first three months of 2025, an increase of $15.2 million, or 8.7%, from the first three months of 2024. The increased revenue was primarily due to increased sales of wellhead and production related equipment resulting from increased customer drilling efficiencies. Operating income of $54.3 million in the first three months of 2025 increased $2.7 million, or 5.1%, from the first three months of 2024. The increase was primarily attributable to higher gross margins during the period due to the higher customer activity levels, partially offset by an increase in selling, general and administrative ("SG&A") expenses related to higher personnel costs, stock-based compensation expense and other reserves.
Spoolable Technologies. Spoolable Technologies revenue for the first three months of 2025 was $92.6 million, a decrease of $6.5 million, or 6.6%, from the first three months of 2024, primarily due to reduced customer activity levels. Total operating income was $23.9 million in the first three months of 2025, an increase of $7.5 million, compared to operating income of $16.4 million in the first three months of 2024. Operating income for the first three months of 2025 included higher manufacturing and field service related costs and reduced operating leverage. Operating income for the first three months of 2024 included approximately $13.3 million of expense related to the change in fair value of the estimated earn-out liability.
Corporate and other. Corporate and other revenue represents the elimination of inter-segment sales from our Pressure Control segment to our Spoolable Technologies segment. Corporate and other expenses include costs associated with executive management and other administrative functions not directly attributable to our reporting segment. Corporate and other expenses for the first three months of 2025 was $9.6 million, an increase of $4.1 million, or 73.9% from the first three months of 2024. The increase was largely attributable to professional fees associated with growth initiatives.
Interest income, net. Interest income, net for the first three months of 2025 was $2.3 million, compared to $0.7 million for the first three months of 2024. The increase was due to an increase in interest income earned on cash invested during period.
Income tax expense. Income tax expense for the first three months of 2025 was $16.8 million compared to $13.4 million for the first three months of 2024. The increase in income tax expense from the first three months of 2024 was primarily due to an increase in operating income during the first three months of 2025, in conjunction with an additional $1.2 million of expense related to the revaluation of our deferred tax asset as a result of a change in our forecasted state rate.
Liquidity and Capital Resources
At March 31, 2025, we had $347.7 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities, and borrowings under our Amended ABL Credit Facility (as defined in Note 6 in the notes to the unaudited condensed consolidated financial statements). Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of March 31, 2025, we had $222.6 million of available borrowing capacity under our Amended ABL Credit Facility with no outstanding borrowings, and $2.4 million in letters of credit outstanding. We were in compliance with the covenants of the Amended ABL Credit Facility as of March 31, 2025.
In June 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions, or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of March 31, 2025, $146.3 million remained authorized for future repurchases of Class A common stock under the program.
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
We currently estimate our net capital expenditures for the year ending December 31, 2025 will range from $40 to $50 million. In the Pressure Control segment, capital expenditures are primarily related to rental fleet investments, international expansion and diversification of our low cost supply chain. In the Spoolable Technologies segment, capital expenditures are primarily related to manufacturing plant enhancements and additional deployment equipment used for product installation.
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

Cash Flows
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$41,545	$86,263
Net cash used in investing activities	(15,451)	(6,808)
Net cash used in financing activities	(21,791)	(20,127)

Net cash provided by operating activities was $41.5 million and $86.3 million for the three months ended March 31, 2025 and 2024, respectively. Operating cash flows for the three months ended March 31, 2025 decreased due to an increase in working capital, primarily related to strong revenue recognition in the month of March in both reporting segments to close the reporting period, combined with increased inventory levels in anticipation of seasonally stronger revenue in our Spoolable Technologies segment during the second and third quarters.

Net cash used in investing activities was $15.5 million and $6.8 million for the three months ended March 31, 2025 and 2024, respectively. The increase for the three months ended March 31, 2025 was primarily due to the initial investment of $6.0 million related to our joint venture in Vietnam intended to diversify our manufacturing capabilities.
Net cash used in financing activities was $21.8 million for the three months ended March 31, 2025 compared to $20.1 million for the three months ended March 31, 2024. The increase in net cash provided by financing activities for the three months ended March 31, 2025 was primarily related to an increase in member distributions of $3.4 million and an increase in payment of Class A dividends of $1.1 million. These increases were partially offset by a decrease in share repurchases of $2.8 million.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2024 Annual Report. Our exposure to market risk has not changed materially since December 31, 2024.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes.
A range of total possible losses for all litigation matters cannot be reasonably estimated. Based on our consideration of all relevant facts and circumstances, we do not expect the ultimate outcome of currently pending lawsuits or claims against us, other than as discussed below, will have a material adverse effect on our financial position, results of operations or cash flows, however, there can be no assurance as to the ultimate outcome of these matters. With respect to the litigation described below, if there was an adverse outcome there could be a material impact on our business, financial condition and results of operations expected for the year. Litigation is subject to inherent uncertainties and management's view may change in the future. Therefore, there can be no assurance as to the ultimate outcome of any dispute or claim.
On August 20, 2021, Cactus filed a complaint against Cameron in the U.S. District Court for the Southern District of Texas, Civil Action No.: 4:21-cv-02720-ASH, seeking a declaratory judgment that Cactus frac operations do not infringe certain Cameron patents and that such patents are invalid. In response to that action, Cameron has asserted infringement of certain of those patents by Cactus’ SafeLink® frac flow system and is seeking past royalties and other damages related to the alleged infringement. The parties have been unable to reach an amicable settlement, and the matter is currently set for a jury trial on June 9, 2025. At this time, we are not able to predict the outcome of these claims.
Item 1A.   Risk Factors.
In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2024 Annual Report and the risk factors and other cautionary statements contained in our other filings with the SEC, which could materially affect our business, results of operations, financial condition or cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition or cash flows. There have been no material changes in our risk factors from those described in our 2024 Annual Report or our other SEC filings except as follows:

Changes in global trade policies, including the impact of tariffs, may have a material adverse effect on our business and results of operations.
Recent tariff increases, and related policy changes implemented by the US Government, have created volatility in the oil and gas markets and will likely result in higher operating expenses and lower demand for our products, which could adversely affect our results of operations and cash flows. U.S. tariff increases on imports of steel, aluminum, and derivative products virtually worldwide may impact our costs and profitability at our U.S. manufacturing and production facilities. Additionally, the imposition of high tariffs on products from China, as well as varying levels of tariffs on products from India and Vietnam could have a less favorable impact on our supply chain diversification plans. Further, should our current suppliers be unable to provide the necessary raw materials or components or otherwise fail to deliver materials and components timely and, in the quantities required, as a result of global trade policies or other reasons, resulting delays in the provision of products or services to our customers could have a material adverse effect on our business, results of operations and cash flows. In addition, our results of operations may be adversely affected by further rising costs to the extent we are unable to recoup them from our customers.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchases of Class A common stock during the three months ended March 31, 2025 (in whole shares).

Period	Total number of shares purchased (1)	Weighted-average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum dollar value of shares that may yet be purchased under the plans or program (3)
January 1-31, 2025	—	$—	—	$—
February 1-28, 2025	199	$58.38	—	$—
March 1-31, 2025	119,929	$45.74	—	$—
Total	120,128	$45.76	—	$146,302,153
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
Item 5.   Other Information.
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cactus, Inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits.
The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report.

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of Cactus, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024)

3.2	Amended and Restated Bylaws of Cactus, Inc. (incorporated by reference to Exhibit 3.6 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on August 1, 2024)
10.1*	Form of Restricted Stock Unit Agreement under the Cactus, Inc. Long-Term Incentive Plan
10.2*	Form of Performance Stock Unit Agreement under the Cactus, Inc. Long-Term Incentive Plan
31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cactus, Inc.

May 1, 2025	By:	/s/ Scott Bender
Date		Scott Bender Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

May 1, 2025	By:	/s/ Jay A. Nutt
Date		Jay A. Nutt Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)