Form 10-Q
period 2025-06-30
Cactus, Inc.
filed 2025-07-31
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of July 30, 2025, the registrant had 68,574,875 shares of Class A common stock, $0.01 par value per share, and 11,259,495 shares of Class B common stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements described under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Annual Report”), “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and in this Quarterly Report and other cautionary statements contained herein and in our Exchange Act filings. Forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Should one or more of the risks or uncertainties described in our 2024 Annual Report or other Exchange Act filings occur, or should underlying assumptions prove incorrect, our actual results could differ materially from those expressed in any forward-looking statements.
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
i

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except per share data)	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$405,177	$342,843
Accounts receivable, net of allowance of $4,041 and $3,779, respectively	207,283	191,627
Inventories	246,420	226,796
Prepaid expenses and other current assets	14,471	13,422
Total current assets	873,351	774,688
Property and equipment, net	349,161	346,008
Operating lease right-of-use assets, net	22,117	24,094
Intangible assets, net	155,998	163,991
Goodwill	203,028	203,028
Deferred tax asset, net	207,106	219,003
Investment in unconsolidated affiliates	5,773	—
Other noncurrent assets	7,995	8,516
Total assets	$1,824,529	$1,739,328
Liabilities and Equity
Current liabilities
Accounts payable	$83,142	$72,001
Accrued expenses and other current liabilities	64,128	75,416
Current portion of liability related to tax receivable agreement	20,297	20,297
Finance lease obligations, current portion	7,354	7,024
Operating lease liabilities, current portion	5,042	4,086
Total current liabilities	179,963	178,824
Deferred tax liability, net	2,197	2,868
Liability related to tax receivable agreement, net of current portion	259,732	258,376
Finance lease obligations, net of current portion	11,681	10,528
Operating lease liabilities, net of current portion	17,944	20,078
Other noncurrent liabilities	4,475	4,475
Total liabilities	475,992	475,149
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 68,575 and 68,152 shares issued and outstanding	685	681
Class B common stock, $0.01 par value, 215,000 shares authorized, 11,259 and 11,433 shares issued and outstanding	—	—
Additional paid-in capital	530,945	520,794
Retained earnings	618,554	552,133
Accumulated other comprehensive loss	(1,983)	(2,491)
Total stockholders’ equity attributable to Cactus Inc.	1,148,201	1,071,117
Non-controlling interest	200,336	193,062
Total stockholders’ equity	1,348,537	1,264,179
Total liabilities and equity	$1,824,529	$1,739,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenues
Product revenue	$208,262	$220,901	$417,223	$428,412
Rental revenue	21,786	25,207	48,908	49,150
Field service and other revenue	43,527	44,281	87,763	86,950
Total revenues	273,575	290,389	553,894	564,512
Costs and expenses
Cost of product revenue	123,515	128,167	244,971	248,833
Cost of rental revenue	12,762	13,694	26,497	26,640
Cost of field service and other revenue	37,303	34,606	74,693	69,841
Selling, general and administrative expenses	39,190	31,227	78,316	60,649
Change in fair value of earn-out liability	—	2,876	—	16,180
Total costs and expenses	212,770	210,570	424,477	422,143
Operating income	60,805	79,819	129,417	142,369

Interest income, net	2,518	1,405	4,843	2,094
Income before income taxes	63,323	81,224	134,260	144,463
Income tax expense	14,276	18,165	31,108	31,589
Net income	$49,047	$63,059	$103,152	$112,874
Less: net income attributable to non-controlling interest	8,718	13,231	18,600	24,081
Net income attributable to Cactus Inc.	$40,329	$49,828	$84,552	$88,793

Earnings per Class A share - basic	$0.59	$0.75	$1.24	$1.35
Earnings per Class A share - diluted	$0.59	$0.75	$1.23	$1.35

Weighted average Class A shares outstanding - basic	68,514	66,142	68,355	65,760
Weighted average Class A shares outstanding - diluted	68,889	66,579	68,760	79,686
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$49,047	$63,059	$103,152	$112,874
Foreign currency translation adjustments	497	174	662	(629)
Comprehensive income	$49,544	$63,233	$103,814	$112,245
Less: comprehensive income attributable to non-controlling interest	8,842	13,289	18,754	23,966
Comprehensive income attributable to Cactus Inc.	$40,702	$49,944	$85,060	$88,279
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at March 31, 2025	68,390	$683	11,433	$—		$522,386	$587,321	$(2,355)	$197,335	$1,305,370
Member distributions	—	—	—	—		—	—	—	(3,654)	(3,654)
Effect of CC Unit redemptions	173	—	(173)	—		3,031	—	—	(3,031)	—
Tax impact of equity transactions	—	—	—	—		185	—	—	—	185
Equity award vestings	11	2	—	—		(153)	—	—	(61)	(212)
Other comprehensive income	—	—	—	—		—	—	372	125	497
Stock-based compensation	—	—	—	—		5,496	—	—	904	6,400
Cash dividends declared ($0.13 per share)	—	—	—	—		—	(9,096)	—	—	(9,096)
Net income	—	—	—	—		—	40,329	—	8,718	49,047
Balance at June 30, 2025	68,574	$685	11,260	$—		$530,945	$618,554	$(1,983)	$200,336	$1,348,537

Balance at March 31, 2024	65,518	$655	14,034	$—	—	$462,464	$431,703	$(1,456)	$207,223	$1,100,589
Member distributions	—	—	—	—		—	—	—	(6,933)	(6,933)
Effect of CC Unit redemptions	952	10	(952)	—		14,406	—	—	(14,416)	—
Tax impact of equity transactions	—	—	—	—		299	—	—	—	299
Equity award vestings	10	—	—	—		(178)	—	—	(43)	(221)
Other comprehensive income	—	—	—	—		—	—	116	58	174
Share repurchases	—	—	—	—		—	—	—	—	—
Stock-based compensation	—	—	—	—		4,969	—	—	1,000	5,969
Cash dividends declared ($0.12 per share)	—	—	—	—		—	(8,140)	—	—	(8,140)
Net income	—	—	—	—		—	49,828	—	13,231	63,059
Balance at June 30, 2024	66,480	$665	13,082	$—		$481,960	$473,391	$(1,340)	$200,120	$1,154,796
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	68,151	$681	11,433	$—	$520,794	$552,133	$(2,491)	$193,062	$1,264,179
Member distributions	—	—	—	—	—	—	—	(8,743)	(8,743)
Effect of CC Unit redemptions	173	—	(173)	—	3,031	—	—	(3,031)	—
Tax impact of equity transactions	—	—	—	—	586	—	—	—	586
Equity award vestings	250	4	—	—	(4,223)	—	—	(1,491)	(5,710)
Other comprehensive income	—	—	—	—	—	—	508	154	662
Stock-based compensation	—	—	—	—	10,757	—	—	1,785	12,542
Cash dividends declared ($0.26 per share)	—	—	—	—	—	(18,131)	—	—	(18,131)
Net income	—	—	—	—	—	84,552	—	18,600	103,152
Balance at June 30, 2025	68,574	$685	11,260	$—	$530,945	$618,554	$(1,983)	$200,336	$1,348,537

Balance at December 31, 2023	65,409	$654	14,034	$—	$465,012	$400,682	$(826)	$199,248	$1,064,770
Member distributions	—	—	—	—	—	—	—	(8,617)	(8,617)
Effect of CC Unit redemptions	952	10	(952)	—	14,406	—	—	(14,416)	—
Tax impact of equity transactions	—	—	—	—	533	—	—	—	533
Equity award vestings	206	2	—	—	(3,644)	—	—	(1,475)	(5,117)
Other comprehensive loss	—	—	—	—	—	—	(514)	(115)	(629)
Share repurchases	(87)	(1)	—	—	(2,996)	—	—	(375)	(3,372)
Stock-based compensation	—	—	—	—	8,649	—	—	1,789	10,438
Cash dividends declared ($0.24 per share)	—	—	—	—	—	(16,084)	—	—	(16,084)
Net income	—	—	—	—	—	88,793	—	24,081	112,874
Balance at June 30, 2024	66,480	$665	13,082	$—	$481,960	$473,391	$(1,340)	$200,120	$1,154,796
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$103,152	$112,874
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	31,564	30,047
Deferred financing cost amortization	559	560
Stock-based compensation	12,371	10,373
Provision for expected credit losses	300	589
Inventory obsolescence	902	3,035
Gain on disposal of assets	(389)	(1,674)
Deferred income taxes	12,775	7,915
Change in fair value of earn-out liability	—	16,180
Changes in operating assets and liabilities:
Accounts receivable	(15,715)	(358)
Inventories	(20,253)	(4,340)
Prepaid expenses and other assets	(1,009)	429
Accounts payable	11,175	(8,577)
Accrued expenses and other liabilities	(11,052)	12,442
Payments pursuant to tax receivable agreement	—	(15,277)
Net cash provided by operating activities	124,380	164,218
Cash flows from investing activities
Investment in unconsolidated affiliate	(6,000)	—
Capital expenditures and other	(22,168)	(17,371)
Proceeds from sales of assets	1,661	3,317
Net cash used in investing activities	(26,507)	(14,054)
Cash flows from financing activities
Payments on finance leases	(3,940)	(3,954)
Dividends paid to Class A common stock shareholders	(18,153)	(16,135)
Distributions to members	(8,743)	(8,617)
Repurchases of shares	(5,710)	(8,489)
Net cash used in financing activities	(36,546)	(37,195)
Effect of exchange rate changes on cash and cash equivalents	1,007	(258)
Net increase in cash and cash equivalents	62,334	112,711
Cash and cash equivalents, beginning of period	342,843	133,792
Cash and cash equivalents, end of period	$405,177	$246,503

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$41,951	$18,977
Cash paid for interest	$1,305	$1,077
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new lease obligations	$6,552	$8,425
Property and equipment in accounts payable	$2,083	$1,907
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

Investments in Unconsolidated Affiliates

In November 2023, the Company entered into an agreement to invest in a Vietnam forging manufacturing facility for an ownership percentage of 40%. In January 2025, the Company provided an initial capital contribution of $6.0 million. The investment in a company in which Cactus does not have a controlling financial interest, but over which it has significant influence, is accounted for using the equity method. The Company's share of the after-tax earnings of the equity method investment was recorded in field service and other revenue in the consolidated statements of income.

Baker Hughes Transaction

In June 2025, Cactus Companies entered into an agreement with affiliates of Baker Hughes Company in order to acquire a controlling interest in Baker Hughes Company’s surface pressure control business. See “ – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments and Trends – Baker Hughes Transaction.”

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
2.Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas exploration and production companies located in the U.S. Our receivables are short-term in nature and typically due in 30 to 60 days. We do not accrue interest on delinquent receivables. Accounts receivable includes both amounts billed and currently due from customers, as well as unbilled amounts resulting from accrued revenue associated with products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of June 30, 2025 and December 31, 2024 was $33.5 million and $29.8 million, respectively.
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

	Balance at Beginning of Period	Expense	Write off	Other	Balance at End of Period
Six Months Ended June 30, 2025	$3,779	$300	$(44)	$6	$4,041
Six Months Ended June 30, 2024	3,642	589	(1)	47	4,277

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

	June 30, 2025	December 31, 2024
Raw materials	$26,670	$31,031
Work-in-progress	21,038	10,979
Finished goods	198,712	184,786
	$246,420	$226,796
4.Property and Equipment, net
Property and equipment are stated at cost. We manufacture or construct most of our Pressure Control rental equipment assets. During the manufacture of these assets, they are reflected as construction in progress until complete. Property and equipment consists of the following:

	June 30, 2025	December 31, 2024
Land	$16,442	$16,442
Buildings and improvements	135,468	133,187
Machinery and equipment	149,450	139,605
Reels and skids	20,477	18,737
Vehicles	44,378	41,175
Rental equipment	226,506	222,975
Furniture and fixtures	2,019	1,905
Computers and software	11,611	4,919
Gross property and equipment	606,351	578,945
Less: Accumulated depreciation	(281,410)	(262,198)
Net property and equipment	324,941	316,747
Construction in progress	24,220	29,261
Total property and equipment, net	$349,161	$346,008

5.Other Intangible Assets
The following table presents the detail of acquired intangible assets:

	June 30, 2025			December 31, 2024
	Gross Cost	Accumulated Amortization	Net Cost	Gross Cost	Accumulated Amortization	Net Cost
Customer relationships	$100,300	$(15,602)	$84,698	$100,300	$(12,259)	$88,041
Developed technology	77,000	(17,967)	59,033	77,000	(14,117)	62,883
Tradename	16,000	(3,733)	12,267	16,000	(2,933)	13,067
Backlog	7,000	(7,000)	—	7,000	(7,000)	—
Total	$200,300	$(44,302)	$155,998	$200,300	$(36,309)	$163,991
All intangible assets are amortized over their estimated useful lives. The weighted average amortization period for identifiable intangible assets acquired as of June 30, 2025 is 10.3 years. Amortization expense recognized during the three and six months ended June 30, 2025 was $4.0 million and $8.0 million, respectively, and was recorded in selling, general and administrative expenses in the consolidated statements of income. Estimated future amortization expense is as follows:

Remainder of 2025	$7,994
2026	15,987
2027	15,987
2028	15,987
2029	15,987
2030	15,987
Thereafter	68,069
Total	$155,998
6.Debt
We had no bank debt outstanding as of June 30, 2025 and December 31, 2024. We had $2.4 million in letters of credit outstanding, and we were in compliance with all covenants under the Amended ABL Credit Facility (as defined below) as of June 30, 2025.
In August 2018, Cactus LLC entered into a five-year senior secured asset-based revolving credit facility with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for such lenders and as an issuing bank and swingline lender (the “ABL Credit Facility”). The ABL Credit Facility was amended in September 2020 and July 2022. On February 28, 2023, in connection with the Merger, Cactus Companies assumed the rights and obligations of Cactus LLC as Borrower under the ABL Credit Facility, and the ABL Credit Facility was amended and restated in its entirety (the “Amended ABL Credit Facility”). The Amended ABL Credit Facility provided a term loan of $125.0 million and provides up to $225.0 million in revolving commitments, of which $20.0 million is available for the issuance of letters of credit. Subject to certain terms and conditions set forth in the Amended ABL Credit Facility, Cactus Companies may request additional revolving commitments in an amount not to exceed $50.0 million, for a total of up to $275.0 million in revolving commitments. The term loan under the Amended ABL Credit Facility was set to mature on February 27, 2026 and any revolving loans under the Amended ABL Credit Facility mature on July 26, 2027. The maximum amount that Cactus Companies may borrow under the Amended ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments.
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
The Amended ABL Credit Facility was amended in December 2023 to incorporate certain changes related to revised and new definitions associated with the satisfaction of payment conditions for restricted payments, investments, permitted acquisitions, periodic reporting and asset dispositions. In June 2025, in connection with the Baker Hughes Transaction, the Amended ABL Credit Facility was further amended to not require guarantees or collateral from certain of the Company's subsidiaries. These amendments did not change the ABR, applicable margin rates, commitment fees, the maturity date, borrowing availability or covenants under the Amended ABL Credit Facility other than timing of certain reporting requirements.
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
We disaggregate revenue into three categories: product revenues, rental revenues and field service and other revenues. We have predominately domestic operations, with a small amount of sales in Australia, Canada, the Middle East and other international markets. The following table presents our revenues disaggregated by category:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Product revenue	$208,262	76%	$220,901	76%	$417,223	75%	$428,412	76%
Rental revenue	21,786	8%	25,207	9%	48,908	9%	49,150	9%
Field service and other revenue	43,527	16%	44,281	15%	87,763	16%	86,950	15%
Total revenues	$273,575	100%	$290,389	100%	$553,894	100%	$564,512	100%

At June 30, 2025, we had a deferred revenue balance of $10.0 million compared to the December 31, 2024 balance of $8.1 million. Deferred revenue represents our obligation to transfer products to, or perform services for, a customer for which we have received cash or billed our customers in advance of delivering products or services. The revenue that has been deferred will be recognized upon product delivery, or as services are performed. As of June 30, 2025, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.
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
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other expense, net. As of June 30, 2025, the total liability from the TRA was $280.0 million with $20.3 million reflected in current liabilities based on the expected timing of our next payments. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus Companies or Cactus Inc.
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
9.Equity
As of June 30, 2025, Cactus Inc. owned 85.9% of Cactus Companies as compared to 85.6% of Cactus Companies as of December 31, 2024. As of June 30, 2025, Cactus Inc. had outstanding 68.6 million shares of Class A common stock (representing 85.9% of the total voting power) and 11.3 million shares of Class B common stock (representing 14.1% of the total voting power).
Redemptions of CC Units
As part of the CC Reorganization in connection with the acquisition of FlexSteel, Cactus Companies acquired all of the outstanding units representing limited liability company interests of Cactus LLC (“CW Units”) in exchange for an equal number of CC Units issued to each of the previous owners of CW Units other than Cactus Inc. In connection with the CC Reorganization, Cactus Inc. and the owners of CC Units entered into the Amended and Restated Limited Liability Company Operating Agreement of Cactus Companies (the “Cactus Companies LLC Agreement”). Pursuant to the Cactus Companies LLC Agreement, holders of CC Units are entitled to redeem their CC Units, which results in additional Class A common stock outstanding. Since our IPO in

February 2018, an aggregate of 49.3 million CC Units (including CW Units prior to the CC Reorganization) and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock.
During the six months ended June 30, 2025 and 2024, 0.2 million and 1.0 million CC Units, respectively, together with a corresponding number of shares of Class B common stock, were redeemed in exchange for Class A common stock in accordance with the Cactus Companies LLC Agreement.
Dividends
Aggregate cash dividends of $0.26 and $0.24 per share of Class A common stock were declared during the six months ended June 30, 2025 and 2024 totaling $18.1 million and $16.1 million, respectively. Cash dividends paid during the six months ended June 30, 2025 and 2024 totaled $18.2 million and $16.1 million, respectively. Dividends accrue on unvested equity-based awards on the date of record and are paid upon vesting. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to the owners of CC Units other than Cactus Inc. for any dividends declared on our Class A common stock. See further discussion of the distributions below under “Member Distributions.”
Share Repurchase Program
On June 6, 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the six months ended June 30, 2025, the Company did not repurchase shares of Class A common stock under the share repurchase program. As of June 30, 2025, $146.3 million remained authorized for future repurchases of Class A common stock under the program.
Member Distributions
Distributions made by Cactus Companies are generally required to be made pro rata among all its members. For the six months ended June 30, 2025, Cactus Companies distributed $52.5 million to Cactus Inc. to fund its dividend and estimated tax payments and made pro rata distributions to the other members totaling $8.7 million over the same period. During the six months ended June 30, 2024, Cactus Companies distributed $42.5 million to Cactus Inc. to fund its dividend and estimated tax payments and made pro rata distributions to the other members totaling $8.6 million.
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

On August 20, 2021, Cactus filed a complaint against Cameron International Corporation (“Cameron”) in the U.S. District Court for the Southern District of Texas, Civil Action No.: 4:21-cv-02720-ASH, seeking a declaratory judgment that Cactus frac operations do not infringe certain Cameron patents and that such patents are invalid. In response to that action, Cameron has asserted infringement of certain of those patents by Cactus’ SafeLink® frac flow system and is seeking past royalties and other damages related to the alleged infringement. The parties have been unable to reach an amicable settlement. The jury trial, originally scheduled on June 9, 2025, was delayed, and no new trial date has been set. At this time, we are not able to predict the outcome of these claims.
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
Financial information by business segment for the three and six months ended June 30, 2025 and 2024 is summarized below.

	Three Months Ended June 30,
	2025
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$177,350	$96,225	$273,575
Intersegment revenue	2,422	—	2,422
Total revenues	179,772	96,225	275,997
Reconciliation of revenue
Elimination of intersegment revenue			(2,422)
Total consolidated revenues			273,575

Less:(1)
Cost of revenue from external customers	$117,743	$55,837	173,580
Intersegment cost of revenue	2,071	—	2,071
Total cost of revenues	119,814	55,837	175,651
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(2,071)
Total consolidated cost of revenue			173,580

Selling, general, administrative expenses and other (2)	17,625	12,335
Segment profit	$42,333	$28,053	$70,386

Reconciliation of segment profit
Elimination of intersegment profit			(351)
Total consolidated segment profit			$70,035
Corporate expenses (3)			(9,230)
Total operating income			$60,805
Interest income, net			2,518
Other income, net			—
Income before income taxes			$63,323
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

(3) Comprised primarily of expenses not allocated to our operating segments.

	Three Months Ended June 30,
	2024
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$186,673	$103,716	$290,389
Intersegment revenue	519	—	519
Total revenues	187,192	103,716	290,908
Reconciliation of revenue
Elimination of intersegment revenue			(519)
Total consolidated revenues			290,389

Less:(1)
Cost of revenue from external customers	$117,595	$58,872	$176,467
Intersegment cost of revenue	414	—	414
Total cost of revenues	118,009	58,872	176,881
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(414)
Total consolidated cost of revenue			176,467

Selling, general, administrative expenses and other (2)	13,514	14,803
Segment profit	$55,669	$30,041	$85,710

Reconciliation of segment profit
Elimination of intersegment profit			(105)
Total consolidated segment profit			$85,605
Corporate expenses (3)			(5,786)
Total operating income			$79,819
Interest income, net			1,405
Other income, net			—
Income before income taxes			$81,224
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

(3) Comprised primarily of expenses not allocated to our operating segments.

	Six Months Ended June 30,
	2025
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$365,091	$188,803	$553,894
Intersegment revenue	4,958	—	4,958
Total revenues	370,049	188,803	558,852
Reconciliation of revenue
Elimination of intersegment revenue			(4,958)
Total consolidated revenues			553,894

Less:(1)
Cost of revenue from external customers	$233,989	$112,172	$346,161
Intersegment cost of revenue	4,297	—	4,297
Total cost of revenues	238,286	112,172	350,458
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(4,297)
Total consolidated cost of revenue			346,161

Selling, general, administrative expenses and other (2)	35,097	24,702
Segment profit	$96,666	$51,929	$148,595

Reconciliation of segment profit
Elimination of intersegment profit			(661)
Total consolidated segment profit			$147,934
Corporate expenses (3)			(18,517)
Total operating income			$129,417
Interest income, net			4,843
Other income, net			—
Income before income taxes			$134,260
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

(3) Comprised primarily of expenses not allocated to our operating segments.

	Six Months Ended June 30,
	2024
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$361,701	$202,811	$564,512
Intersegment revenue	519	—	519
Total revenues	362,220	202,811	565,031
Reconciliation of revenue
Elimination of intersegment revenue			(519)
Total consolidated revenues			564,512

Less:(1)
Cost of revenue from external customers	$229,402	$115,912	$345,314
Intersegment cost of revenue	414	—	414
Total cost of revenues	229,816	115,912	345,728
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(414)
Total consolidated cost of revenue			345,314

Selling, general, administrative expenses and other (2)	25,060	40,465
Segment profit	$107,344	$46,434	$153,778

Reconciliation of segment profit
Elimination of intersegment profit			(105)
Total consolidated segment profit			$153,673
Corporate expenses (3)			(11,304)
Total operating income			$142,369
Interest income, net			2,094
Other income, net			—
Income before income taxes			$144,463

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
The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Cactus Inc.—basic	$40,329	$49,828	$84,552	$88,793
Net income attributable to non-controlling interest (1)	—	—	—	18,432
Net income attributable to Cactus Inc.—diluted (1)	$40,329	$49,828	$84,552	$107,225
Denominator:
Weighted average Class A shares outstanding—basic	68,514	66,142	68,355	65,760
Effect of dilutive shares (2)	375	437	405	13,926
Weighted average Class A shares outstanding—diluted (2)	68,889	66,579	68,760	79,686

Earnings per Class A share—basic	$0.59	$0.75	$1.24	$1.35
Earnings per Class A share—diluted (1)(2)	$0.59	$0.75	$1.23	$1.35
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 26% for the six months ended June 30, 2024.
(2)Diluted earnings per share for the three and six months ended June 30, 2025 and for the three months ended June 30, 2024 excludes 11.3 million, 11.4 million and 13.4 million weighted average shares of Class B common stock, respectively, as the effect would be anti-dilutive.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise indicated or required by the context, all references in this Quarterly Report to the “Company,” “Cactus,” “we,” “us” and “our” refer to Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries, unless we state otherwise or the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, which are difficult to predict, including those described above in “Cautionary Note Regarding Forward-Looking Statements,” and in the risk factors included in “Part I, Item 1A. Risk Factors” in our 2024 Annual Report and "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and this Quarterly Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.
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
During the six months ended June 30, 2025, we derived 75% of total revenues from the sale of our products, 9% of total revenues from rental and 16% of total revenues from field service and other. During the six months ended June 30, 2024, we derived 76% of total revenues from the sale of our products, 9% of total revenues from rental and 15% of total revenues from field service and other. We have predominantly domestic operations, with more limited operations in Australia, Canada, and the Middle East, as well as sales in other international markets.
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

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
WTI Oil Price ($/bbl) (1)	$64.57	$71.78	$68.12	$79.69
Natural Gas Price ($/MMBtu) (2)	$3.19	$4.14	$3.66	$2.02
U.S. Land Drilling Rigs (3)	556	572	564	593

(1) EIA Cushing, OK West Texas Intermediate ("WTI") spot price.
(2) EIA Henry Hub Natural Gas spot price per million British Thermal Unit (“MMBtu”).
(3) Based on data made publicly available by Baker Hughes Company.

In the second quarter of 2025, average U.S. land drilling activity levels declined approximately 3% compared to the first quarter of 2025 as weaker commodity prices and an uncertain global economic outlook impacted activity levels. Average natural gas prices were down approximately 23% from the first quarter of 2025. First quarter 2025 prices were elevated as a cold winter led to higher draws than anticipated in early 2025, but stocks have since recovered to above the five-year average which reduced pricing in the second quarter. The outlook for natural gas demand remains strong. Average oil prices declined 10% in the second quarter of 2025, largely due to OPEC+ announcing their intention to substantially unwind production cuts of 2.2 million barrels per day that have been in place since 2023, which has increased market fears of a potential supply surplus.

U.S. Trade Policies

Over the course of 2025, the Trump administration has implemented and announced a number of new tariffs, including new Section 232 tariffs of 50% on imports of steel and certain products made from steel from most countries outside of the U.S., Synthetic Opioid tariffs of 20% on all imports from China, and broad “Reciprocal” tariffs with varying rates applied to U.S. trading partners across the globe. As of mid-July, most Reciprocal tariffs have been temporarily paused until August 1, 2025, except for those applied to certain countries, including China. After these tariff announcements, global equity, bond and currency markets have experienced heightened levels of volatility due to the potential disruption to global trade, the increasingly uncertain global economic and inflation outlook, and the negative implications of reduced consumer demand for potentially more expensive imported products and energy.

We are incurring, and expect to continue to incur, elevated tariff expenses on our goods imported from Vietnam and China, and experience generally higher steel input costs at our Bossier City manufacturing facility as a result of the broad Section 232 tariffs, which should both impact profitability to the extent we cannot offset such increases with cost reduction efforts and increased pricing. The weaker oil demand and increased supply outlook and associated decline in commodity pricing has led and is likely to continue to lead to lower U.S. land drilling and completion activity levels as 2025 progresses, and correspondingly reduced demand for our products and services.

Pillar Two Framework

Certain members of the Organization for Economic Cooperation and Development (“OECD”) enacted rules (“Pillar Two”) for a new, global minimum tax of at least 15% on income arising in low-tax jurisdictions. On June 28, 2025, the Group of Seven announced an update to the Pillar Two regime with a proposed ‘side by side’ solution. The ‘side by side’ proposal would fully exclude the Company and other U.S. parented groups from the impacts of Pillar Two in respect of both foreign and domestic profits, other than a foreign minimum tax. The Company continues to evaluate the impact of both currently enacted and proposed provisions and estimates the impacts to income tax expense to be immaterial.

2025 Tax Legislation

On July 4, 2025, tax legislation colloquially known as the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA includes tax provisions such as the reinstatement of bonus depreciation and expensing of domestic research and development expenditures. As a result of this legislation, we anticipate the OBBBA will lead to accelerated tax deductions that will reduce current tax expense with an offset to deferred tax expense. The Company continues to evaluate the impacts of this legislation but anticipates the impact to total income tax expense will be immaterial.

Baker Hughes Transaction

In June 2025, Cactus Companies entered into a Framework Agreement (the “Framework Agreement”) with Baker Hughes Holdings LLC (“Baker Hughes Holdings”) and Baker Hughes Pressure Control LP (“Baker Hughes Pressure Control”), each of which is an indirect subsidiary of Baker Hughes Company, pursuant to which the Company will acquire a controlling interest in Baker Hughes Company’s surface pressure control business.

Prior to the closing of the transactions contemplated by the Framework Agreement (“(the “Closing”), Baker Hughes Holdings will effect certain restructuring transactions on the terms and subject to the conditions set forth in the Framework Agreement, as a result of which Baker Hughes Pressure Control or certain of its subsidiaries will own the Business Assets and the Business Liabilities (each as defined in the Framework Agreement) (collectively, the “Acquired Business”).

At Closing and pursuant to the Framework Agreement, Baker Hughes Holdings or one or more affiliates thereof will sell 65% of the limited liability company membership interests in Baker Hughes Pressure Control to Cactus Companies or an affiliate thereof for a cash purchase price of $344.5 million, subject to certain working capital, cash, debt, capital expenditure and other customary adjustments after Closing (such transaction, the “Baker Hughes Transaction” and the strategic relationship created thereby, the “Joint Venture”). Subject to satisfaction of the closing conditions, the Baker Hughes Transaction is expected to close in either late 2025 or early 2026.
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
Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025

The following table presents a summary of the segment consolidated operating results for the periods indicated:

	Three Months Ended
	June 30, 2025	March 31, 2025	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$179,772	$190,277	$(10,505)	(5.5)%
Spoolable Technologies	96,225	92,578	3,647	3.9
Corporate and other	(2,422)	(2,536)	114	4.5
Total revenues	273,575	280,319	(6,744)	(2.4)
Operating income
Pressure Control	42,333	54,333	(12,000)	(22.1)
Spoolable Technologies	28,053	23,876	4,177	17.5
Total segment operating income	70,386	78,209	(7,823)	(10.0)
Corporate and other expenses	(9,581)	(9,597)	16	0.2
Total operating income	60,805	68,612	(7,807)	(11.4)

Interest income, net	2,518	2,325	193	8.3
Income before income taxes	63,323	70,937	(7,614)	(10.7)
Income tax expense	14,276	16,832	(2,556)	(15.2)
Net income	49,047	54,105	(5,058)	(9.3)
Less: net income attributable to non-controlling interest	8,718	9,882	(1,164)	(11.8)
Net income attributable to Cactus Inc.	$40,329	$44,223	$(3,894)	(8.8)%

Pressure Control. Pressure Control revenue for the second quarter of 2025 was $179.8 million, a decrease of $10.5 million, or 5.5%, from the first quarter of 2025 primarily due to lower rental revenue and lower sales of wellhead and production from reduced customer activity levels in the second quarter. Pressure Control operating income of $42.3 million for the second quarter of 2025 decreased $12.0 million, or 22.1% from the first quarter of 2025 primarily due to lower operating leverage resulting from the reduced volume, increased tariff impacts to product margins and increased legal expenses and reserves recognized in connection with litigation claims.

Spoolable Technologies. Spoolable Technologies revenue for the second quarter of 2025 was $96.2 million, an increase of $3.6 million, or 3.9% from the first quarter of 2025 primarily due to higher customer activity levels in the seasonally strong second quarter. Total operating income for Spoolable Technologies for the second quarter of 2025 was $28.1 million, compared to operating income of $23.9 million for the first quarter of 2025, an increase of $4.2 million, or 17.5%, from the first quarter of 2025. The increase in operating income was primarily due to higher volume and higher operating leverage.
Corporate and other. Corporate and other revenue represents the elimination of inter-segment sales from our Pressure Control segment to our Spoolable Technologies segment. Corporate and other expenses include costs associated with executive management and other administrative functions not directly attributable to our reporting segment. Corporate and other expenses for the second quarter of 2025 were flat sequentially. The expenses in both quarters include similar levels of expenses for professional fees associated with the Baker Hughes Transaction.
Interest income, net. Interest income, net was $2.5 million for the second quarter of 2025 and $2.3 million for the first quarter of 2025. The interest income, net is primarily comprised of interest income earned on the invested cash balance.
Income tax expense. Income tax expense for the second quarter of 2025 was $14.3 million compared to $16.8 million for the first quarter of 2025. The decrease in income tax expense from the second quarter was due to a decrease in operating income quarter-over-quarter. Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus Companies. Income allocated to the non-controlling interest is only taxable to the non-controlling interest.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table presents a summary of the segment consolidated operating results for the periods indicated:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$370,049	$362,220	$7,829	2.2%
Spoolable Technologies	188,803	202,811	(14,008)	(6.9)
Corporate and other	(4,958)	(519)	(4,439)	nm
Total revenues	553,894	564,512	(10,618)	(1.9)
Operating income
Pressure Control	96,666	107,344	(10,678)	(9.9)
Spoolable Technologies	51,929	46,434	5,495	11.8
Total segment operating income	148,595	153,778	(5,183)	(3.4)
Corporate and other expenses	(19,178)	(11,409)	(7,769)	(68.1)
Total operating income	129,417	142,369	(12,952)	(9.1)

Interest income, net	4,843	2,094	2,749	nm
Income before income taxes	134,260	144,463	(10,203)	(7.1)
Income tax expense	31,108	31,589	(481)	(1.5)
Net income	103,152	112,874	(9,722)	(8.6)
Less: net income attributable to non-controlling interest	18,600	24,081	(5,481)	(22.8)
Net income attributable to Cactus Inc.	$84,552	$88,793	$(4,241)	(4.8)%
nm = not meaningful

Pressure Control. Pressure Control revenue was $370.0 million for the first six months of 2025, an increase of $7.8 million, or 2.2%, from the first six months of 2024, primarily due to increased intersegment sales with Spoolable Technologies. Further, enhanced customer drilling efficiencies contributed to higher product volume sold, notwithstanding a decline in rig counts. Operating income of $96.7 million in the first six months of 2025 decreased $10.7 million, or 9.9%, from the first six months of 2024. The decrease was primarily attributable to escalated tariff cost impacts on product margins in the second quarter of 2025, as well as increased legal expenses and reserves recognized in connection with litigation claims.

Spoolable Technologies. Spoolable Technologies revenue for the first six months of 2025 was $188.8 million, a decrease of $14.0 million, or 6.9%, from the first six months of 2024, primarily due to reduced customer activity levels. Total operating income was $51.9 million in the first six months of 2025, an increase of $5.5 million, or 11.8%, compared to operating income of $46.4 million in the first six months of 2024. Operating income for the first six months of 2025 reflected improved operating efficiencies, which were partly offset by the impact of the lower volume. Operating income for the first six months of 2024 included approximately $16.2 million of expense related to the change in fair value of the estimated earn-out liability.

Corporate and other. Corporate and other revenue represents the elimination of inter-segment sales from our Pressure Control segment to our Spoolable Technologies segment. Corporate and other expenses include costs associated with executive management and other administrative functions not directly attributable to our reporting segment. Corporate and other expenses for the first six months of 2025 was $19.2 million, an increase of $7.8 million, or 68.1% from the first six months of 2024. The increase was largely attributable to professional fees associated with the Baker Hughes Transaction.

Interest income, net. Interest income, net for the first six months of 2025 was $4.8 million, compared to $2.1 million for the first six months of 2024. The increase was due to an increase in interest income earned on cash invested during period.

Income tax expense. Income tax expense for the first six months of 2025 was $31.1 million compared to $31.6 million for the first six months of 2024. The decrease in income tax expense from the first six months of 2024 was primarily due to a decrease in operating income during the first six months of 2025, partially offset by an additional $1.2 million of expense related to the revaluation of our deferred tax asset as a result of a change in our forecasted state income tax rate.
Liquidity and Capital Resources
At June 30, 2025, we had $405.2 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities, and borrowings under our Amended ABL Credit Facility (as defined in Note 6 in the notes to the unaudited condensed consolidated financial statements). Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of June 30, 2025, we had $222.6 million of available borrowing capacity under our Amended ABL Credit Facility with no outstanding borrowings, and $2.4 million in letters of credit outstanding. We were in compliance with the covenants of the Amended ABL Credit Facility as of June 30, 2025.
In June 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions, or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of June 30, 2025, $146.3 million remained authorized for future repurchases of Class A common stock under the program.
We believe that our existing cash on hand, cash generated from operations and available borrowings under our Amended ABL Credit Facility will be sufficient for at least the next 12 months to meet our short-term anticipated cash requirements, including working capital requirements, the cash purchase price related to the Baker Hughes Transaction, debt service obligations, anticipated capital expenditures, repurchases of shares of our Class A common stock, expected Tax Receivable Agreement ("TRA") liability payments, anticipated tax liabilities, and dividends to holders of our Class A common stock as well as pro rata cash distributions to holders of CC Units other than Cactus Inc. We expect to utilize cash on hand and funds from the undrawn Amended ABL Credit Facility to fund the cash purchase price related to the Baker Hughes Transaction. However, we may elect to pursue one or more debt financing transactions prior to the Closing to enhance liquidity.
We currently estimate our net capital expenditures for the year ending December 31, 2025 will range from $40 to $45 million. In the Pressure Control segment, capital expenditures are primarily related to rental fleet investments, international expansion and diversification of our low cost supply chain. In the Spoolable Technologies segment, capital expenditures are primarily related to manufacturing plant enhancements and additional deployment equipment used for product installation.
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

Cash Flows
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$124,380	$164,218
Net cash used in investing activities	(26,507)	(14,054)
Net cash used in financing activities	(36,546)	(37,195)

Net cash provided by operating activities was $124.4 million and $164.2 million for the six months ended June 30, 2025 and 2024, respectively. Operating cash flows for the six months ended June 30, 2025 decreased primarily due to lower earnings and an increase in working capital.

Net cash used in investing activities was $26.5 million and $14.1 million for the six months ended June 30, 2025 and 2024, respectively. The increase for the six months ended June 30, 2025 was primarily due to the initial investment of $6.0 million related to our joint venture in Vietnam intended to diversify our manufacturing capabilities as well as an increase in capital expenditures.
Net cash used in financing activities was $36.5 million for the six months ended June 30, 2025 compared to $37.2 million for the six months ended June 30, 2024. The decrease in net cash used in financing activities for the six months ended June 30, 2025 was primarily related to a decrease in share repurchases of $2.8 million. partially offset by an increase in the payment of Class A share dividends of $2.0 million.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2024 Annual Report. Our exposure to market risk has not changed materially since December 31, 2024.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 20, 2021, Cactus filed a complaint against Cameron International Corporation (“Cameron”) in the U.S. District Court for the Southern District of Texas, Civil Action No.: 4:21-cv-02720-ASH, seeking a declaratory judgment that Cactus frac operations do not infringe certain Cameron patents and that such patents are invalid. In response to that action, Cameron has asserted infringement of certain of those patents by Cactus’ SafeLink® frac flow system and is seeking past royalties and other damages related to the alleged infringement. The parties have been unable to reach an amicable settlement. The jury trial, originally scheduled on June 9, 2025, was delayed and no new trial date has been set. At this time, we are not able to predict the outcome of these claims.
Item 1A.   Risk Factors.
In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2024 Annual Report, “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and in our other filings with the SEC, which could materially affect our business, results of operations, financial condition or cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition or cash flows. There have been no material changes in our risk factors from those described in our 2024 Annual Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and our other SEC filings, except as follows:
We may not realize the anticipated benefits from the Baker Hughes Transaction and the Baker Hughes Transaction could adversely impact our business and our operating results.
We may not be able to achieve the full potential strategic and financial benefits that we expect to achieve from the Baker Hughes Transaction, or such benefits may be delayed or not occur at all, including if we are unable to complete the Baker Hughes Transaction. We may not achieve the anticipated benefits from the Baker Hughes Transaction for a variety of reasons, including, among others, unanticipated costs, charges and expenses. For example, the capital needs of the Acquired Business may exceed our current expectations. In addition, we may not achieve the anticipated unrealized benefits of operational initiatives expected to be taken upon consummation of the Baker Hughes Transaction. If we fail to achieve some or all of the benefits expected to result from the Baker Hughes Transaction, or if such benefits are delayed, our business could be harmed.
The Baker Hughes Transaction may not occur at all, or may not occur within the expected time frame, which may negatively affect the benefits we expect to obtain from the transaction and increase transaction costs.
No assurance can be provided that the Baker Hughes Transaction will be completed in the manner and on the time frame currently anticipated, or at all. Completion of the Baker Hughes Transaction is subject to the satisfaction or waiver of a number of conditions as set forth in the Framework Agreement, and the satisfaction or waiver of certain of such conditions is beyond our control. If a condition is neither satisfied nor waived, the completion of the Baker Hughes Transaction may be prevented, delayed or otherwise materially adversely affected. If the Baker Hughes Transaction is not completed on or before December 31, 2025, it is possible that the Baker Hughes Framework Agreement may be terminated in accordance with its terms. Any delay in completing the Baker Hughes Transaction may adversely affect the cost savings and other benefits that we expect to achieve from the Baker Hughes Transaction. If the Baker Hughes Transaction is completed but not within the expected time frame, such delay could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Baker Hughes Transaction.

We may experience difficulties in integrating the operations of the Joint Venture into our business and in realizing the expected benefits of the Baker Hughes Transaction.
The success of the Baker Hughes Transaction, if completed, will depend in part on our ability to realize the anticipated business opportunities from the operations of the Joint Venture. The integration process could take longer than anticipated and could result in the loss of key employees from the Company and/or the Joint Venture, the disruption of the Company's and/or the Joint Venture's ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures or policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the Baker Hughes Transaction, and could harm our financial performance. The Company does not currently have any significant infrastructure in most of the countries where the Joint Venture will do business. While Baker Hughes will provide limited transition services, if we are unable to successfully or timely integrate and support the operations of the Joint Venture, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the Baker Hughes Transaction, and our business, results of operations and financial condition could be materially and adversely affected.
The Joint Venture may have liabilities that are not known to us and the indemnities negotiated in the Framework Agreement may not offer adequate protection.
As part of the Baker Hughes Transaction, the Joint Venture will assume certain liabilities of the Acquired Business. There may be liabilities that we failed or were unable to discover in the course of performing due diligence investigations into the Acquired Business. We may also have not correctly assessed the significance of certain liabilities of the Acquired Business identified in the course of our due diligence. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations. As we integrate the Acquired Business into our operations, we may learn additional information about the Acquired Business, such as unknown or contingent liabilities and issues relating to compliance with applicable laws, that could potentially have an adverse effect on our business, financial condition and results of operations.
After the Closing we will not be able to enforce claims with respect to certain of the representations and warranties that Baker Hughes Holdings made in the Framework Agreement.
Under the Framework Agreement, Baker Hughes Holdings gave customary representations and warranties related to the Acquired Business. After the Closing, we will not be able to enforce any claims against Baker Hughes Holdings, Baker Hughes Pressure Control or their respective affiliates relating to breaches of certain representations and warranties in the Framework Agreement, except in the case of fraud as provided in the Framework Agreement. Accordingly, the liability of these entities with respect to breaches of Baker Hughes Holdings’ representations and warranties under the Framework Agreement is limited. To provide for coverage against certain breaches by Baker Hughes Holdings of its representations and warranties in the Framework Agreement and certain pre-closing taxes of the Joint Venture, we have obtained a representation and warranty insurance policy. The policy is subject to a retention amount, exclusions, policy limits and certain other customary terms and conditions.
The Baker Hughes Transaction represents an expansion outside of our current geographic regions, and we may encounter new obstacles operating in different geographic regions.
Our operations have historically focused on the United States. The Baker Hughes Transaction represents an expansion into the Middle East and other jurisdictions. Certain aspects related to operating in these new jurisdictions may not be as familiar to us as our current operating jurisdictions. As a result, we may encounter obstacles that may cause us not to achieve the expected results of the Baker Hughes Transaction. These obstacles may include a less familiar and more volatile geopolitical landscape, new customers with whom we have no established relationship and just a small number of which account for the preponderance of the Acquired Business’ revenue, pressure from local governments to hire local employees, use local suppliers or to direct business to nationalized companies, unfamiliar operating conditions, and a distinct regulatory environment. Our future success will depend, in part, upon our ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and jurisdictions and associated increased costs and complexity. We may also face increased scrutiny from governmental authorities as a result of the increase in the size of our business. Any adverse conditions, regulations or developments related to our expansion into or within these new jurisdictions may have a negative impact on our business, financial condition and results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchases of Class A common stock during the three months ended June 30, 2025 (in whole shares).

Period	Total number of shares purchased (1)	Weighted-average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum dollar value of shares that may yet be purchased under the plans or program (3)
April 1-30, 2025	1,197	$37.81	—	$—
May 1-31, 2025	3,273	$41.32	—	$—
June 1-30, 2025	717	$44.10	—	$—
Total	5,187	$40.90	—	$146,302,153
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
Item 5.   Other Information.
During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cactus, Inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits.
The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report.

Exhibit No.	Description
2.1#
Framework Agreement by and among Baker Hughes Holdings LLC, Cactus Companies, LLC and Baker Hughes Pressure Control LP, dated as of June 2, 2025 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2025)

3.1
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
10.1*
Second Amendment, dated as of June 2, 2025, to the Amended and Restated Credit Agreement among Cactus Companies, LLC, as borrower, certain subsidiaries of Cactus Companies, LLC, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender

10.2
Cactus, Inc. Long-Term Incentive Plan (amended and restated effective May 13, 2025) (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 1, 2025)

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

# All or certain of the schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment of omitted items.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cactus, Inc.

July 31, 2025	By:	/s/ Scott Bender
Date		Scott Bender Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

July 31, 2025	By:	/s/ Jay A. Nutt
Date		Jay A. Nutt Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)