Form 10-Q
period 2025-09-30
Cactus, Inc.
filed 2025-10-30
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of October 29, 2025, the registrant had 68,840,127 shares of Class A common stock, $0.01 par value per share, and 11,007,337 shares of Class B common stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements described under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Annual Report”), and under “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and in this Quarterly Report and other cautionary statements contained herein and in our Exchange Act filings. Forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Should one or more of the risks or uncertainties described in our 2024 Annual Report or other Exchange Act filings occur, or should underlying assumptions prove incorrect, our actual results could differ materially from those expressed in any forward-looking statements.
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
i

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except per share data)	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$445,614	$342,843
Accounts receivable, net of allowance of $4,223 and $3,779, respectively	201,382	191,627
Inventories	271,278	226,796
Prepaid expenses and other current assets	10,438	13,422
Total current assets	928,712	774,688
Property and equipment, net	346,616	346,008
Operating lease right-of-use assets, net	20,870	24,094
Intangible assets, net	152,001	163,991
Goodwill	203,028	203,028
Deferred tax asset, net	199,223	219,003
Investment in unconsolidated affiliates	5,692	—
Other noncurrent assets	8,634	8,516
Total assets	$1,864,776	$1,739,328
Liabilities and Equity
Current liabilities
Accounts payable	$67,248	$72,001
Accrued expenses and other current liabilities	75,878	75,416
Current portion of liability related to tax receivable agreement	20,297	20,297
Finance lease obligations, current portion	7,394	7,024
Operating lease liabilities, current portion	5,052	4,086
Total current liabilities	175,869	178,824
Deferred tax liability, net	2,449	2,868
Liability related to tax receivable agreement, net of current portion	261,367	258,376
Finance lease obligations, net of current portion	10,329	10,528
Operating lease liabilities, net of current portion	16,875	20,078
Other noncurrent liabilities	4,475	4,475
Total liabilities	471,364	475,149
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 68,840 and 68,152 shares issued and outstanding	688	681
Class B common stock, $0.01 par value, 215,000 shares authorized, 11,007 and 11,433 shares issued and outstanding	—	—
Additional paid-in capital	540,945	520,794
Retained earnings	650,356	552,133
Accumulated other comprehensive loss	(2,086)	(2,491)
Total stockholders’ equity attributable to Cactus Inc.	1,189,903	1,071,117
Non-controlling interest	203,509	193,062
Total stockholders’ equity	1,393,412	1,264,179
Total liabilities and equity	$1,864,776	$1,739,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenues
Product revenue	$206,822	$221,406	$624,045	$649,818
Rental revenue	17,361	26,979	66,269	76,129
Field service and other revenue	39,771	44,796	127,534	131,746
Total revenues	263,954	293,181	817,848	857,693
Costs and expenses
Cost of product revenue	123,589	128,758	368,560	377,591
Cost of rental revenue	10,839	14,346	37,336	40,986
Cost of field service and other revenue	32,403	35,775	107,096	105,616
Selling, general and administrative expenses	35,889	37,372	114,205	98,021
Change in fair value of earn-out liability	—	138	—	16,318
Total costs and expenses	202,720	216,389	627,197	638,532
Operating income	61,234	76,792	190,651	219,161

Interest income, net	2,977	2,062	7,820	4,156
Other income, net	221	—	221	—
Income before income taxes	64,432	78,854	198,692	223,317
Income tax expense	14,244	16,417	45,352	48,006
Net income	$50,188	$62,437	$153,340	$175,311
Less: net income attributable to non-controlling interest	8,564	12,510	27,164	36,591
Net income attributable to Cactus Inc.	$41,624	$49,927	$126,176	$138,720

Earnings per Class A share - basic	$0.61	$0.75	$1.84	$2.10
Earnings per Class A share - diluted	$0.60	$0.74	$1.83	$2.09

Weighted average Class A shares outstanding - basic	68,681	66,563	68,465	66,030
Weighted average Class A shares outstanding - diluted	69,196	80,190	68,877	79,777
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$50,188	$62,437	$153,340	$175,311
Foreign currency translation adjustments	(120)	769	542	140
Comprehensive income	$50,068	$63,206	$153,882	$175,451
Less: comprehensive income attributable to non-controlling interest	8,546	12,678	27,301	36,644
Comprehensive income attributable to Cactus Inc.	$41,522	$50,528	$126,581	$138,807
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at June 30, 2025	68,574	$685	11,260	$—		$530,945	$618,554	$(1,983)	$200,336	$1,348,537
Member distributions	—	—	—	—		—	—	—	(1,560)	(1,560)
Effect of CC Unit redemptions	252	—	(252)	—		4,603	—	—	(4,603)	—
Tax impact of equity transactions	—	—	—	—		267	—	—	—	267
Equity award vestings	13	3	—	—		(143)	—	—	(64)	(204)
Other comprehensive loss	—	—	—	—		—	—	(103)	(17)	(120)
Stock-based compensation	—	—	—	—		5,273	—	—	853	6,126
Cash dividends declared ($0.14 per share)	—	—	—	—		—	(9,822)	—	—	(9,822)
Net income	—	—	—	—		—	41,624	—	8,564	50,188
Balance at September 30, 2025	68,839	$688	11,008	$—		$540,945	$650,356	$(2,086)	$203,509	$1,393,412

Balance at June 30, 2024	66,480	$665	13,082	$—	—	$481,960	$473,391	$(1,340)	$200,120	$1,154,796
Member distributions	—	—	—	—		—	—	—	(1,827)	(1,827)
Effect of CC Unit redemptions	154	1	(154)	—		2,448	—	—	(2,449)	—
Tax impact of equity transactions	—	—	—	—		70	—	—	—	70
Equity award vestings	22	—	—	—		(640)	—	—	(192)	(832)
Other comprehensive income	—	—	—	—		—	—	601	168	769
Stock-based compensation	—	—	—	—		4,773	—	—	931	5,704
Cash dividends declared ($0.13 per share)	—	—	—	—		—	(8,837)	—	—	(8,837)
Net income	—	—	—	—		—	49,927	—	12,510	62,437
Balance at September 30, 2024	66,656	$666	12,928	$—		$488,611	$514,481	$(739)	$209,261	$1,212,280
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	68,151	$681	11,433	$—	$520,794	$552,133	$(2,491)	$193,062	$1,264,179
Member distributions	—	—	—	—	—	—	—	(10,303)	(10,303)
Effect of CC Unit redemptions	425	—	(425)	—	7,634	—	—	(7,634)	—
Tax impact of equity transactions	—	—	—	—	853	—	—	—	853
Equity award vestings	263	7	—	—	(4,366)	—	—	(1,555)	(5,914)
Other comprehensive income	—	—	—	—	—	—	405	137	542
Stock-based compensation	—	—	—	—	16,030	—	—	2,638	18,668
Cash dividends declared ($0.40 per share)	—	—	—	—	—	(27,953)	—	—	(27,953)
Net income	—	—	—	—	—	126,176	—	27,164	153,340
Balance at September 30, 2025	68,839	$688	11,008	$—	$540,945	$650,356	$(2,086)	$203,509	$1,393,412

Balance at December 31, 2023	65,409	$654	14,034	$—	$465,012	$400,682	$(826)	$199,248	$1,064,770
Member distributions	—	—	—	—	—	—	—	(10,444)	(10,444)
Effect of CC Unit redemptions	1,106	11	(1,106)	—	16,854	—	—	(16,865)	—
Tax impact of equity transactions	—	—	—	—	603	—	—	—	603
Equity award vestings	228	2	—	—	(4,284)	—	—	(1,667)	(5,949)
Other comprehensive income	—	—	—	—	—	—	87	53	140
Share repurchases	(87)	(1)	—	—	(2,996)	—	—	(375)	(3,372)
Stock-based compensation	—	—	—	—	13,422	—	—	2,720	16,142
Cash dividends declared ($0.37 per share)	—	—	—	—	—	(24,921)	—	—	(24,921)
Net income	—	—	—	—	—	138,720	—	36,591	175,311
Balance at September 30, 2024	66,656	$666	12,928	$—	$488,611	$514,481	$(739)	$209,261	$1,212,280
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$153,340	$175,311
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	47,752	45,124
Deferred financing cost amortization	839	840
Stock-based compensation	18,475	15,943
Provision for expected credit losses	874	378
Inventory obsolescence	2,439	2,738
Gain on disposal of assets	(2,101)	(824)
Deferred income taxes	22,678	12,606
Change in fair value of earn-out liability	—	16,318
Gain from revaluation of liability related to tax receivable agreement and other	(221)	—
Changes in operating assets and liabilities:
Accounts receivable	(9,463)	8,324
Inventories	(46,561)	(16,781)
Prepaid expenses and other assets	2,350	1,065
Accounts payable	(5,446)	2,871
Accrued expenses and other liabilities	1,193	32,050
Payments pursuant to tax receivable agreement	—	(15,277)
Payment of earn-out liability	—	(31,168)
Net cash provided by operating activities	186,148	249,518
Cash flows from investing activities
Investment in unconsolidated affiliate	(6,000)	—
Capital expenditures and other	(32,351)	(27,042)
Proceeds from sales of assets	3,626	2,991
Net cash used in investing activities	(34,725)	(24,051)
Cash flows from financing activities
Payment of contingent consideration	—	(5,960)
Payments on finance leases	(5,823)	(5,881)
Dividends paid to Class A common stock shareholders	(27,793)	(24,821)
Distributions to members	(10,303)	(10,444)
Repurchases of shares	(5,914)	(9,321)
Net cash used in financing activities	(49,833)	(56,427)
Effect of exchange rate changes on cash and cash equivalents	1,181	544
Net increase in cash and cash equivalents	102,771	169,584
Cash and cash equivalents, beginning of period	342,843	133,792
Cash and cash equivalents, end of period	$445,614	$303,376

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$43,697	$21,762
Cash paid for interest	$1,961	$1,658
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new lease obligations	$7,048	$13,366
Property and equipment in accounts payable	$1,280	$1,223
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

Baker Hughes Transaction

On June 2, 2025, Cactus Companies entered into an agreement with affiliates of Baker Hughes Company in order to acquire a controlling interest in Baker Hughes Company’s surface pressure control business. See “ – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments and Trends – Baker Hughes Transaction” for further details.

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
Recent Accounting Pronouncements
Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740).” The amendments in this ASU require entities to disclose on an annual basis specific categories in the income tax rate reconciliation and provide additional disclosures for reconciling items that meet a specified quantitative threshold. Entities will also be required to disclose annually income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid by individual jurisdictions that meet a five percent or greater threshold of total income taxes paid net of refunds received. The ASU also adds certain disclosures in order to be consistent with U.S. Securities and Exchange Commission rules and removes certain disclosures that no longer are considered cost beneficial or relevant. The amendments in this ASU should be applied on a prospective basis, with a retrospective option. The standard will be effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this new standard will necessitate enhanced disclosures related to income tax reporting. Management has assessed the requirements and believes the Company is adequately prepared to meet the new disclosure obligations in accordance with the applicable standards.
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
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This standard update modernizes the capitalization criteria for internal-use software, eliminating references to project stages and instead requiring that projects meet completion probability criteria before costs can be capitalized. This guidance is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of these amendments but does not anticipate that adoption will have a material impact on the Company's results of operations or financial position.
2.Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas exploration and production companies located in the U.S. Our receivables are short-term in nature and typically due in 30 to 60 days. We do not accrue interest on delinquent receivables. Accounts receivable includes both amounts billed and currently due from customers, as well as unbilled amounts resulting from accrued revenue associated with products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of September 30, 2025 and December 31, 2024 was $30.7 million and $29.8 million, respectively.
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

	Balance at Beginning of Period	Expense	Write off	Other	Balance at End of Period
Nine Months Ended September 30, 2025	$3,779	$874	$(433)	$3	$4,223
Nine Months Ended September 30, 2024	3,642	378	(148)	33	3,905
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

	September 30, 2025	December 31, 2024
Raw materials	$27,247	$31,031
Work-in-progress	18,649	10,979
Finished goods	225,382	184,786
	$271,278	$226,796
4.Property and Equipment, net
Property and equipment are stated at cost. We manufacture or construct most of our Pressure Control rental equipment assets. During the manufacture of these assets, they are reflected as construction in progress until complete. Property and equipment consists of the following:

	September 30, 2025	December 31, 2024
Land	$16,442	$16,442
Buildings and improvements	135,875	133,187
Machinery and equipment	154,103	139,605
Reels and skids	21,408	18,737
Vehicles	39,230	41,175
Rental equipment	231,116	222,975
Furniture and fixtures	2,019	1,905
Computers and software	11,907	4,919
Gross property and equipment	612,100	578,945
Less: Accumulated depreciation	(287,028)	(262,198)
Net property and equipment	325,072	316,747
Construction in progress	21,544	29,261
Total property and equipment, net	$346,616	$346,008

5.Other Intangible Assets
The following table presents the detail of acquired intangible assets:

	September 30, 2025			December 31, 2024
	Gross Cost	Accumulated Amortization	Net Cost	Gross Cost	Accumulated Amortization	Net Cost
Customer relationships	$100,300	$(17,274)	$83,026	$100,300	$(12,259)	$88,041
Developed technology	77,000	(19,892)	57,108	77,000	(14,117)	62,883
Tradename	16,000	(4,133)	11,867	16,000	(2,933)	13,067
Backlog	7,000	(7,000)	—	7,000	(7,000)	—
Total	$200,300	$(48,299)	$152,001	$200,300	$(36,309)	$163,991
All intangible assets are amortized over their estimated useful lives. The weighted average amortization period for identifiable intangible assets acquired as of September 30, 2025 is 10.0 years. Amortization expense recognized during the three and nine months ended September 30, 2025 was $4.0 million and $12.0 million, respectively, and was recorded in selling, general and administrative expenses in the consolidated statements of income. Estimated future amortization expense is as follows:

Remainder of 2025	$3,997
2026	15,987
2027	15,987
2028	15,987
2029	15,987
2030	15,987
Thereafter	68,069
Total	$152,001
6.Debt
We had no bank debt outstanding as of September 30, 2025 and December 31, 2024. We had $1.8 million in letters of credit outstanding, and we were in compliance with all covenants under the Amended ABL Credit Facility (as defined below) as of September 30, 2025.
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
We disaggregate revenue into three categories: product revenues, rental revenues and field service and other revenues. We have predominately domestic operations, with a small amount of sales in Australia, Canada, the Middle East and other international markets. The following table presents our revenues disaggregated by category:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Product revenue	$206,822	78%	$221,406	76%	$624,045	76%	$649,818	76%
Rental revenue	17,361	7%	26,979	9%	66,269	8%	76,129	9%
Field service and other revenue	39,771	15%	44,796	15%	127,534	16%	131,746	15%
Total revenues	$263,954	100%	$293,181	100%	$817,848	100%	$857,693	100%

At September 30, 2025, we had a deferred revenue balance of $13.1 million compared to the December 31, 2024 balance of $8.1 million. Deferred revenue represents our obligation to transfer products to, or perform services for, a customer for which we have received cash or billed our customers in advance of delivering products or services. The revenue that has been deferred will be recognized upon product delivery, or as services are performed. As of September 30, 2025, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.
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
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other expense, net. As of September 30, 2025, the total liability from the TRA was $281.7 million with $20.3 million reflected in current liabilities based on the expected timing of our next payments. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus Companies or Cactus Inc.
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
9.Equity
As of September 30, 2025, Cactus Inc. owned 86.2% of Cactus Companies as compared to 85.6% of Cactus Companies as of December 31, 2024. As of September 30, 2025, Cactus Inc. had outstanding 68.8 million shares of Class A common stock (representing 86.2% of the total voting power) and 11.0 million shares of Class B common stock (representing 13.8% of the total voting power).
Redemptions of CC Units
As part of the CC Reorganization in connection with the acquisition of FlexSteel, Cactus Companies acquired all of the outstanding units representing limited liability company interests of Cactus LLC (“CW Units”) in exchange for an equal number of CC Units issued to each of the previous owners of CW Units other than Cactus Inc. In connection with the CC Reorganization, Cactus Inc. and the owners of CC Units entered into the Amended and Restated Limited Liability Company Operating Agreement of Cactus Companies (the “Cactus Companies LLC Agreement”). Pursuant to the Cactus Companies LLC Agreement, holders of CC Units are entitled to redeem their CC Units, which results in additional Class A common stock outstanding. Since our IPO in

February 2018, an aggregate of 49.6 million CC Units (including CW Units prior to the CC Reorganization) and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock.
During the nine months ended September 30, 2025 and 2024, 0.4 million and 1.1 million CC Units, respectively, together with a corresponding number of shares of Class B common stock, were redeemed in exchange for Class A common stock in accordance with the Cactus Companies LLC Agreement.
Dividends
Aggregate cash dividends of $0.40 and $0.37 per share of Class A common stock were declared during the nine months ended September 30, 2025 and 2024 totaling $28.0 million and $24.9 million, respectively. Cash dividends paid during the nine months ended September 30, 2025 and 2024 totaled $27.8 million and $24.8 million, respectively. Dividends accrue on unvested equity-based awards on the date of record and are paid upon vesting. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to the owners of CC Units other than Cactus Inc. for any dividends declared on our Class A common stock. See further discussion of the distributions below under “Member Distributions.”
Share Repurchase Program
On June 6, 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the nine months ended September 30, 2025, the Company did not repurchase shares of Class A common stock under the share repurchase program. As of September 30, 2025, $146.3 million remained authorized for future repurchases of Class A common stock under the program.
Member Distributions
Distributions made by Cactus Companies are generally required to be made pro rata among all its members. For the nine months ended September 30, 2025, Cactus Companies distributed $62.3 million to Cactus Inc. to fund its dividend and estimated tax payments and made pro rata distributions to the other members totaling $10.3 million over the same period. During the nine months ended September 30, 2024, Cactus Companies distributed $51.9 million to Cactus Inc. to fund its dividend and estimated tax payments and made pro rata distributions to the other members totaling $10.4 million.
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
Financial information by business segment for the three and nine months ended September 30, 2025 and 2024 is summarized below.

	Three Months Ended September 30,
	2025
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$168,714	$95,240	$263,954
Intersegment revenue	—	—	—
Total revenues	168,714	95,240	263,954
Reconciliation of revenue
Elimination of intersegment revenue			—
Total consolidated revenues			263,954

Less:(1)
Cost of revenue from external customers	$109,547	$57,284	166,831
Intersegment cost of revenue	237	—	237
Total cost of revenues	109,784	57,284	167,068
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(237)
Total consolidated cost of revenue			166,831

Selling, general, administrative expenses and other (2)	14,407	12,150
Segment profit	$44,523	$25,806	$70,329

Reconciliation of segment profit
Elimination of intersegment profit			237
Total consolidated segment profit			$70,566
Corporate expenses (3)			(9,332)
Total operating income			$61,234
Interest income, net			2,977
Other income, net			221
Income before income taxes			$64,432
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

(3) Comprised primarily of expenses not allocated to our operating segments.

	Three Months Ended September 30,
	2024
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$185,026	$108,155	$293,181
Intersegment revenue	73	—	73
Total revenues	185,099	108,155	293,254
Reconciliation of revenue
Elimination of intersegment revenue			(73)
Total consolidated revenues			293,181

Less:(1)
Cost of revenue from external customers	$115,920	$62,959	$178,879
Intersegment cost of revenue	112	—	112
Total cost of revenues	116,032	62,959	178,991
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(112)
Total consolidated cost of revenue			178,879

Selling, general, administrative expenses and other (2)	16,530	12,289
Segment profit	$52,537	$32,907	$85,444

Reconciliation of segment profit
Elimination of intersegment profit			39
Total consolidated segment profit			$85,483
Corporate expenses (3)			(8,691)
Total operating income			$76,792
Interest income, net			2,062
Other income, net			—
Income before income taxes			$78,854
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

(3) Comprised primarily of expenses not allocated to our operating segments.

	Nine Months Ended September 30,
	2025
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$533,805	$284,043	$817,848
Intersegment revenue	4,958	—	4,958
Total revenues	538,763	284,043	822,806
Reconciliation of revenue
Elimination of intersegment revenue			(4,958)
Total consolidated revenues			817,848

Less:(1)
Cost of revenue from external customers	$343,536	$169,456	$512,992
Intersegment cost of revenue	4,534	—	4,534
Total cost of revenues	348,070	169,456	517,526
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(4,534)
Total consolidated cost of revenue			512,992

Selling, general, administrative expenses and other (2)	49,504	36,852
Segment profit	$141,189	$77,735	$218,924

Reconciliation of segment profit
Elimination of intersegment profit			(424)
Total consolidated segment profit			$218,500
Corporate expenses (3)			(27,849)
Total operating income			$190,651
Interest income, net			7,820
Other income, net			221
Income before income taxes			$198,692
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

(3) Comprised primarily of expenses not allocated to our operating segments.

	Nine Months Ended September 30,
	2024
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$546,727	$310,966	$857,693
Intersegment revenue	592	—	592
Total revenues	547,319	310,966	858,285
Reconciliation of revenue
Elimination of intersegment revenue			(592)
Total consolidated revenues			857,693

Less:(1)
Cost of revenue from external customers	$345,322	$178,871	$524,193
Intersegment cost of revenue	526	—	526
Total cost of revenues	345,848	178,871	524,719
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(526)
Total consolidated cost of revenue			524,193

Selling, general, administrative expenses and other (2)	41,590	52,754
Segment profit	$159,881	$79,341	$239,222

Reconciliation of segment profit
Elimination of intersegment profit			(66)
Total consolidated segment profit			$239,156
Corporate expenses (3)			(19,995)
Total operating income			$219,161
Interest income, net			4,156
Other income, net			—
Income before income taxes			$223,317

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
The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Cactus Inc.—basic	$41,624	$49,927	$126,176	$138,720
Net income attributable to non-controlling interest (1)	—	9,567	—	27,998
Net income attributable to Cactus Inc.—diluted (1)	$41,624	$59,494	$126,176	$166,718
Denominator:
Weighted average Class A shares outstanding—basic	68,681	66,563	68,465	66,030
Effect of dilutive shares (2)	515	13,627	412	13,747
Weighted average Class A shares outstanding—diluted (2)	69,196	80,190	68,877	79,777

Earnings per Class A share—basic	$0.61	$0.75	$1.84	$2.10
Earnings per Class A share—diluted (1)(2)	$0.60	$0.74	$1.83	$2.09
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 26% for the three and nine months ended September 30, 2024.
(2)Diluted earnings per share for the three and nine months ended September 30, 2025 excludes 11.2 million and 11.3 million weighted average shares of Class B common stock, respectively, as the effect would be anti-dilutive.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise indicated or required by the context, all references in this Quarterly Report to the “Company,” “Cactus,” “we,” “us” and “our” refer to Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, which are difficult to predict, including those described above in “Cautionary Note Regarding Forward-Looking Statements,” and in the risk factors included in “Part I, Item 1A. Risk Factors” in our 2024 Annual Report and "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and this Quarterly Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.
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
During the nine months ended September 30, 2025, we derived 76% of total revenues from the sale of our products, 8% of total revenues from rental and 16% of total revenues from field service and other. During the nine months ended September 30, 2024, we derived 76% of total revenues from the sale of our products, 9% of total revenues from rental and 15% of total revenues from field service and other. We have predominantly domestic operations, with more limited operations in Australia, Canada, and the Middle East, as well as sales in other international markets.
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

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
WTI Oil Price ($/bbl) (1)	$65.78	$64.57	$67.31	$78.58
Natural Gas Price ($/MMBtu) (2)	$3.03	$3.19	$3.45	$2.05
U.S. Land Drilling Rigs (3)	525	556	551	583

(1) EIA Cushing, OK West Texas Intermediate ("WTI") spot price.
(2) EIA Henry Hub Natural Gas spot price per million British Thermal Unit (“MMBtu”).
(3) Based on data made publicly available by Baker Hughes Company.

In the third quarter of 2025, average U.S. land drilling activity levels declined approximately 6% compared to the second quarter of 2025 as weaker commodity prices and an uncertain global economic outlook continued to impact activity levels. Average natural gas prices were down approximately 5% from the second quarter of 2025, as weaker demand persisted due to a milder summer than anticipated, and storage levels remained above five-year averages throughout the third quarter. The medium to long-term outlook for natural gas demand remains strong. Average oil prices increased 2% in the third quarter of 2025 compared to the second quarter of 2025. Prices remained relatively stable as concerns of OPEC+ supply increases were largely offset by increased risk premiums from ongoing global conflicts, driven by increased Ukrainian attacks on Russian oil infrastructure, and the imposition by the U.S. of tariffs on goods imported from India in response to India’s purchase of discounted Russian crude oil.

U.S. Trade Policies

Over the course of 2025, the Trump administration has implemented and announced a number of new tariffs, including new Section 232 tariffs of 50% on imports of steel and certain products made from steel from most countries outside of the U.S., Synthetic Opioid tariffs of 20% on all imports from China, and broad “Reciprocal” tariffs with varying rates applied to U.S. trading partners across the globe. In October 2025, China announced additional export controls regarding rare earth minerals. In response, the Trump administration announced its intention to apply an additional 100% tariff on goods imported from China effective in November 2025. After these tariff announcements, global equity, bond and currency markets have experienced heightened levels of volatility due to the potential disruption to global trade, the increasingly uncertain global economic and inflation outlook, and the negative implications of reduced consumer demand for potentially more expensive imported products and energy.

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

Pillar Two Framework

The Organization for Economic Cooperation and Development (“OECD”) has introduced a framework (“Pillar Two”) that provides for a new, global minimum tax of at least 15% on the income of large multinational corporations arising in each jurisdiction in which they operate. Pillar Two is being implemented on a country-by-country basis, and many countries have adopted rules in this regard. The United States has raised concerns regarding Pillar Two and has set out a proposed “side-by-side” solution under which U.S. parented groups (such as the Company) would be exempted from certain minimum taxes under Pillar Two in recognition of the existing U.S. minimum tax rules to which they are subject. On June 28, 2025, the Group of Seven issued a statement indicating that they agree that a side-by-side solution could preserve gains made by jurisdictions in tackling base erosion and profit shifting and provide clarity and stability in the international tax landscape. However, none of the OECD member states that have adopted Pillar Two have enacted rules necessary to implement the side-by-side solution. The Company continues to evaluate the impact of both Pillar Two and the proposed side-by-side solution and estimates the impacts to income tax expense to be immaterial.

2025 Tax Legislation

On July 4, 2025, tax legislation colloquially known as the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA includes tax provisions such as the reinstatement of immediate deductibility of certain capital expenditures for tangible, depreciable personal property of domestic research and development expenditures. These provisions have the effect of accelerating tax deductions which, in turn, will reduce current tax expense with an offset to deferred tax expense. The Company continues to evaluate the impacts of this legislation but anticipates the impact to total income tax expense will be immaterial.

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

Prior to the closing of the transactions contemplated by the Framework Agreement (“the “Closing”), Baker Hughes Holdings will effect certain restructuring transactions on the terms and subject to the conditions set forth in the Framework Agreement, as a result of which Baker Hughes Pressure Control or certain of its subsidiaries will own the Business Assets and the Business Liabilities (each as defined in the Framework Agreement) (collectively, the “Acquired Business”).

At Closing and pursuant to the Framework Agreement, Baker Hughes Holdings or one or more affiliates thereof will sell 65% of the limited liability company membership interests in Baker Hughes Pressure Control to Cactus Companies or an affiliate thereof for a cash purchase price of $344.5 million, subject to certain working capital, cash, debt, capital expenditure and other customary adjustments after Closing (such transaction, the “Baker Hughes Transaction” and the strategic relationship created thereby, the “Joint Venture”). Subject to satisfaction of the closing conditions, the Baker Hughes Transaction is expected to close early 2026.
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
Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025

The following table presents a summary of the segment consolidated operating results for the periods indicated:

	Three Months Ended
	September 30, 2025	June 30, 2025	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$168,714	$179,772	$(11,058)	(6.2)%
Spoolable Technologies	95,240	96,225	(985)	(1.0)
Corporate and other	—	(2,422)	2,422	—
Total revenues	263,954	273,575	(9,621)	(3.5)
Operating income
Pressure Control	44,523	42,333	2,190	5.2
Spoolable Technologies	25,806	28,053	(2,247)	(8.0)
Total segment operating income	70,329	70,386	(57)	(0.1)
Corporate and other expenses	(9,095)	(9,581)	486	5.1
Total operating income	61,234	60,805	429	0.7

Interest income, net	2,977	2,518	459	18.2
Other income, net	221	—	221	—
Income before income taxes	64,432	63,323	1,109	1.8
Income tax expense	14,244	14,276	(32)	(0.2)
Net income	50,188	49,047	1,141	2.3
Less: net income attributable to non-controlling interest	8,564	8,718	(154)	(1.8)
Net income attributable to Cactus Inc.	$41,624	$40,329	$1,295	3.2%

Pressure Control. Pressure Control revenue for the third quarter of 2025 was $168.7 million, a decrease of $11.1 million, or 6.2%, from the second quarter of 2025 primarily due to lower sales of wellhead and production related equipment, reflecting reduced customer activity during the third quarter, along with a decline in rental revenue. Pressure Control operating income of $44.5 million for the third quarter of 2025 increased $2.2 million, or 5.2% from the second quarter of 2025 primarily due to the implementation of cost reduction initiatives combined with reduced legal expenses.

Spoolable Technologies. Spoolable Technologies revenue for the third quarter of 2025 was $95.2 million, a decrease of $1.0 million, or 1.0% from the second quarter of 2025 primarily due to lower domestic activity levels, offset by stronger international sales. Total operating income for Spoolable Technologies for the third quarter of 2025 was $25.8 million, compared to operating income of $28.1 million for the second quarter of 2025, a decrease of $2.2 million, or 8.0%, from the second quarter of 2025. The decrease in operating income was primarily due to lower volume and margins decreased on higher input costs.

Corporate and other. Corporate and other revenue represents the elimination of inter-segment sales from our Pressure Control segment to our Spoolable Technologies segment. Corporate and other expenses include costs associated with executive management and other administrative functions not directly attributable to our reporting segment. Corporate and other expenses for the third quarter of 2025 was $9.1 million, a decrease of $0.5 million, or 5.1% from the second quarter of 2025 primarily due to lower transaction and integration expenses. The expenses in both quarters include similar levels of expenses for professional fees associated with the Baker Hughes Transaction.
Interest income, net. Interest income, net was $3.0 million for the third quarter of 2025 and $2.5 million for the second quarter of 2025. The interest income, net is primarily comprised of interest income earned on the invested cash balance.
Other income, net. Other income, net of $0.2 million for the third quarter of 2025 relates to the revaluation of an indemnity receivable asset related to the FlexSteel acquisition.
Income tax expense. Income tax expense for the third quarter of 2025 was $14.2 million compared to $14.3 million for the second quarter of 2025. Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus Companies. Income allocated to the non-controlling interest is only taxable to the non-controlling interest.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table presents a summary of the segment consolidated operating results for the periods indicated:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$538,763	$547,319	$(8,556)	(1.6)%
Spoolable Technologies	284,043	310,966	(26,923)	(8.7)
Corporate and other	(4,958)	(592)	(4,366)	nm
Total revenues	817,848	857,693	(39,845)	(4.6)
Operating income
Pressure Control	141,189	159,881	(18,692)	(11.7)
Spoolable Technologies	77,735	79,341	(1,606)	(2.0)
Total segment operating income	218,924	239,222	(20,298)	(8.5)
Corporate and other expenses	(28,273)	(20,061)	(8,212)	(40.9)
Total operating income	190,651	219,161	(28,510)	(13.0)

Interest income, net	7,820	4,156	3,664	88.2
Other income, net	221	—	221	—
Income before income taxes	198,692	223,317	(24,625)	(11.0)
Income tax expense	45,352	48,006	(2,654)	(5.5)
Net income	153,340	175,311	(21,971)	(12.5)
Less: net income attributable to non-controlling interest	27,164	36,591	(9,427)	(25.8)
Net income attributable to Cactus Inc.	$126,176	$138,720	$(12,544)	(9.0)%
nm = not meaningful

Pressure Control. Pressure Control revenue was $538.8 million for the first nine months of 2025, a decrease of $8.6 million, or 1.6%, from the first nine months of 2024, primarily due to decreased sales of wellhead and production related equipment resulting from lower drilling and completion activity by our customers following a decline in rig counts. Operating income of $141.2 million in the first nine months of 2025 decreased $18.7 million, or 11.7%, from the first nine months of 2024. The decrease was primarily attributable to escalated tariff cost impacts on product margins in the third quarter of 2025, as well as increased legal expenses and reserves recognized in connection with litigation claims.

Spoolable Technologies. Spoolable Technologies revenue for the first nine months of 2025 was $284.0 million, a decrease of $26.9 million, or 8.7%, from the first nine months of 2024, primarily due to reduced customer activity levels. Total operating income was $77.7 million in the first nine months of 2025, a decrease of $1.6 million, or 2.0%, compared to operating income of $79.3 million in the first nine months of 2024. Operating income for the first nine months of 2025 reflected the impact of the lower volume. Operating income for the first nine months of 2024 included approximately $16.3 million of expense related to the change in fair value of the estimated earn-out liability.

Corporate and other. Corporate and other revenue represents the elimination of inter-segment sales from our Pressure Control segment to our Spoolable Technologies segment. Corporate and other expenses include costs associated with executive management and other administrative functions not directly attributable to our reporting segment. Corporate and other expenses for the first nine months of 2025 was $28.3 million, an increase of $8.2 million, or 40.9% from the first nine months of 2024. The increase was largely attributable to professional fees associated with the Baker Hughes Transaction.

Interest income, net. Interest income, net for the first nine months of 2025 was $7.8 million, compared to $4.2 million for the first nine months of 2024. The increase was due to an increase in interest income earned on cash invested during period.
Other income, net. Other income, net of $0.2 million for the first nine months of 2025 relates to the revaluation of an indemnity receivable asset related to the FlexSteel acquisition.

Income tax expense. Income tax expense for the first nine months of 2025 was $45.4 million compared to $48.0 million for the first nine months of 2024. The decrease in income tax expense from the first nine months of 2024 was primarily due to a decrease in operating income during the first nine months of 2025, partially offset by an additional $1.2 million of expense related to the revaluation of our deferred tax asset as a result of a change in our forecasted state income tax rate.
Liquidity and Capital Resources
At September 30, 2025, we had $445.6 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities, and borrowings under our Amended ABL Credit Facility (as defined in Note 6 in the notes to the unaudited condensed consolidated financial statements). Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of September 30, 2025, we had $223.2 million of available borrowing capacity under our Amended ABL Credit Facility with no outstanding borrowings, and $1.8 million in letters of credit outstanding. We were in compliance with the covenants of the Amended ABL Credit Facility as of September 30, 2025.
In June 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions, or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of September 30, 2025, $146.3 million remained authorized for future repurchases of Class A common stock under the program.
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
Cash Flows
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$186,148	$249,518
Net cash used in investing activities	(34,725)	(24,051)
Net cash used in financing activities	(49,833)	(56,427)

Net cash provided by operating activities was $186.1 million and $249.5 million for the nine months ended September 30, 2025 and 2024, respectively. Operating cash flows for the nine months ended September 30, 2025 decreased primarily due to lower earnings and an increase in working capital.

Net cash used in investing activities was $34.7 million and $24.1 million for the nine months ended September 30, 2025 and 2024, respectively. The increase for the nine months ended September 30, 2025 was primarily due to the initial investment of $6.0 million related to our joint venture in Vietnam intended to diversify our manufacturing capabilities as well as an increase in capital expenditures.
Net cash used in financing activities was $49.8 million for the nine months ended September 30, 2025 compared to $56.4 million for the nine months ended September 30, 2024. The decrease in net cash used in financing activities for the nine months ended September 30, 2025 was primarily related to a decrease in share repurchases of $3.4 million and a $6.0 million decrease related to the payment of contingent consideration established as of the FlexSteel acquisition date. These decreases are partially offset by an increase in the payment of Class A share dividends of $3.0 million.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2024 Annual Report. Our exposure to market risk has not changed materially since December 31, 2024.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.   Risk Factors.
In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2024 Annual Report, and under the heading “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and in our other filings with the SEC, which could materially affect our business, results of operations, financial condition or cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition or cash flows. There have been no material changes in our risk factors from those described in our 2024 Annual Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and our other SEC filings, except as follows:

Cost-cutting measures taken during the second and third quarters of 2025 may adversely impact our business.

During the second and third quarters of 2025 the Company implemented various cost-cutting measures, such as reductions in force and reductions in service assets, in response to an anticipated downturn in the price of oil and gas, potentially leading to a decrease in demand for our products and services. If such downturn does not materialize as anticipated or the market recovers more quickly than anticipated, such cost-cutting measures could inhibit the Company's ability to meet its customers’ needs.

Potential disruption to global supply chains due to a U.S. government shutdown could adversely impact our business and our operating results

A prolonged or recurring shutdown of the U.S. federal government could materially disrupt global supply chains and adversely affect our operations. Government shutdowns may result in delays in customs processing, regulatory approvals, and transportation logistics, particularly at ports of entry and border crossings. These disruptions can lead to increased lead times, higher costs, and reduced availability of critical materials and components sourced internationally.
While we actively monitor geopolitical and regulatory developments and maintain contingency plans, the scope and duration of a government shutdown are inherently unpredictable. As such, we cannot guarantee that our mitigation strategies will fully offset the potential adverse effects on our supply chain and business operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchases of Class A common stock during the three months ended September 30, 2025 (in whole shares).

Period	Total number of shares purchased (1)	Weighted-average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum dollar value of shares that may yet be purchased under the plans or program (3)
July 1-31, 2025	20	$45.90	—	$—
August 1-31, 2025	4,433	$39.66	—	$—
September 1-30, 2025	653	$43.01	—	$—
Total	5,106	$40.11	—	$146,302,153
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
Item 5.   Other Information.
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cactus, Inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Cactus, Inc.

October 30, 2025	By:	/s/ Scott Bender
Date		Scott Bender Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

October 30, 2025	By:	/s/ Jay A. Nutt
Date		Jay A. Nutt Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)