Form 10-K
period 2025-12-31
Cactus, Inc.
filed 2026-02-26
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☑
As of June 30, 2025, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $3.0 billion.
As of February 25, 2026, the registrant had 68,899,841 shares of Class A common stock, $0.01 par value per share, and 10,958,435 shares of Class B common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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
ii

PART I
In this Annual Report, unless the context otherwise requires, references to the "Company," "we," "us," "our" and "Cactus" refer to Cactus Inc. and its consolidated subsidiaries.
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
"The Company" is primarily engaged in the design, manufacture, sale and rental of highly engineered pressure control and spoolable pipe technologies. Our products are sold and rented principally for onshore unconventional oil and gas wells and are utilized during the drilling, completion and production phases of our customers’ wells. We also provide field services for all of our products and rental items to assist with the installation, maintenance and handling of the equipment. Additionally, we offer repair and refurbishment services as appropriate. We operate through service centers and pipe yards located in the United States, Canada and Australia. We also provide rental and service operations in the Middle East and other select international markets. Our primary manufacturing and production facilities are in Bossier City, Louisiana, Baytown, Texas and Suzhou, China. In addition, a new plant is commencing production in Vietnam. Our corporate headquarters are located in Houston, Texas.
On January 1, 2026, the Company acquired 65% of Baker Hughes Pressure Control LLC, which holds Baker Hughes Company's former surface pressure control business. See "Cactus International Joint Venture with Baker Hughes" below.
FlexSteel Acquisition
On February 28, 2023, we completed the acquisition of the FlexSteel business (the “Merger”) through a merger with HighRidge Resources, Inc. and its subsidiaries (“HighRidge”). The purpose of the Merger was to effect the acquisition of the operations of FlexSteel Holdings, Inc. and its subsidiaries. We completed the acquisition on a cash-free, debt-free basis and paid total cash consideration of $658.6 million which included the initial purchase consideration, final adjustments for closing working capital, cash on hand and indebtedness adjustments, and earn-out payments made in 2024 as set forth in the related merger agreement.

Current Ownership Structure
On February 27, 2023, an internal reorganization (the “CC Reorganization”) was completed to facilitate the Merger.  Cactus Companies, LLC (“Cactus Companies”), a wholly-owned subsidiary of Cactus Inc., acquired all of the outstanding units representing limited liability ownership interests in Cactus LLC (“CW Units”), the operating subsidiary of Cactus Inc., in exchange for an equal number of units representing limited liability company interests in Cactus Companies (“CC Units”).
Cactus Inc. is a holding company whose only material assets are CC Units, which Cactus Inc. holds both directly and indirectly. Cactus Inc. is the sole managing member of Cactus Companies. Cactus Inc. (directly and through a wholly owned subsidiary) and the other owners of CC Units entered into the Amended and Restated Limited Liability Company Operating Agreement of Cactus Companies (the “Cactus Companies LLC Agreement”), which provides for Cactus Inc. to be responsible for all operational, management and administrative decisions relating to Cactus Companies’ business.
Holders of CC Units other than Cactus Inc. (such holders, "CC Unit Holders") own one share of Cactus Inc.'s Class B common stock, par value $0.01 per share ("Class B common stock"), for each CC Unit such CC Unit Holder owns and Cactus Companies is the sole member of Cactus LLC. Pursuant to the Cactus Companies LLC Agreement, owners of CC Units are entitled to redeem their CC Units for shares of Cactus Inc.’s Class A common stock, par value $0.01 per share ("Class A common stock") on a one-for-one basis, which would result in a corresponding increase in Cactus Inc.’s membership interest in Cactus Companies and an increase in the number of shares of Class A common stock outstanding.
Since our IPO through December 31, 2025, 49.6 million CC Units (including CW Units prior to the CC Reorganization) and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock. Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our amended and restated certificate of incorporation. Cactus WH Enterprises, LLC (“Cactus WH Enterprises”) is the largest CC Unit Holder. Cactus WH Enterprises is a Delaware limited liability company owned by Scott Bender, Joel Bender, and Steven Bender, each of whom is an executive officer of Cactus Inc. As of December 31, 2025, Cactus Inc. owned 86.3% and CC Unit Holders owned 13.7% of Cactus Companies, which was based on approximately 68.9 million shares of Class A common stock issued and outstanding and approximately 11.0 million shares of Class B common stock issued and outstanding. Cactus WH Enterprises held approximately 12.1% of our voting power as of December 31, 2025.
The following diagram indicates our simplified ownership structure as of December 31, 2025:
Cactus International Joint Venture with Baker Hughes

On January 1, 2026 (the “Closing Date”), Baker Hughes Holdings LLC ("Baker Hughes Holdings") and certain of its affiliates sold 65% of the limited liability company membership interests ("Membership Interests") in Baker Hughes Pressure Control LLC (the "Joint Venture" or "Cactus International"), which holds Baker Hughes Company's former surface pressure control business (the "Acquired Business") to Cactus UK Holding Limited (the “Cactus Member”), a subsidiary of Cactus Companies, for a cash purchase price of $344.5 million, subject to certain working capital, cash, debt, capital expenditure and other customary adjustments (the "Baker Hughes Transaction").

For so long as Baker Hughes Pressure Control Holdings LLC (the "Baker Member") continues to hold Membership Interests, the Cactus Member shall cause the Joint Venture to operate its business generally in the ordinary course. Certain actions of the Board of Directors of the Joint Venture require the affirmative vote of at least one director appointed by the Baker Member. Baker Hughes Company ("Baker Hughes Company") and the Company will have specific non-compete restrictions with respect to surface pressure control applications in certain countries, and the members of the Joint Venture are subject to certain transfer restrictions with respect to the Membership Interests.

From and after the second anniversary of the Closing Date, the Baker Member has the right to sell to either the Joint Venture or the Cactus Member, and the Cactus Member has the right to purchase or cause the Joint Venture to purchase, all of the Membership Interests held directly or indirectly by Baker Hughes Company. The purchase price will be based on an enterprise value of the Joint Venture using a multiple of six times its trailing twelve month ("TTM") Adjusted EBITDA (as defined and calculated pursuant to the Amended and Restated Limited Liability Company Agreement of the Joint Venture, entered into on the Closing Date by the Joint Venture, the Cactus Member, the Baker Member, Cactus Inc. and Baker Hughes Company (the "Joint Venture LLC Agreement")), subject to a maximum valuation of $660.0 million, and if the Cactus Member elects to purchase or cause the Joint Venture to purchase the Membership Interests, a minimum valuation of $530.0 million applies. In connection with the Baker Hughes Transaction, Cactus Companies is obligated to pay Baker Hughes Holdings $10.0 million on the first anniversary of the Closing Date and $14.5 million at such time as Baker Hughes Company ceases to be a member of the Joint Venture.

For further information on the Joint Venture please refer to (i) the complete text of the Joint Venture LLC Agreement, a copy of which is filed as Exhibit 10.29 to this Annual Report and (ii) note 19 to our consolidated financial statements.

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
We operate through service centers in the United States, which are strategically located in the key oil and gas producing regions, and in Eastern Australia. These service centers support our field services and provide equipment assembly and repair services. We also provide rental and service operations in the Middle East. Pressure Control manufacturing and production facilities are located in Bossier City, Louisiana, Suzhou, China and Hai Duong, Vietnam.
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

Our Revenues
Our revenues are derived from three sources: products, rentals, and field service and other. Product revenues are derived from the sale of wellhead systems, production trees and spoolable pipe and fittings. Rental revenues are primarily derived from the rental of equipment used during the completion process, the repair of such equipment and the rental of equipment or tools used to install wellhead equipment and spoolable pipe. Field service and other revenues are primarily earned when we provide installation and other field services for both product sales and equipment rental.
For the year ended December 31, 2025, we derived 76% of our total revenues from the sale of our products, 8% from rentals and 16% from field service and other. In 2024, we derived 75% of our total revenues from the sale of our products, 9% from rentals and 16% from field service and other. In 2023, we derived 74% of our total revenues from the sale of our products, 10% from rentals and 16% from field service and other. We have predominantly domestic operations and sales, but also generate revenues in Australia, Canada and other select international markets. As a result of the Baker Hughes Transaction, we expect that a greater portion of our operations and sales will be attributable to international markets, particularly the Middle East.
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
Manufacturing
Our manufacturing and production facilities within our Pressure Control operating segment are located in Bossier City, Louisiana, Suzhou, China and Hai Duong, Vietnam. Although all facilities can produce our full range of products, our Bossier City facility has advanced production capabilities and is designed to support time-sensitive and rapid turnaround of made-to-order equipment, while our facilities in China and Vietnam are optimized for longer lead time orders and outsources its machining requirements. Excluding the new plant in Vietnam, the facilities are licensed to the latest American Petroleum Institute (“API”) 6A specification for wellheads and valves and API Q1 and ISO 9001:2015 quality management systems. The Bossier City facility also has the ability to perform frac rental equipment remanufacturing. Our production facility in China is configured to efficiently produce our range of pressure control products and components for less time-sensitive, higher-volume orders. The Suzhou facility assembles and tests finished and semi-finished machined components before shipment to the United

States, Australia and other international locations. Our Suzhou and Vietnam subsidiaries are wholly-owned, and the facilities are staffed by Cactus employees, which we believe is a key factor in sustaining high quality and dependable deliveries.
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
Cyclicality
We are substantially dependent on conditions in the oil and gas industry, including the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas exploration and production companies. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which have historically been volatile, and by the availability of capital and the associated capital spending discipline exercised by customers in response to existing and anticipated prices of crude oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities and capital spending, which could adversely affect demand for our products and services and, in certain instances, result in the cancellation, modification or rescheduling of existing and expected orders and the ability of our customers to pay us for our products and services. These factors could have an adverse effect on our revenue and profitability.
Seasonality
Our business is not significantly impacted by seasonality, although our fourth quarter has historically been impacted by holidays and our customers’ budget cycles. These factors can lead to lower activity in our three revenue categories as well as lower margins, particularly in field services due to reduced labor utilization.
Customers
We serve over 300 customers representing private operators, publicly-traded independents, majors and other companies with operations in the key U.S. oil and gas producing basins as well as in Australia, Canada, the Middle East and other international locations. For the years ended December 31, 2025, 2024, and 2023 one customer represented 17%, 15% and 10%, respectively, of total Company revenues, with both operating segments reporting revenues with the customer.
Competition
The markets in which we operate are highly competitive. In the Pressure Control segment, we believe we are one of the largest suppliers of wellheads used in the United States. We compete with Vault, divisions of SLB and TechnipFMC, and a large number of other companies. We believe the rental market for frac stacks and related flow control equipment is more fragmented than the wellhead product market, and we do not believe any individual company represents more than 20% of the U.S. market. In the Spoolable Technologies segment, we compete with companies who offer spoolable products, including Baker Hughes, Mattr, NOV and select other companies, as well as companies who offer traditional steel line pipe, including Tenaris, Vallourec, and a large number of other line pipe manufacturers and distributors.
We believe the competitive factors in the markets we serve include technical features, equipment availability, work force competency, efficiency, safety record, reputation, continuity of management, and price. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment. While we seek to be competitive in our pricing, we believe many of our customers elect to work with us based on product performance, features, safety and availability, as well as the quality of our people, equipment and services. We seek to differentiate ourselves from our competitors by timely delivering the highest‑quality services and equipment possible, coupled with superior execution and operating efficiency in a safe working environment.
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
The API licenses and certifications expire every three years and are renewed upon successful completion of annual audits. Our current licenses and certifications are published on our website at www.CactusWHD.com. Information relating to the Pressure Control segment is available under the “Quality” section of the Cactus Wellhead webpage, and information relating to the Spoolable Technologies segment is available under the “HSEQ” section of the FlexSteel webpage. API’s standards are subject to revision, however, and there is no guarantee that future amendments or substantive changes to the standards would not require us to modify our operations or manufacturing processes to meet the new standards. Doing so may materially affect our operational costs. We also cannot guarantee that changes to the standards would not lead to the rescission of our licenses should we be unable to make the changes necessary to meet the new standards. Loss of our API licenses could materially affect demand for these products.
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

Insurance and Risk Management
We rely on customer indemnifications and third‑party insurance as part of our risk mitigation strategy. However, our customers may be unable to satisfy indemnification claims against them or are not always willing to provide adequate indemnifications. Additionally, state laws may not always allow indemnifications we obtain or extend to be enforced. We indemnify our customers against certain claims and liabilities resulting or arising from our provision of goods or services to them. Our insurance may not be sufficient to cover any particular loss or may not cover all losses. We carry a variety of insurance coverages for our operations, and we are partially self‑insured for certain claims, in amounts that we believe to be customary and reasonable. Historically, insurance rates have been subject to various market fluctuations that may result in less coverage, increased premium costs, or higher deductibles or self‑insured retentions.
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
Human Capital Management
As of December 31, 2025, we employed over 1,500 people worldwide, of which over 100 were employed outside of the United States, mainly in Australia, China and Vietnam. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our workforce to be strong.

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

Training and Development. We are deeply committed to the training and development of our associates, with a special emphasis on those in field, plant, and branch operations. Our comprehensive internal training programs are designed to enhance and monitor technical and safety skills while fostering growth in key areas such as safety practices, corporate and personal responsibility, product knowledge, behavioral development, and ethical conduct.

To support career advancement, our development plans equip individuals with the technical expertise needed to perform their roles with the highest levels of safety and precision. For associates requiring specialized skills, knowledge, or certifications, we provide access to external training opportunities tailored to their professional growth.

We believe that our unwavering focus on training and development not only fosters a safer work environment but also creates pathways for internal promotions, boosts associate morale, and strengthens retention across the organization.

Workplace Culture. We believe our workplace culture is fundamental to our success, driving innovation, creativity, and sustainable growth. Our commitment is to nurture a workplace culture that values every individual, and empowers everyone to contribute their unique perspectives.

We are dedicated to fostering an environment where discrimination has no place. This commitment is reflected in every aspect of our business—from recruitment and promotion practices to associate development initiatives and supplier partnerships. Our workforce comprises a diverse associate group, with approximately 12% women and approximately 49% of our workforce representing a minority population. By cultivating a diverse environment, we strengthen our organization, enrich our workplace culture, and ensure long-term success.

Compensation and Benefits. We provide comprehensive compensation and benefits programs thoughtfully designed to address the needs of our associates and their families. Our approach goes beyond offering competitive salaries and wages, incorporating a wide range of benefits to promote financial security, health, wellness, and professional growth.

Our financial benefits include annual bonuses and retirement plans, such as a 401(k), to help associates build long-term financial stability. We also utilize targeted equity-based grants with vesting conditions to support the retention of key personnel, aligning their success with the Company's growth.

To promote health and wellness, we offer competitive healthcare and insurance options, including health savings accounts partially funded by the Company and standard flexible spending accounts. Associates also have access to company-sponsored long- and short-term disability coverage, accident and critical illness insurance, and resources to support overall well-being.

Recognizing the importance of work-life balance, we provide paid time off, family leave, and paid maternity and paternity leave. Our commitment to supporting families extends further with access to family care resources and personal legal services insurance. Additionally, associate assistance programs are available to help navigate personal and professional challenges.

We also invest in our associates' professional development by offering tuition reimbursement in certain circumstances, enabling continued growth and skill development.

Through this holistic approach to compensation and benefits, we aim to create a supportive and empowering environment that fosters associate satisfaction, enhances retention, and ensures the long-term success of both our associates and the organization.

Health and Safety. Our health and safety programs are designed around global standards with appropriate variations addressing the multiple jurisdictions and regulations, specific hazards and unique working environments of our manufacturing and production facilities, service centers and headquarters. We require each location to conduct regular safety evaluations to verify that expectations for safety program procedures and training are being met. We also engage in third-party conformity assessments of our HSE processes to determine adherence to our HSE management system and to global health and safety standards. We monitor our Occupational Safety and Health Administration Total Recordable Incident Rate (“TRIR”) to assess our operation’s health and safety performance. TRIR is defined as the number of incidents per 100 full-time employees that have resulted in a recordable injury or illness in the pertinent period. During fiscal year 2025, our Pressure Control segment reported a TRIR of 1.49, which compares to 0.81 in 2024, with no work-related fatalities in either year. Our Spoolable Technologies segment reported a TRIR of 0.79 for fiscal year 2025, compared to 1.26 in 2024, with no work-related fatalities. Based on the most recent statistics available from the International Association of Drilling Contractors, our TRIR statistics are in line with the industry average.
We are committed to the health, safety and wellness of our associates. We provide our associates and their families access to various flexible and convenient health and wellness programs. These programs include benefits that offer protection and security to have peace of mind concerning events that may require time away from work or impact their financial well-being. These tools also support their physical and mental health by providing resources to improve or maintain their health status.
Executive Officers and Directors
The following tables set forth certain information regarding our Executive Officers and Directors as of February 25, 2026:
Information About Our Executive Officers

Name	Position
Scott Bender	Chief Executive Officer, Chairman of the Board and Director
Joel Bender	President and Director
Steven Bender	Chief Operating Officer
Stephen Tadlock	Executive Vice President, Chief Executive Officer of the Spoolable Technologies segment, and Chief Executive Officer of Cactus International
Jay A. Nutt	Executive Vice President and Chief Financial Officer
William Marsh	Executive Vice President, General Counsel and Corporate Secretary
Information About Our Board of Directors

Name	Position
Scott Bender	Chief Executive Officer, Chairman of the Board and Director of Cactus, Inc.
Joel Bender	President and Director of Cactus, Inc.
Melissa Law	President of Global Operations for Tate & Lyle
Michael McGovern	Former Executive Chairman of the board of directors of Superior Energy Services, Inc.
John (Andy) O’Donnell	Former Vice President and executive officer of Baker Hughes Incorporated
Gary Rosenthal	Partner, The Sterling Group, L.P.
Bruce Rothstein	Former Member and co-founder of Cadent Energy Partners LLC
Alan Semple	Director of Teekay Tankers Ltd
Tym Tombar	Managing Director and Co-Founder of Arcadius Capital Partners
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
Risks Related to the Oilfield Services Industry and Our Business
Demand for our products and services depends on oil and gas industry activity and customer expenditure levels, which are directly affected by trends in the supply of and demand for and price of crude oil and natural gas and availability of capital.
Demand for our products and services depends primarily upon the general level of activity in the oil and gas industry, including the number of drilling rigs in operation, the number of oil and gas wells being drilled, the depth, lateral length and drilling conditions of these wells, the volume of production, the number of well completions and the level of well remediation activity, the number of wells put into production, the number of wells drilled but uncompleted, the impact of actions taken by the Organization of Petroleum Exporting Countries and other oil and gas producing countries ("OPEC+") affecting the global supply of oil and gas and the capital spending by oil and gas exploration and production companies. Oil and gas activity is in turn heavily influenced by, among other factors, current and anticipated oil and natural gas prices locally and worldwide, which have historically been volatile. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities and capital spending, which could adversely affect demand for our products and services and, in certain instances, result in the cancellation, modification or rescheduling of existing and expected orders and the ability of our customers to pay us for our products and services. These factors could have an adverse effect on our results of operations, financial condition and cash flows.
The oil and gas industry is cyclical and has historically experienced periodic downturns, which have been characterized by diminished demand for our products and services and downward pressure on the prices we charge. These downturns cause exploration and production ("E&P") companies to reduce their capital budgets and drilling activity. Any future downturn or expected downturn could result in a significant decline in demand for oilfield services and adversely affect our business, results of operations and cash flows.
U.S. drilling and completion activity could be adversely affected by any significant constraints in equipment, labor or takeaway capacity in the regions in which we operate.
U.S. drilling and completion activity may be impacted by, among other things, the availability and cost of ancillary equipment and services, pipeline capacity, and material and labor availability and costs. Should significant changes in activity occur, there could be concerns over availability of the equipment, materials and labor required to drill and complete a well, together with the ability to move the produced oil and natural gas to market. Should significant constraints develop that materially impact the efficiency and economics of oil and gas producers, U.S. drilling and completion activity could be adversely affected. This would have an adverse impact on the demand for the products we sell and rent, which could have a material adverse effect on our business, results of operations and cash flows.
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
We depend on key executives and management personnel. Our future plans depend in part on our ability to identify, retain, develop and/or recruit suitable successors to senior management. The loss of any key executives and/or managers could adversely impact our business. The loss of qualified associates or an inability to retain and motivate additional highly‑skilled associates required for the operation and expansion of our business could hinder our ability to successfully maintain and expand our market share.
Political, regulatory, economic and social disruptions in the countries in which we conduct business and globally could adversely affect our business or results of operations.
In addition to our facilities in the United States, we operate a production facilities in China and, Vietnam, and we have facilities in Australia and Canada that sell and rent equipment as well as provide parts, repair services and field services associated with installation. Additionally, we provide rental and field service operations in the Middle East. Instability and unforeseen changes in any of the markets in which we conduct business could have an adverse effect on the demand for, or supply of, our business, results of operations and cash flows. We have also expanded our operations and footprint in the Middle East as a result of the Baker Hughes Transaction.
We are dependent on a relatively small number of customers in a single industry. The loss of an important customer could adversely affect our results of operations and financial condition.
Our customers are engaged in the oil and natural gas E&P business primarily in the United States, but also in Australia, Canada, the Middle East and other select international markets. Historically, we have been dependent on a relatively small number of customers for our revenues. Our business, results of operations and financial position could be materially adversely affected if an important customer ceases to engage us for our services on favorable terms, or at all, or fails to pay or delays paying us significant amounts of our outstanding receivables for product and services provided. Additionally, the E&P industry has seen consolidation activity, which may continue. Changes in ownership of our customers may result in the loss of, or reduction in, business from those customers which could materially and adversely affect our business, results of operations and cash flows.
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
The oilfield services industry is subject to the introduction of new drilling and completions techniques and services using new technologies, some of which may be subject to patent or other intellectual property protections. Although we believe our equipment and processes currently give us a competitive advantage in the U.S., as competitors and others use or develop new or comparable technologies in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to develop, implement, license or acquire certain new technologies at a substantial cost. Some of our competitors have greater financial, technical and personnel resources that may allow them to enjoy various competitive advantages in the development and implementation of new technologies. We cannot be certain that we will be able to continue to develop and implement new technologies or products. Limits on our ability to develop, bring to market, effectively use and implement new and emerging technologies may have a material adverse effect on our business, results of operations and cash flows, including a reduction in the value of assets replaced by new technologies.
Increased costs, inflation, increased transit times, changes in global trade policies, increased tariffs, or lack of availability, of raw materials and other components may result in increased operating expenses and adversely affect our results of operations and cash flows.
Our ability to source and transport raw materials and components, such as steel, tube and bar stock, forgings and machined components is critical to our ability to successfully compete. Among other things, the conflicts in Ukraine and the Middle East may result in longer transit times, higher costs and reduced availability of raw materials and components used in our wide variety of products and systems. Further union port labor related disruptions could also result in increased transit times and costs. Transit times through and availability of the Panama Canal may be impacted by weather patterns and political tensions among the US, Panama and China.

Tariffs, and related policy changes implemented by the U.S. government, have created volatility in the oil and gas markets and will likely result in higher operating expenses and potentially lower demand for our products, which could adversely affect our results of operations and cash flows. U.S. tariff increases on imports of steel, aluminum, and derivative products worldwide may impact our costs and profitability. Additionally, the imposition of high tariffs on products from China, as well as varying levels of tariffs on products from India and Vietnam could have an unfavorable impact on our supply chain diversification plans. Further, should our current suppliers be unable to provide the necessary raw materials or components or otherwise fail to deliver materials and components timely and, in the quantities required, as a result of global trade policies or other reasons, resulting delays in the provision of products or services to our customers could have a material adverse effect on our business, results of operations and cash flows. In addition, our results of operations may be adversely affected by further rising costs to the extent we are unable to partially recoup them from our customers. There is no assurance that we will be able to continue to purchase and move these materials on a timely basis or at commercially viable prices, nor can we be certain of the impact of changes to tariffs, litigation related to tariffs and future legislation that may impact trade with China or other countries. Further, unexpected changes in the size of regional and/or product markets, particularly for short lead‑time products, could affect our results of operations and cash flows.

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
Our customers require us to be licensed or approved by industry groups such as the American Petroleum Institute ("API") and the International Organization for Standardization ("ISO"). The failure to obtain and maintain such licenses and/or approvals could have a material adverse effect on our results of operations, financial condition and cash flows.
We currently hold licenses from API and ISO that are required by our customers. Maintaining those licenses are subject to continually meeting the standards required for those licenses, including periodic audit by the applicable organization. If we are not able to continue to hold such licenses and/or approvals, we could potentially no longer be able to provide goods and services to many of our customers.
Our operations are subject to hazards inherent in the oil and natural gas industry, which could expose us to substantial liability and cause us to lose customers and substantial revenue.
Risks inherent in our industry include the risks of equipment defects, installation errors, the presence of multiple contractors at the wellsite over which we have no control, vehicle accidents, fires, explosions, blowouts, surface cratering, uncontrollable flows of gas or well fluids, pipe or pipeline failures, abnormally pressured formations and various environmental hazards such as oil spills and releases of, and exposure to, hazardous substances. For example, our operations are subject to risks associated with hydraulic fracturing, including any mishandling, surface spillage or potential underground migration of fracturing fluids, including chemical additives. The occurrence of any of these events could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean‑up responsibilities, regulatory investigations and penalties, suspension of operations and repairs required to resume operations. The cost of managing such risks may be significant. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our products or services if they view our environmental or safety record as unacceptable, which could cause us to lose customers and substantial revenues, leading to a material adverse effect on our business, results of operations and cash flows.
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
In addition to our U.S. operations, we have operations in, among other countries, China, Australia, Canada, Vietnam and the Middle East. Our operations outside of the United States require us to comply with numerous anti‑bribery and anti‑corruption regulations. The U.S. Foreign Corrupt Practices Act, among others, applies to us and our operations. Our policies, procedures and programs may not always protect us from reckless or criminal acts committed by our associates or agents, and severe criminal or civil sanctions may be imposed as a result of violations of these laws. We are also subject to the risks that our associates and agents outside of the United States may fail to comply with applicable laws.

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
We are required to invest financial and managerial resources to comply with environmental laws and regulations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, or the issuance of orders enjoining operations. These laws and regulations, as well as the adoption of other new laws and regulations affecting our operations or the exploration, production and transportation of crude oil and natural gas by our customers, could adversely affect our business and operating results by increasing our costs of compliance, increasing the costs of compliance and costs of doing business for our customers, limiting the demand for our products and services or restricting our operations. Increased regulation or a move away from the use of fossil fuels caused by additional regulation could also reduce demand for our products and services, leading to a material adverse effect on our business, results of operations and cash flows.
Existing or future laws and regulations related to greenhouse gases and climate change and related public and governmental initiatives and additional compliance obligations could have a material adverse effect on our business, results of operations, prospects, and financial condition.
Changes in environmental requirements related to greenhouse gas emissions may negatively impact demand for our products and services. Oil and natural gas E&P activity may decline as a result of environmental requirements, including land use policies and other actions to restrict oil and gas leasing and permitting in response to environmental and climate change concerns. Federal, state, and local agencies continue to evaluate climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases in areas in which we conduct business. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws and regulations related to greenhouse gases could have a negative impact on our business if such laws or regulations reduce demand for oil and natural gas. Likewise, such laws or regulations may result in additional compliance obligations with respect to the release, capture, sequestration, and use of greenhouse gases. These additional obligations could increase our costs and have a material adverse effect on our business, results of operations, prospects, and financial condition. Additional compliance obligations could also increase costs of compliance and costs of doing business for our customers, thereby reducing demand for our products and services. Finally, increased frequency and severity of storms, droughts, floods, wildfires and other climatic events could have an adverse impact on our operations.

Many of our customers utilize hydraulic fracturing in their operations. Environmental concerns have been raised regarding the potential impact of hydraulic fracturing on underground water supplies and seismic activity. These concerns have led to several regulatory and governmental initiatives in the United States to restrict the hydraulic fracturing process, which could have an adverse impact on our customers’ completions or production activities. Although we do not conduct hydraulic fracturing, our products are used in hydraulic fracturing. Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and gas production activities using hydraulic fracturing techniques. Since 2021, the Texas Railroad Commission, which regulates the state’s oil and gas industry, has suspended the use of deep wastewater disposal wells in certain areas of four oil-producing counties in West Texas. The suspensions are intended to mitigate earthquakes thought to be caused by the injection of waste fluids, including saltwater, that are a byproduct of hydraulic fracturing into disposal wells. The bans require oil and gas production companies to find other options to handle the wastewater, which may include piping or trucking it longer distances to other locations not under the ban. In addition, the Texas Railroad Commission has overseen the development of well-operator-led response plans to reduce injection volumes in other portions of West Texas to reduce seismicity in these areas. The adoption of new laws or regulations at the federal, state, local or foreign level imposing reporting obligations on, or otherwise limiting, delaying or banning, the hydraulic fracturing process or other processes on which hydraulic fracturing and subsequent hydrocarbon production relies, such as water disposal, could make it more difficult to complete oil and natural gas wells. Further, it could increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our products, leading to a material adverse effect on our business, results of operations and cash flows.
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
In addition, our business could be impacted by initiatives to address greenhouse gases and climate change and public pressure to conserve energy or use alternative energy sources. State or federal initiatives to incentivize a shift away from fossil fuels could also reduce demand for hydrocarbons. Early in 2025, President Trump signed executive orders that, among other things, directed federal executive departments and agencies to initiate a regulatory freeze for certain rules, called upon the Environmental Protection Agency (the “EPA”) to submit a report on the continuing applicability of its endangerment finding for GHGs under the Clean Air Act and issue guidance on the “social cost of carbon” to consider whether such metric should be eliminated, and paused the disbursement of funds appropriated through the Inflation Reduction Act of 2022 and the Infrastructure Investments and Jobs Act. Additionally, on February 12, 2026, the EPA finalized its rescission of the 2009 Greenhouse Gas Endangerment Finding regarding greenhouse gas and all federal greenhouse gas emissions standards for vehicles and engines. However, future presidential administrations may pursue executive orders or rulemaking that would increase the amount of regulation.

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
The ongoing conflicts in various parts of the world may affect our business and results of operations.
The ongoing conflicts in Venezuela, Iran, Ukraine and other countries in the Middle East could have effects on global macroeconomic conditions which could impact our business and results of operations. The conflicts are highly unpredictable and have resulted in volatility with oil and natural gas prices worldwide. Elevated energy prices could result in higher inflation worldwide, causing economic uncertainty in the oil and natural gas markets as well as the stock market, resulting in stock price volatility, foreign currency fluctuations and supply chain disruptions. These conditions could ultimately dampen demand for our goods and services by increasing the possibility of a recession. In addition, the conflicts could lead to increased cyberattacks or could aggravate other risk factors that we identify in our public filings. Additional conflicts in other parts of the world could have similar negative impacts on our business.

Risks Related to Our Class A Common Stock
We are a holding company whose only material asset is our equity interest in Cactus Companies, and accordingly, we are dependent upon distributions from Cactus Companies to pay taxes, make payments under the Tax Receivable Agreement ("TRA") and cover our corporate and other overhead expenses and pay dividends to holders of our Class A Common Stock.
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
Cactus WH Enterprises has the ability to direct the voting of a significant percentage of the voting power of our common stock, and its interests may conflict with those of our other shareholders.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our amended and restated certificate of incorporation. Cactus WH Enterprises owned approximately 12.1% of our voting power as of December 31, 2025. This concentration of ownership may limit stockholders’ ability to affect the way we are managed or the direction of our business. The interests of Cactus WH Enterprises with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. The existence of significant stockholders may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management or limiting the ability of our other stockholders to approve transactions that they may deem to be in our best interests. Cactus WH Enterprises’ concentration of stock ownership may also adversely affect the trading price of our Class A common stock to the extent investors perceive a disadvantage in owning stock of a company with significant stockholders.
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
Our amended and restated certificate of incorporation authorizes our board of directors to issue preferred stock without shareholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our shareholders, including:
•limitations on the removal of directors, including a classified board whereby only one-third of the directors are elected each year, which will be phased out by 2027;
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
Subject to certain limitations and exceptions, the CC Unit Holders may cause Cactus Companies to redeem their CC Units for shares of Class A common stock (on a one‑for‑one basis, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions) and then sell those shares of Class A common stock. Additionally, we may issue additional shares of Class A common stock or convertible securities in subsequent public offerings. We had 68,899,841 outstanding shares of Class A common stock and 10,958,435 outstanding shares of Class B common stock as of February 25, 2026. The CC Unit Holders own all outstanding shares of our Class B common stock, representing approximately 13.7% of our total outstanding common stock.
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
If we elect to terminate the TRA early or it is terminated early due to Cactus Inc.’s failure to honor a material obligation thereunder or due to certain mergers or other changes of control, our obligations under the TRA would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the TRA (determined by applying a discount rate equivalent to the 30-day SOFR plus 221.5 basis points) and such payment is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the TRA, including (i) the assumption that we have sufficient taxable income to fully utilize the tax benefits covered by the TRA and (ii) the assumption that any CC Units (other than those held by Cactus Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates.
As a result of either an early termination or a change of control, we could be required to make payments under the TRA that exceed our actual cash tax savings under the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. If the TRA were terminated as of December 31, 2025, the estimated termination payments, based on the assumptions discussed above, would have been approximately $251.2 million (calculated using a discount rate equal to the 12-month term SOFR published by CME Group Benchmark Administration Limited, plus 221.5 basis points, applied against an undiscounted liability of approximately $348.4 million). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the TRA.

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
We depend on our information technology (“IT”) systems for the efficient operation of our business. Accordingly, we rely upon the capacity, reliability and security of our IT hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. Despite our implementation of security measures, our systems may be vulnerable to damage from computer viruses, natural disasters, incursions by intruders or hackers, failures in hardware or software, power fluctuations, cyber terrorists and other similar disruptions. Additionally, we rely on third parties to support the operation of our IT hardware and software infrastructure, and in certain instances, utilize web‑based applications. The failure of our IT systems or those of our vendors to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, inappropriate disclosure of confidential and proprietary information, reputational harm, increased overhead costs and loss of important information, which could have a material adverse effect on our business and results of operations and cash flows. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
We rely on our information systems to conduct our business, and failure to protect these systems against security breaches could disrupt our business and adversely affect our results of operations.
We rely on IT systems and networks in our operations, and those of our third-party vendors, suppliers and other business partners. Despite our implementation of security measures, our systems may be vulnerable to damage from computer viruses, natural disasters, incursions by intruders or hackers, failures in hardware or software, power fluctuations, cyber terrorists and other similar disruptions. A successful cyber-attack could materially disrupt our operations or lead to unauthorized access, release or alteration of information on our systems or the systems of our service providers, vendors or customers.
Any such attack or other breach of our IT systems—or those of our third-party service providers, suppliers or other business partners—could have a material adverse effect on our business, operating results, financial condition, our reputation or cash flows. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated, including any failure in disaster recovery plans or data backups, for us or our third-party technical managers for any reason could disrupt our business. We may be required to incur significant additional costs to remediate, modify or enhance our information technology systems or to try to prevent any such attacks.
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
Risks Related to the Joint Venture and the Baker Hughes Transaction

We may not realize the anticipated benefits from the Baker Hughes Transaction, and the Baker Hughes Transaction could adversely impact our business and our operating results.
We may not be able to achieve the full potential strategic and financial benefits that we expect to achieve from the Baker Hughes Transaction, or such benefits may be delayed or not occur at all. We may not achieve the anticipated benefits from the Baker Hughes Transaction for a variety of reasons, including, among others, unanticipated costs, charges and expenses. For example, the capital needs of the Joint Venture may exceed our current expectations. In addition, we may not achieve the anticipated unrealized benefits of operational initiatives being, and expected to be, taken with respect to the Joint Venture. If we fail to achieve some or all of the benefits expected to result from the Baker Hughes Transaction, or if such benefits are delayed, our business could be harmed.
We may experience difficulties in integrating the operations of the Joint Venture into our business.
The success of the Baker Hughes Transaction depends in part on our ability to successfully integrate the operations of the Joint Venture into our business. The integration process could take longer than anticipated and could result in the loss of key employees from the Company and/or the Joint Venture, the disruption of the Company’s and/or the Joint Venture’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures or policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the Baker Hughes Transaction, and could harm our financial performance. Prior to the Baker Hughes Transaction, we did not have any significant infrastructure in most of the countries where the Joint Venture is doing business. As a result, Baker Hughes Company is providing the Joint Venture with limited transition services. If Baker Hughes Company fails to continue providing these transition services, or if we are unable to successfully or timely integrate and support the operations of the Joint Venture, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the Baker Hughes Transaction, and our business, results of operations and financial condition could be materially and adversely affected.
We may be required to acquire Baker Hughes Company’s interests in the Joint Venture.
Generally beginning on January 1, 2028, the Baker Member has the right to sell to either the Joint Venture or the Cactus Member, and the Joint Venture or the Cactus Member, as applicable, shall be obligated to purchase all of the Membership Interests held by Baker Hughes Company (the “Put Right”). The purchase price (the “Exit Price”) will be based on an enterprise value of the Joint Venture using a multiple of six times its TTM Adjusted EBITDA (as defined and calculated in the Joint Venture LLC Agreement), subject to a maximum valuation of $660.0 million. If the Baker Member exercises the Put Right, we may not have sufficient liquidity to fund the Exit Price. We may be required to access external financing, and we may be unable to do so on favorable terms, or at all. Accordingly, our obligation to fund the Exit Price may adversely affect our liquidity and cause us to enter into financing arrangements with terms that are unfavorable to us.
The Joint Venture LLC Agreement restricts certain of our or the Joint Venture’s actions.
For so long as Baker Hughes Company owns interests in the Joint Venture, we must, subject to certain exceptions, cause the Joint Venture to operate its business in the ordinary course consistent with past practice and not take certain actions that could reasonably be expected to reduce the Exit Price. Certain significant actions of the Joint Venture require the approval of Baker Hughes Company. Such restrictions may limit the ability of the Joint Venture to take actions that we believe to be beneficial to our business, results of operations and financial condition, or those of the Joint Venture. It is possible that disputes arise between us and Baker Hughes Company concerning our operation of the Joint Venture and such disputes could adversely affect our business and financial performance.
Our agreement with Baker Hughes Company significantly restricts our ability to transfer our interests in the Joint Venture. These transfer restrictions may limit our ability to dispose of our Membership Interests in the Joint Venture in ways which may be beneficial to our business, results of operations and financial condition.

For so long as Baker Hughes Company owns interests in the Joint Venture, we are required to conduct the surface pressure control business in the countries where the Acquired Business operated prior to our acquisition only through the Joint Venture, subject to certain exceptions. These restrictions mean that certain new opportunities will be directed to the Joint Venture and not us, which may reduce the direct benefit that we receive from such new opportunities.

The Joint Venture may have liabilities that are not known to us and the indemnities negotiated in the Framework Agreement may not offer adequate protection.
As part of the Baker Hughes Transaction, the Joint Venture assumed certain liabilities of the Acquired Business. There may be liabilities that we failed or were unable to discover in the course of performing due diligence investigations into the Acquired Business. We may also have not correctly assessed the significance of certain liabilities of the Acquired Business identified in the course of our due diligence. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations. As we integrate the Joint Venture into our operations, we may learn additional information about the Joint Venture, such as unknown or contingent liabilities and issues relating to compliance with applicable laws, that could potentially have an adverse effect on our business, financial condition and results of operations.
We may not be able to enforce claims with respect to certain of the representations and warranties that Baker Hughes Holdings made in the Framework Agreement.
Under the Framework Agreement entered into by Cactus Companies, Baker Hughes Holdings and the Joint Venture on June 2, 2025 (the "Framework Agreement"), Baker Hughes Holdings gave customary representations and warranties related to the Acquired Business. We may not be able to enforce any claims against Baker Hughes Holdings or its affiliates relating to breaches of certain representations and warranties in the Framework Agreement, except in the case of fraud as provided in the Framework Agreement. Accordingly, the liability of these entities with respect to breaches of Baker Hughes Holdings’ representations and warranties under the Framework Agreement is limited. To provide for coverage against certain breaches by Baker Hughes Holdings of its representations and warranties in the Framework Agreement and certain pre-closing taxes of the Joint Venture, we have obtained a representation and warranty insurance policy. The policy is subject to a retention amount, exclusions, policy limits and certain other customary terms and conditions.

The Baker Hughes Transaction represents an expansion outside of our current geographic regions, and we may encounter new obstacles operating in different geographic regions.
Prior to the Baker Hughes Transaction, our operations historically focused on the United States. The Baker Hughes Transaction represents an expansion of our operations in the Middle East and other jurisdictions. Certain aspects related to operating in these new jurisdictions may not be as familiar to us as the jurisdictions in which we operated prior to the Baker Hughes Transaction. As a result, we may encounter obstacles that may cause us not to achieve the expected results of the Baker Hughes Transaction. These obstacles may include a less familiar and more volatile geopolitical landscape, new customers with whom we have no established relationship and just a small number of which account for the preponderance of the Joint Venture’s revenue, pressure from local governments to hire local associates, use local suppliers or to direct business to nationalized companies, unfamiliar operating conditions, and a distinct regulatory environment. Our future success will depend, in part, upon our ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and jurisdictions and associated increased costs and complexity. We may also face increased scrutiny from governmental authorities as a result of the increase in the size of our business. Any adverse conditions, regulations or developments related to our expansion into or within these new jurisdictions may have a negative impact on our business, financial condition and results of operations.
Item 1B.   Unresolved Staff Comments
None.
Item 1C.   Cybersecurity
Risk Management and Strategy.
We depend on information systems and related technologies for internal purposes, including secure data storage, processing, and transmission, as well as in our interactions with our business associates, customers, and suppliers. We also rely on third-party business associates, with whom we may share data and services, to defend their digital technologies and services against attack.
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
Risks from Cybersecurity Incidents
While we have experienced and will likely continue to experience varying degrees of cyber incidents in the normal conduct of our business, including attacks resulting from phishing emails and malware infections, those incidents have not materially affected the Company’s business strategy, results of operations, or financial condition. There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect future material consequences arising from incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks do occur. However, the Company does not currently anticipate that risks from cybersecurity threats are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Governance.
Risk Management Personnel
Our Information Technology ("IT") Director of Cybersecurity and Networking has direct responsibility for assessing, monitoring and managing risks related to cybersecurity threats in conjunction with the Senior Vice President of IT and Chief Information Officer. Third party experts and/or consultants are retained to help identify, assess and monitor cybersecurity incidents and related risks. Our IT Director of Cybersecurity and Networking has been in that position with the Company since 2019 and, including prior experience, has significant experience in managing IT infrastructure, architecture and security. Our Senior Vice President of IT and Chief Information Officer joined the Company in 2025. Over his extensive career, he has developed substantial expertise in enterprise resource planning, infrastructure, applications, IT architecture and cyber security, including experience in areas closely aligned with the Company’s operations.

Monitoring Cybersecurity Risks and Incidents
Our IT Director of Cybersecurity and Networking meets regularly with members of our executive team to discuss and review risks related to cybersecurity. The reviews may include evaluations of risks and incidents identified by third-party providers retained to review our cyber risk as well as cybersecurity threat scenario planning. Identified risks related to cybersecurity threats may also be analyzed as part of our ERM process.

Board of Director Oversight
Our Audit Committee is responsible for oversight of our programs and procedures related to cybersecurity risk. Management provides periodic reports to the Audit Committee on cybersecurity risk. The Audit Committee reports significant findings from these reports to the full Board of Directors.

Item 2.    Properties
The following table sets forth information with respect to our current principal facilities as of December 31, 2025. We believe that our facilities are suitable and adequate for our current operations.

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
(3)    Corporate headquarters.
Item 3.    Legal Proceedings
Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. For information concerning existing legal proceedings as of December 31, 2025, see Note 13 to our consolidated financial statements.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
We have issued and outstanding two classes of common stock, Class A common stock and Class B common stock. Holders of Class B common stock own a corresponding number of CC Units which may be redeemed for shares of Class A common stock. The principal market for our Class A common stock is the New York Stock Exchange, where it is traded under the symbol “WHD.” No public trading market currently exists for our Class B common stock. As of December 31, 2025, there was one holder of record of our Class A common stock. The foregoing does not include the number of shareholders whose shares are nominally held by banks, brokerage houses or other institutions, but includes all such institutions as one record holder. As of December 31, 2025, there were five holders of record of our Class B common stock.
Dividends
We have paid a regular quarterly cash dividend on our Class A common stock as approved by our Board of Directors since December 2019. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to our CC Unit Holders for any dividends declared on our Class A common stock. We have paid quarterly dividends uninterrupted since initiation of the cash dividend program and the approved dividend per share amount has increased from the initial amount of $0.09 per share to the current amount of $0.14 per share of Class A common stock. In fiscal year 2025, the annual dividend rate for our Class A common stock was $0.54 per share compared to $0.50 per share in fiscal year 2024 and $0.46 per share in fiscal year 2023.
We currently intend to continue paying the quarterly dividend at the current levels while retaining the balance of future earnings, if any, to finance the growth of our business or repurchase shares of our Class A common stock. We may seek to increase the dividend in the future if our financial condition and results of operations permit. Our future dividend policy is within the discretion of our Board of Directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory and contractual restrictions on our ability to pay dividends and other factors our Board of Directors may deem relevant.
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
The Inflation Reduction Act of 2022 provides for, among other things, the imposition of a 1% U.S. Federal excise tax on certain repurchases of stock by publicly traded U.S. corporations after December 31, 2022. Accordingly, this excise tax applies to our share repurchase program. For the years ended December 31, 2025 and 2024, issuances of shares exceeded share repurchases and, as such, there was no excise tax. In future years, the Company could be subject to the excise tax depending on the total shares repurchased in comparison to shares issued.

Performance Graph
The graph below compares the cumulative total shareholder return on our Class A common stock to the S&P 500 Index, the S&P Oil & Gas Equipment & Services Select Industry Index and the PHLX Oil Service Index. The total shareholder return assumes $100 was invested on December 31, 2020 in Cactus Inc., the S&P 500 Index, the S&P Oil & Gas Equipment & Services Select Industry Index and the PHLX Oil Service Index. It also assumes reinvestment of all dividends. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Cactus Inc. specifically incorporates it by reference into such filing.

Comparison of Cumulative Total Return Among Cactus Inc., the S&P 500 Index, the S&P Oil and Gas Equipment Select Industry Index and the PHLX Oil Service Index
$250
$200
$150
$100
$50
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Cactus Inc.
S&P 500 Index
S&P Oil and Gas Equipment Select Industry Index
PHLX Oil Service Index

Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchase of Class A common stock during the three months ended December 31, 2025 (in whole shares).

Period	Total number of shares purchased(1)	Weighted-average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum dollar value of shares that may yet be purchased under the plans or programs (3)
October 1-31, 2025	—	$—	—	$146,302,153
November 1-30, 2025	—	$—	—	$146,302,153
December 1-31, 2025	289	$43.36	—	$146,302,153
Total	289	$43.36	—	$—

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
Market Factors
See “Item 1. Business” for information on our products and business. Demand for our products and services depends primarily upon oil and gas industry activity levels, including the number of active drilling rigs, the number of wells being drilled, the number of wells being completed and the volume of newly producing wells, among other factors. Oil and gas E&P activity is in turn heavily influenced by, among other factors, investor sentiment, availability of capital and oil and gas prices locally and worldwide, which have historically been volatile.
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
We operate through service centers in the United States, which are strategically located in the key oil and gas producing regions, and in Eastern Australia. These service centers support our field services and provide equipment assembly and repair services. We also provide rental and service operations in the Middle East. Pressure Control manufacturing and production facilities are located in Bossier City, Louisiana, Suzhou, China and Hai Duong, Vietnam.
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

Seasonality
Our business experiences some seasonality during the fourth quarter due to holidays and customers managing their cash balances as the year closes out. These activities can lead to lower demand in our three revenue categories as well as lower margins, particularly in field services due to lower labor utilization.
Recent Developments and Trends
Oil and Natural Gas Prices
The following table summarizes average oil and natural gas prices in North America over the indicated periods as well as industry activity levels as reflected by the average number of active onshore drilling rigs during the same periods.

	Year Ended
	December 31,
	2025	2024	2023
WTI Oil Price ($/bbl) (1)	$65.39	$76.63	$77.58
Natural Gas Price ($/MMBtu) (2)	$3.52	$2.19	$2.53
U.S. Land Drilling Rigs (3)	545	580	667

(1) U.S. Energy Information Administration (“EIA”) Cushing, OK WTI (“West Texas Intermediate”) spot price per barrel of crude oil.
(2) EIA Henry Hub Natural Gas spot price per million British Thermal Unit (“MMBtu”).
(3) Based on Baker Hughes rig count information.
Broad economic uncertainty, geopolitical uncertainty, and robust supply of crude oil relative to demand resulted in lower oil prices and U.S. drilling activity levels in 2025. Onshore U.S. drilling activity levels declined through the first half of 2025, resulting in the average number of U.S. land drilling rigs for 2025 to be 6% below 2024 levels. Average oil prices were down 15% from 2024 average levels. Conversely, optimism regarding the medium-to-long term outlook for natural gas demand strengthened as energy demands from artificial intelligence-associated infrastructure build out increased. Henry Hub natural gas prices increased approximately 61% in 2025 from 2024 with prices averaging $3.52 per MMBtu in 2025 compared to $2.19 per MMBtu in 2024. Natural gas-directed drilling activity favorably impacted industry activity levels, but not enough to offset weakness in oil-directed drilling activity. Ongoing conflicts in Ukraine and the Middle East have had global repercussions on commodity prices and have resulted in increased market uncertainty and volatile equity and commodity pricing.
U.S. Trade Policies
Over the course of 2025, the Trump administration has implemented and announced a number of new tariffs, including new Section 232 tariffs of 50% on imports of steel and certain products made from steel from most countries outside of the U.S., and Synthetic Opioid tariffs on all imports from China. Threats and actual implementation of tariffs continue to cause much market and geopolitical uncertainty, as evidenced by the recently announced and then rescinded imposition of tariffs by the U.S. on imports from NATO allies opposed to U.S. intervention in Greenland. Tariff announcements have resulted in global equity, bond, and currency markets to experience heightened levels of volatility as market participants incorporate potential effects of supply chain disruption, inflation, and consumer demand into pricing models.

We are incurring, and expect to continue to incur, elevated tariff expenses on our goods imported from Vietnam and China, and experience generally higher steel input costs at our Bossier City manufacturing facility as a result of the broad Section 232 tariffs. Both tariffs and higher steel input costs have impacted profitability, although the impact has been partially mitigated by cost reduction efforts and increased pricing. The weaker oil demand and increased supply outlook and associated decline in commodity pricing has led and is likely to continue to lead to lower U.S. land drilling and completion activity levels in 2026 and correspondingly may reduce domestic demand for our products and services.

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

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table presents summary consolidated operating results for the periods indicated:

	Year Ended
	December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$717,191	$724,038	$(6,847)	(0.9)%
Spoolable Technologies	368,245	407,038	(38,793)	(9.5)
Corporate and other	(6,385)	(1,262)	(5,123)	nm
Total revenues	1,079,051	1,129,814	(50,763)	(4.5)
Operating income
Pressure Control	189,861	210,710	(20,849)	(9.9)
Spoolable Technologies	98,660	104,864	(6,204)	(5.9)
Total segment operating income	288,521	315,574	(27,053)	(8.6)
Corporate and other expenses	(38,020)	(25,961)	(12,059)	46.5
Total operating income	250,501	289,613	(39,112)	(13.5)

Interest income, net	10,962	6,459	4,503	69.7
Other (expense) income, net	(794)	3,204	(3,998)	nm
Income before income taxes	260,669	299,276	(38,607)	(12.9)
Income tax expense	59,027	66,518	(7,491)	(11.3)
Net income	$201,642	$232,758	$(31,116)	(13.4)
Less: net income attributable to non-controlling interest	35,628	47,351	(11,723)	(24.8)
Net income attributable to Cactus Inc.	$166,014	$185,407	$(19,393)	(10.5)%

nm = not meaningful
Pressure Control. Pressure Control revenue was $717.2 million for 2025, a decrease of $6.8 million, or 0.9%, from $724.0 million for 2024. The decrease in revenues was primarily due to reduced sales of wellhead and production related equipment resulting from lower drilling and completion activity by our customers following a decline in rig counts, offset by an increase in intersegment sales. Operating income of $189.9 million in 2025 resulted in a decrease of $20.8 million, or 9.9%, from $210.7 million in 2024. The decrease in operating income was primarily attributable to escalated tariff cost impacts on product margins, as well as increased legal expenses and reserves in connection with litigation claims.
Spoolable Technologies. Spoolable Technologies revenue of $368.2 million for 2025, represented a decrease of $38.8 million, or 9.5%, from $407.0 million for 2024, primarily due to reduced sales of spoolable pipe and associated end fittings resulting from lower domestic activity by our customers. Total operating income of $98.7 million for 2025, resulted in a decrease of $6.2 million, or 5.9%, from $104.9 million for 2024. Operating income for 2025 was reduced primarily due to lower sales volume. Operating income for 2024 included a non-recurring $16.3 million of expense related to the change in fair value of the earn‑out liability associated with the FlexSteel acquisition.

Corporate and other. Corporate and other revenue includes the elimination of inter-segment sales from our Pressure Control segment to our Spoolable Technologies segment. Corporate and other expenses include costs associated with executive management and other administrative functions not directly attributable to our reporting segments. Corporate and other expenses for 2025 were $38.0 million, an increase of $12.1 million from $26.0 million for 2024. The increase was largely attributable to professional fees associated with the Baker Hughes transaction.

Interest income, net. Interest income, net was $11.0 million in 2025 compared to $6.5 million in 2024. The increase in interest income, net of $4.5 million was primarily due to an increase in interest income earned on higher levels of cash invested during the period.

Other (expense) income, net. Other expense, net of $0.8 million in 2025, represented a decrease of $4.0 million, compared to other income, net of $3.2 million. The decrease primarily related to the revaluation of the liability related to the tax receivable agreement as a result of changes to the forecasted state tax rate.
Income tax expense. Income tax expense for 2025 was $59.0 million (22.6% effective tax rate) compared to $66.5 million (22.2% effective tax rate) for 2024. Income tax expense for 2025 includes $57.3 million of expense associated with current income, approximately $0.3 million of expense associated with permanent differences related to equity compensation, and approximately $1.4 million of expense associated with other adjustments. Income tax expense for 2024 includes approximately $66.5 million of expense associated with current income. Additionally, in 2024 we recognized $2.1 million of expense associated with the revaluation of our deferred tax asset as a result of a change in our forecasted state tax rate, a $2.1 million benefit related to the finalization of our 2023 tax returns, a $0.7 million benefit associated with permanent differences related to equity compensation and $0.7 million of expense associated with other adjustments. Partial valuation releases occur in conjunction with redemptions of CC Units as a portion of Cactus Inc.’s deferred tax assets from its investment in Cactus Companies becomes realizable. Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus Companies. Income allocated to the non-controlling interest is only taxable to the non-controlling interest.
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
Interest income (expense), net. Interest income, net was $6.5 million in 2024 compared to interest expense, net of $6.5 million in 2023. The increase in interest income, net of $12.9 million was primarily due to an increase in interest income earned on cash invested during the 2024 period. Interest expense in 2023 was primarily related to borrowings outstanding through July 2023 under the Amended ABL Credit Facility (the "Second Amended ABL Credit Facility") which were required to finance the FlexSteel acquisition.

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
Liquidity and Capital Resources
At December 31, 2025, we had $494.6 million of cash, cash equivalents and restricted cash, of which $123.6 million was available cash on hand. Restricted cash consisted of $371.0 million of cash held in an escrow account in connection with the Baker Hughes Transaction. In connection with the Baker Hughes Transaction, these funds were required to be placed in escrow and were restricted from use for any purpose other than funding the Baker Hughes Transaction consideration at closing. The escrowed funds were released on January 1, 2026, the acquisition closing date, at which point the restriction lapsed and the cash was released to Baker Hughes Company.
Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under our Amended ABL Credit Facility (as defined in Note 6 in the notes to the Consolidated Financial Statements). Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of December 31, 2025, we had no borrowings outstanding under our Amended ABL Credit

Facility and $222.9 million of available borrowing capacity in addition to $100.0 million available under our Term Loan Facility (as defined in Note 6 to the notes to the Consolidated Financial Statements). We had $1.8 million in letters of credit outstanding at December 31, 2025 which reduced our available borrowing capacity. We were in compliance with the covenants of the Amended ABL Credit Facility as of December 31, 2025.
In June 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. At December 31, 2025, $146.3 million of Class A common stock could be repurchased under our share repurchase program.
We expect that our existing cash on hand, cash generated from operations and available borrowings under our Amended ABL Credit Facility and Term Loan Facility will be sufficient for the next 12 months to meet our material cash requirements, including working capital requirements, debt service obligations, anticipated capital expenditures, lease obligations, repurchases of shares of our Class A common stock, expected TRA liability payments, anticipated tax liabilities and dividends to holders of our Class A common stock as well as pro rata cash distributions to holders of CC Units other than Cactus Inc.
We currently estimate our net capital expenditures for the year ending December 31, 2026 will range from $40 million to $50 million, including investments in international expansion such as investments in the Joint Venture, further diversification of our low cost supply chain, enhancements for our Baytown, TX manufacturing plant and Hobbs, NM service center and additional deployment of equipment to facilitate installation of recent product introductions. We continuously evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including, among other things, demand for rental assets, available capacity in existing locations, prevailing economic conditions, market conditions in the E&P industry, customers’ forecasts, crude oil and natural gas price volatility and company initiatives.
For information concerning our future lease payments as of December 31, 2025, see Note 10 to our consolidated financial statements.
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
Assuming no material changes in the relevant tax law, we expect that if the TRA were terminated as of December 31, 2025, the estimated termination payments, based on the assumptions discussed in Note 11 of the notes to the Consolidated Financial Statements, would be approximately $251.2 million, calculated using a discount rate equal to the 12-month term SOFR published by CME Group Benchmark Administration Limited, plus 221.5 basis points, applied against an undiscounted liability of $348.4 million. A 10% increase in the price of our Class A common stock at December 31, 2025 would have increased the discounted liability by $7.6 million to $258.8 million (an undiscounted increase of $11.9 million to $360.3 million), and likewise, a 10% decrease in the price of our Class A common stock at December 31, 2025 would have decreased the discounted liability by $7.6 million to $243.6 million (an undiscounted decrease of $11.9 million to $336.6 million).

Cash Flows
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$258,417	$316,113
Net cash used in investing activities	(39,063)	(35,388)
Net cash used in financing activities	(69,064)	(70,144)

Net cash provided by operating activities was $258.4 million in 2025 compared to $316.1 million in 2024. Operating cash flows decreased primarily due to lower earnings as well as an increase in cash outflows associated with working capital, largely related to purchases of inventory of $26.8 million, reflecting escalated values due to tariffs. These decreases in operating cash flows were partially offset by an increase in customer collections of $13.4 million.
Net cash used in investing activities was $39.1 million and $35.4 million for 2025 and 2024, respectively. The 2025 increase was primarily due to the initial investment of $6.0 million related to our joint venture in Vietnam intended to further diversify our manufacturing capabilities, partly offset by an increase in proceeds from sale of assets.
Net cash used in financing activities was $69.1 million for 2025 compared to net cash used by in financing activities of $70.1 million for 2024. The year ended December 31, 2025 value includes a $3.4 million decrease in share repurchases, primarily associated with the Company's share repurchase program, more than offset by higher dividend payments of approximately $3.8 million, a $2.4 million payment of deferred financing costs and a $2.3 million increase in member distributions. The year ended December 31, 2024 included a $6.0 million payment of contingent consideration.
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
Estimating the amount and timing of the tax benefit is by its nature imprecise and the assumptions used in the estimates can change. The tax benefit is dependent upon future events and assumptions, the amount of the redeeming unit holders’ tax basis in its CC Units (formerly CW Units) at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future and the U.S. federal, state and local income tax rate then applicable, and the portion of Cactus Inc.’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. The most critical estimate included in calculating the TRA liability to record is the combined U.S. federal income tax rate and an assumed combined state and local income tax rate, to determine the future benefit we will realize. A 100 basis point decrease/increase in the blended tax rate used would decrease/increase the TRA liability recorded at December 31, 2025 by approximately $14.4 million.
Recent Accounting Pronouncements
See Note 2 of the notes to the Consolidated Financial Statements for discussion of recent accounting pronouncements.
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risk from changes in foreign currency exchange rates and changes in interest rates.
Foreign Currency Exchange Rate Risk
We have subsidiaries with operations in China, Australia, Canada and Vietnam who conduct business in their local currencies (functional currencies) and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open foreign currency forward contracts to hedge this risk.
Additionally, certain intercompany balances between our U.S. and foreign subsidiaries as well as other financial assets and liabilities are denominated in U.S. dollars. Since this is not the functional currency of our foreign subsidiaries, the changes in these balances are translated in our Consolidated Statements of Income, resulting in the recognition of a remeasurement gain or loss. In order to provide a hedge against currency fluctuations on the U.S. dollar denominated assets and liabilities held by certain of our foreign subsidiaries, we enter into monthly foreign currency forward contracts (balance sheet hedges) to attempt to offset the remeasurement gain or loss recorded at the foreign subsidiary. As of December 31, 2025, if the U.S. dollar strengthened or weakened 5%, the impact to the unrealized value of our forward contracts would be less than $0.1 million. The gain or loss on the forward contracts would be largely offset by the gain or loss on the underlying foreign subsidiary assets and liabilities, and therefore, would have minimal impact on future earnings.
Interest Rate Risk
Our Amended ABL Credit Facility (as defined in Note 6 in the notes to the Consolidated Financial Statements) is variable rate debt. At December 31, 2025, there were no borrowings outstanding. Borrowings under our Amended ABL Credit Facility and Term Loan Facility bear interest at Cactus Company’s option at either the Alternate Base Rate (as defined therein) or the Adjusted Term SOFR Rate (as defined therein), plus, in each case, an applicable margin.

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
In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or “COSO”) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
Our independent registered public accounting firm, PricewaterhouseCoopers, LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2025, which appears herein.

/s/ Scott Bender	/s/ Jay A. Nutt
Chief Executive Officer, Chairman of the Board and Director	Executive Vice President and Chief Financial Officer

Houston, Texas
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cactus, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cactus, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Liability related to the Tax Receivable Agreement
As described in Note 11 to the consolidated financial statements, the Company has a liability under the Tax Receivable Agreement ("TRA") of $262.9 million as of December 31, 2025. In connection with its initial public offering, the Company entered into the TRA with certain direct and indirect owners of Cactus LLC (the "TRA Holders"). The TRA generally provides for the payment by the Company to the TRA Holders of 85% of the net cash savings, if any, in United States federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances as a result of (i) certain increases in tax basis that occur as a result of the Company's acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s ownership interest in Cactus, LLC (ii) certain increases in tax basis resulting from the repayment of borrowings outstanding under Cactus LLC’s term loan facility, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRA. Management calculates the TRA liability by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state.
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
February 26, 2026

We have served as the Company’s auditor since 2015, which includes periods before the Company became subject to SEC reporting requirements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share data)	2025	2024
Assets
Current assets
Cash and cash equivalents	$123,571	$342,843
Restricted cash	371,011	—
Accounts receivable, net of allowance of $4,494 and $3,779, respectively	164,493	191,627
Inventories	276,613	226,796
Prepaid expenses and other current assets	19,231	13,422
Total current assets	954,919	774,688
Property and equipment, net	342,592	346,008
Operating lease right-of-use assets, net	19,491	24,094
Intangible assets, net	148,004	163,991
Goodwill	203,028	203,028
Deferred tax asset, net	187,545	219,003
Investment in unconsolidated affiliates	5,923	—
Other noncurrent assets	10,115	8,516
Total assets	$1,871,617	$1,739,328
Liabilities and Equity
Current liabilities
Accounts payable	$71,541	$72,001
Accrued expenses and other current liabilities	59,095	75,416
Current portion of liability related to tax receivable agreement	21,314	20,297
Finance lease obligations, current portion	7,476	7,024
Operating lease liabilities, current portion	4,815	4,086
Total current liabilities	164,241	178,824
Deferred tax liability, net	2,786	2,868
Liability related to tax receivable agreement, net of current portion	241,609	258,376
Finance lease obligations, net of current portion	9,672	10,528
Operating lease liabilities, net of current portion	15,786	20,078
Other noncurrent liabilities	4,475	4,475
Total liabilities	438,569	475,149
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 68,890 and 68,152 shares issued and outstanding	688	681
Class B common stock, $0.01 par value, 215,000 shares authorized, 10,958 and 11,433 shares issued and outstanding	—	—
Additional paid-in capital	546,926	520,794
Retained earnings	680,353	552,133
Accumulated other comprehensive loss	(1,577)	(2,491)
Total stockholders’ equity attributable to Cactus Inc.	1,226,390	1,071,117
Non-controlling interest	206,658	193,062
Total stockholders’ equity	1,433,048	1,264,179
Total liabilities and equity	$1,871,617	$1,739,328
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024	2023
(in thousands, except per share data)
Revenues
Product revenue	$825,471	$852,265	$810,379
Rental revenue	85,240	101,785	113,631
Field service and other revenue	168,340	175,764	172,950
Total revenues	1,079,051	1,129,814	1,096,960
Costs and expenses
Cost of product revenue	489,751	496,888	490,149
Cost of rental revenue	48,042	54,448	61,983
Cost of field service and other revenue	141,840	142,085	138,536
Selling, general and administrative expenses	148,917	130,462	127,076
Change in fair value of earn-out liability	—	16,318	14,850
Total costs and expenses	828,550	840,201	832,594
Operating income	250,501	289,613	264,366

Interest income (expense), net	10,962	6,459	(6,480)
Other (expense) income, net	(794)	3,204	4,490
Income before income taxes	260,669	299,276	262,376
Income tax expense	59,027	66,518	47,536
Net income	$201,642	$232,758	$214,840
Less: net income attributable to non-controlling interest	35,628	47,351	45,669
Net income attributable to Cactus Inc.	$166,014	$185,407	$169,171

Earnings per Class A share - basic	$2.42	$2.79	$2.62
Earnings per Class A share - diluted	$2.41	$2.77	$2.57

Weighted average Class A shares outstanding - basic	68,565	66,393	64,641
Weighted average Class A shares outstanding - diluted	69,015	79,915	79,460
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
(in thousands)
Net income	$201,642	$232,758	$214,840
Foreign currency translation adjustments	1,129	(1,974)	239
Comprehensive income	202,771	230,784	215,079
Less: comprehensive income attributable to non-controlling interest	35,843	47,042	45,750
Comprehensive income attributable to Cactus Inc.	$166,928	$183,742	$169,329
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	60,903	$609	14,978	$—	$310,528	$261,764	$(984)	$138,528	$710,445
Issuance of common stock	3,352	34	—	—	143,722	—	—	26,122	169,878
Member distributions	—	—	—	—	—	—	—	(16,644)	(16,644)
Effect of CW Unit redemptions	944	9	(944)	—	12,787	—	—	(12,796)	—
Tax impact of equity transactions	—	—	—	—	(13,099)	—	—	16,508	3,409
Equity award vestings	218	2	—	—	(3,422)	—	—	(1,501)	(4,921)
Other comprehensive loss	—	—	—	—	—	—	158	81	239
Share repurchases	(8)	—	—	—	(286)	—	—	(41)	(327)
Stock-based compensation	—	—	—	—	14,782	—	—	3,322	18,104
Cash dividends declared ($0.46 per share)	—	—	—	—	—	(30,253)	—	—	(30,253)
Net income	—	—	—	—	—	169,171	—	45,669	214,840
Balance at December 31, 2023	65,409	$654	14,034	$—	$465,012	$400,682	$(826)	$199,248	$1,064,770
Member distributions	—	—	—	—	—	—	—	(13,290)	(13,290)
Effect of CC Unit redemptions	2,601	26	(2,601)	—	41,636	—	—	(41,662)	—
Tax impact of equity transactions	—	—	—	—	2,014	—	—	—	2,014
Equity award vestings	228	2	—	—	(4,292)	—	—	(1,669)	(5,959)
Other comprehensive income	—	—	—	—	—	—	(1,665)	(309)	(1,974)
Share repurchases	(87)	(1)	—	—	(2,996)	—	—	(375)	(3,372)
Stock-based compensation	—	—	—	—	19,420	—	—	3,768	23,188
Cash dividends declared ($0.50 per share)	—	—	—	—	—	(33,956)	—	—	(33,956)
Net income	—	—	—	—	—	185,407	—	47,351	232,758
Balance at December 31, 2024	68,151	$681	11,433	$—	$520,794	$552,133	$(2,491)	$193,062	$1,264,179
Member distributions	—	—	—	—	—	—	—	(15,604)	(15,604)
Effect of CC Unit redemptions	475	—	(475)	—	8,550	—	—	(8,550)	—
Tax impact of equity transactions	—	—	—	—	736	—	—	—	736
Equity award vestings	264	7	—	—	(4,376)	—	—	(1,558)	(5,927)
Other comprehensive loss	—	—	—	—	—	—	914	215	1,129
Stock-based compensation	—	—	—	—	21,222	—	—	3,465	24,687
Cash dividends declared ($0.54 per share)	—	—	—	—	—	(37,794)	—	—	(37,794)
Net income	—	—	—	—	—	166,014	—	35,628	201,642
Balance at December 31, 2025	68,890	$688	10,958	$—	$546,926	$680,353	$(1,577)	$206,658	$1,433,048
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$201,642	$232,758	$214,840
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	63,914	60,438	65,045
Deferred financing cost amortization	1,081	1,120	4,514
Stock-based compensation	24,493	22,888	18,105
Provision for expected credit losses	1,211	370	2,622
Inventory obsolescence	3,163	3,841	5,337
Gain on disposal of assets	(2,985)	(1,013)	(3,156)
Deferred income taxes	35,142	19,773	17,343
Change in fair value of earn-out liability	—	16,318	14,850
(Gain) loss from revaluation of liability related to tax receivable agreement	794	(3,204)	(4,490)
Changes in operating assets and liabilities:
Accounts receivable	26,443	13,048	(11,858)
Inventories	(52,456)	(25,628)	41,922
Prepaid expenses and other assets	(5,955)	(2,267)	753
Accounts payable	(2,132)	675	8,710
Accrued expenses and other liabilities	(15,869)	28,964	(7,367)
Payments pursuant to tax receivable agreement	(20,069)	(20,800)	(26,890)
Payment of earn-out liability	—	(31,168)	—
Net cash provided by operating activities	258,417	316,113	340,280
Cash flows from investing activities
Acquisition of a business, net of cash and cash equivalents acquired	—	—	(616,189)
Investment in unconsolidated affiliates	(6,000)	—	—
Capital expenditures and other	(38,805)	(39,176)	(43,977)
Proceeds from sale of assets	5,742	3,788	5,373
Net cash used in investing activities	(39,063)	(35,388)	(654,793)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	—	155,000
Repayments of borrowings of long-term debt	—	—	(155,000)
Net proceeds from the issuance of Class A common stock	—	—	169,878
Payment of contingent consideration	—	(5,960)	—
Payments of deferred financing costs	(2,400)	—	(6,934)
Payments on finance leases	(7,692)	(7,882)	(7,652)
Dividends paid to Class A common stock shareholders	(37,441)	(33,681)	(30,124)
Distributions to members	(15,604)	(13,290)	(16,644)
Repurchases of shares	(5,927)	(9,331)	(5,249)
Net cash (used in) provided by financing activities	(69,064)	(70,144)	103,275
Effect of exchange rate changes on cash and cash equivalents	1,449	(1,530)	503
Net increase (decrease) in cash, cash equivalents and restricted cash	151,739	209,051	(210,735)
Cash, cash equivalents and restricted cash
Beginning of period	342,843	133,792	344,527
End of period	$494,582	$342,843	$133,792
The accompanying notes are an integral part of these consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, or as otherwise indicated)
1.Organization and Nature of Operations
Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries (the “Company”), including Cactus Companies, LLC (“Cactus Companies”) are primarily engaged in the design, manufacture, sale and rental of highly engineered pressure control and spoolable pipe technologies. Our products are sold and rented principally for onshore unconventional oil and gas wells and are utilized during the drilling, completion and production phases of our customers’ wells. We also provide field services for all of our products and rental items to assist with the installation, maintenance and handling of the equipment. Additionally, we offer repair and refurbishment services for pressure control equipment. We operate through service centers and pipe yards located in the United States, Canada and Australia. We also provide rental and service operations in the Middle East and other select international markets. We have manufacturing and production facilities in Bossier City, Louisiana, Baytown, Texas and Suzhou, China. In addition, a new plant is commencing production in Vietnam. Our corporate headquarters are located in Houston, Texas.
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

Investments in Unconsolidated Affiliates
In November 2023, the Company entered into an agreement to invest in a Vietnam forging manufacturing facility for an ownership percentage of 40%. In January 2025, the Company provided an initial capital contribution of $6.0 million. In late 2025 the parties decided not to proceed with the development of the facility and are in the process of liquidating the assets and returning the capital to the respective parties. The investment in a company in which Cactus does not have a controlling financial interest, but over which it has significant influence, is accounted for using the equity method. The Company's share of the after-tax earnings of the equity method investment was recorded in field service and other revenue in the consolidated statements of income.

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
Concentrations of Credit Risk
Our assets that are potentially subject to concentrations of credit risk are cash and cash equivalents and accounts receivable. We manage the credit risk associated with these financial instruments by transacting only with what management believes are financially secure counterparties, requiring credit approvals and credit limits and monitoring counterparties’ financial condition. Our receivables are spread over a number of customers, a majority of which are oil and natural gas E&P companies representing private operators, publicly-traded independents, majors and other companies with operations in the key U.S. oil and gas producing basins, as well as Australia, Canada and the Middle East. Our maximum exposure to credit loss in the event of non‑performance by the customer is limited to the receivable balance. We perform ongoing credit evaluations and monitoring as to the financial condition of our customers with respect to trade receivables. Generally, no collateral is required as a condition of sale. We also control our exposure associated with trade receivables by discontinuing sales and service to non-paying customers. For the years ended December 31, 2025, 2024, and 2023 one customer represented 17%, 15% and 10%, respectively, of total Company revenues, with both operating segments reporting revenues with the customer.
Significant Vendors
The principal raw materials used in the manufacture of our pressure control products and rental equipment include forgings, tube and bar stock. In addition, we require accessory items (such as elastomers, ring gaskets, studs and nuts) and machined components and assemblies. The principal raw materials used for our spoolable products include tube, bar stock, steel strip and high-density polyethylene. We purchase a majority of these items from vendors primarily located in the United States, China, India, Australia and Vietnam. For the year ended December 31, 2025 no vendor represented 10% or more of our total third-party vendor purchases of raw materials, finished products, equipment, machining and other services. For the years ended December 31, 2024 and 2023, one vendor represented approximately 10% of our total third-party vendor purchases of raw materials, finished products, equipment, and machining and other services.
Tax Receivable Agreement (TRA)
We account for amounts payable under the TRA in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. As such, subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other income (expense), net. During the years ended December 31, 2025, 2024 and 2023, we recognized a $0.8 million loss, a $3.2 million gain and a $4.5 million gain on the change in the TRA liability, respectively. See Note 11 for further details on the TRA liability.

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
Derivative Financial Instruments
We utilize a hedging program to reduce the risks associated with changes in the value of monetary assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. Under this program, we utilize foreign currency forward contracts to offset gains or losses recorded upon remeasurement of assets and liabilities stated in the non-functional currencies of our subsidiaries. These forward contracts are not designated as hedges for accounting purposes. As such, we record changes in fair value of the forward contracts in our consolidated statements of income along with the gain or loss resulting from remeasurement of the U.S. dollar denominated financial assets and liabilities held by our foreign subsidiaries. The forward contracts are typically only 30 days in duration and are settled and renewed each month. As of December 31, 2025 and 2024, the fair value of our forward contracts was immaterial.

Stock-based Compensation
We measure the cost of equity‑based awards on the grant date fair value and allocate the compensation expense over the requisite service period, which is usually the vesting period. The grant date fair value is determined by the closing price of our Class A common stock on the grant date.
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
Restricted Cash
Restricted cash represents amounts that are not available for general corporate use because they are subject to contractual or legal restrictions. Consistent with U.S. GAAP, the Company presents restricted cash separately from cash and cash equivalents on the consolidated balance sheets and includes restricted cash in the reconciliation of beginning and ending cash, cash equivalents, and restricted cash in the consolidated statements of cash flows.
As of December 31, 2025 the Company had $371.0 million of restricted cash held in an escrow account in connection with the then-pending acquisition of Baker Hughes Pressure Control LP. Under the terms of the purchase agreement, these funds were required to be placed in escrow and were restricted from use for any purpose other than funding the acquisition consideration at closing. The escrowed funds were released on January 1, 2026, the acquisition closing date, at which point the restriction lapsed and the cash was released to certain affiliates of Baker Hughes Company. For information concerning the Baker Hughes Transaction, see Note 19 to our consolidated financial statements.
The restricted cash balance is classified as a current asset, as the restriction was scheduled to be released within one year of the balance sheet date.
The following table provides a reconciliation of the amounts presented in the consolidated balance sheets to the total amounts shown in the consolidated statements of cash flows:

	December 31,
	2025	2024	2023
Cash and cash equivalents	$123,571	$342,843	$133,792
Restricted cash	371,011	—	—
Total cash, cash equivalents and restricted cash	$494,582	$342,843	$133,792

Accounts Receivable and Allowance for Credit Losses
We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas E&P companies in the United States. Our receivables are short-term in nature and typically due in 30 to 60 days. We do not accrue interest on delinquent receivables. Accounts receivable includes amounts billed and currently due from customers and unbilled amounts for products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of December 31, 2025 and 2024 was $39.4 million and $29.8 million, respectively.
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

	Balance at Beginning of Period	Expense	Write off	Other	Balance at End of Period
Year Ended December 31, 2025	$3,779	$1,211	$(502)	$6	$4,494
Year Ended December 31, 2024	3,642	370	(254)	21	3,779
Year Ended December 31, 2023	1,060	2,622	(36)	(4)	3,642
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard cost (which approximates average cost). Costs include an application of related material, direct labor, duties, tariffs, freight and overhead costs. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Reserves are made for excess and obsolete items based on a range of factors, including age, usage and technological or market changes that may impact demand for those products. The inventory obsolescence reserve was $31.1 million and $28.0 million as of December 31, 2025 and 2024, respectively. The following is a roll forward of our inventory obsolescence reserve:

	Balance at Beginning of Period	Expense	Write off	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2025	$28,048	$3,163	$(226)	$129	$31,114
Year Ended December 31, 2024	25,638	3,841	(1,285)	(146)	28,048
Year Ended December 31, 2023	20,488	5,337	(193)	6	25,638
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

Land	N/A
Buildings and improvements	5	-	30	years
Machinery and equipment	3	-	20	years
Reels and skids	10	-	20	years
Vehicles	3	-	5	years
Rental equipment	2	-	11	years
Furniture and fixtures			5	years
Computers and software	3	-	7	years
Property and equipment as of December 31, 2025 and 2024 consists of the following:

	December 31,
	2025	2024
Land	$16,442	$16,442
Buildings and improvements	135,957	133,187
Machinery and equipment	156,467	139,605
Reels and skids	21,480	18,737
Vehicles	39,621	41,175
Rental equipment	233,331	222,975
Furniture and fixtures	2,021	1,905
Computers and software	11,953	4,919
Gross property and equipment	617,272	578,945
Less: Accumulated depreciation	(297,505)	(262,198)
Net property and equipment	319,767	316,747
Construction in progress	22,825	29,261
Total property and equipment, net	$342,592	$346,008
Depreciation and amortization was $63.9 million, $60.4 million and $65.0 million for 2025, 2024 and 2023, respectively. Depreciation and amortization expense is included in the consolidated statements of income as follows:

	Year Ended December 31,
	2025	2024	2023
Cost of product revenue	$17,639	$16,287	$13,762
Cost of rental revenue	17,486	16,634	20,191
Cost of field service and other revenue	11,079	10,604	9,786
Selling, general and administrative expenses	17,710	16,913	21,306
Total depreciation and amortization	$63,914	$60,438	$65,045
Impairment of Long‑Lived Assets
We review the recoverability of long‑lived assets, including finite-lived acquired intangible assets and property and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre‑tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. We concluded there were no indicators evident or other circumstances present that these assets were not recoverable and accordingly, no impairment charges of long‑lived assets were recognized for 2025, 2024 and 2023.

Goodwill
Goodwill represents the excess of purchase price paid over the fair value of the net assets of acquired businesses. Goodwill is not amortized, but we evaluate at least annually whether it is impaired. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. We conduct our annual assessment of the recoverability of goodwill as of December 31 of each year. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, the quantitative assessment of goodwill test is performed. The goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is necessary to perform the quantitative assessment to determine if our goodwill is impaired, we will utilize a discounted cash flow analysis using management’s projections that are subject to various risks and uncertainties of revenues, expenses and cash flows as well as assumptions regarding discount rates, terminal value and control premiums. Estimates of future cash flows and fair value are highly subjective and inherently imprecise. These estimates can change materially from period to period based on many factors. Accordingly, if conditions change in the future, we may record impairment losses, which could be material to any particular reporting period. Based on our annual impairment analysis using qualitative assessments, we concluded that there was no impairment of goodwill in each of the three years ended December 31, 2025.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Accrued professional fees and other	$14,130	$11,385
Payroll, incentive compensation, payroll taxes and benefits	12,609	13,925
Accrued international freight and tariffs	9,540	4,988
Deferred revenue	7,707	8,069
Customer deposits	6,116	6,512
Taxes other than income	3,455	4,045
Income based tax payable	2,497	24,112
Product warranties	1,801	1,493
Accrued dividends	1,240	887
Total accrued expenses and other current liabilities	$59,095	$75,416
Self-Insurance Accrued Expenses
We maintain a partially self-insured health benefit plan which provides medical and prescription drug benefits to certain of our employees electing coverage under the plan. Our exposure is limited by individual and aggregate stop loss limits through third-party insurance carriers. Our self-insurance expense is accrued based upon the aggregate of the expected liability for reported claims and the estimated liability for claims incurred but not reported, based on historical claims experience provided by our third-party insurance advisors, adjusted as necessary based upon management’s reasoned judgment. Actual employee medical claims expense may differ from estimated loss provisions based on historical experience. The liabilities for these claims are included as a component of payroll, incentive compensation, payroll taxes and benefits in the table above and were $2.0 million and $2.3 million at December 31, 2025 and 2024, respectively.
Product Warranties
We generally warrant our wellhead manufactured products for 12 months and our manufactured spoolable pipe and connections for up to 24 months from the date placed in service. The estimated liability for product warranties is based on historical and current claims experience.

Employee Benefit Plans
Our employees within the United States are eligible to participate in a 401(k) plan sponsored by us. These employees are eligible to participate on the first day of the month following 30 days of employment and if they are at least eighteen years of age. Eligible employees may contribute a percentage of their compensation subject to a maximum imposed by the Internal Revenue Code. Broadly similar benefit plans exist for employees of our foreign subsidiaries. We match 100% of the first 3% of gross pay contributed by each employee and 50% of the next 4% of gross pay contributed by each employee, and we may also make additional non‑elective employer contributions at our discretion under the plan. During 2025, 2024 and 2023, employer matching contributions totaled $5.8 million, $5.6 million and $3.7 million, respectively.
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740).” The amendments in this ASU require entities to disclose on an annual basis specific categories in the income tax rate reconciliation and provide additional disclosures for reconciling items that meet a specified quantitative threshold. Entities will also be required to disclose annually income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid by individual jurisdictions that meet a five percent or greater threshold of total income taxes paid net of refunds received. The Company adopted ASU 2023-09 on a prospective basis during the year ended December 31, 2025. See Note 7 Income Taxes in the accompanying notes to the consolidated financial statements for further detail.
Standards Not Yet Adopted
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

Pro forma financial information
The pro forma financial information below represents the combined results of operations for the year ended December 31, 2023, as if the acquisition had occurred as of January 1, 2022. The unaudited pro forma combined financial information includes, where applicable, adjustments for additional amortization expense related to the fair value step-up of intangible assets, additional inventory fair value step-up expense, additional depreciation expense associated with adjusting property and equipment to fair value, decreases in interest expense due to modification of borrowings in conjunction with the acquisition and associated tax-related impacts of adjustments. These pro forma adjustments are based upon assumptions that we believe are reasonable to reflect the impact of the FlexSteel acquisition on our historical financial information on a supplemental pro forma basis. Adjustments do not include the elimination of transaction-related costs incurred or any costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

Year Ended December 31,
2023
Revenues	$1,150,339
Net Income attributable to Cactus, Inc.	181,020
4.Inventories
Inventories consist of the following:

	December 31,
	2025	2024
Raw materials	$28,868	$31,031
Work-in-progress	18,853	10,979
Finished goods	228,892	184,786
Total inventories	$276,613	$226,796
5.Other Intangible Assets

The following table presents the detail of acquired intangible assets other than goodwill as of December 31, 2025:

	Amortization Period	Gross Cost	Accumulated Amortization	Net Book Value
Customer relationships	15 years	$100,300	$(18,946)	$81,354
Developed technology	10 years	77,000	(21,817)	55,183
Tradename	10 years	16,000	(4,533)	11,467
Backlog	3 months	7,000	(7,000)	—
Total		$200,300	$(52,296)	$148,004
All intangible assets are amortized over their estimated useful lives. The weighted average remaining amortization period for identifiable intangible assets acquired is 9.8 years. Amortization expense recognized during the twelve months ended December 31, 2025 was $16.0 million and was recorded in SG&A expenses in the consolidated statements of income. Estimated future amortization expense is as follows:

2026	15,987
2027	15,987
2028	15,987
2029	15,987
2030	15,987
Thereafter	68,069
Total	$148,004

6.Debt
We had no debt outstanding as of December 31, 2025 and 2024. We had $1.8 million in letters of credit outstanding and were in compliance with all covenants under the Amended ABL Credit Facility (as defined below) as of December 31, 2025.
The Amended ABL Credit Facility was amended in December 2025 (the “Amended ABL Credit Facility”). The amendment established a delayed‑draw term loan facility (the “Term Loan Facility”) and extended the maturity of the revolving credit facility. The amendment provides for a term loan facility of up to the lesser of $100.0 million and 85% of the appraised value of eligible machinery and equipment, which may be drawn in up to two advances during the six months following December 1, 2025. The term loan facility was undrawn as of December 31, 2025. Any amounts drawn will mature three years from the initial funding date and bear interest, at the borrower’s option, at ABR or SOFR‑based rates plus applicable margins. The unused portion of the term loan facility is subject to a 0.05% monthly unused line fee.
The December 2025 amendment also extended the maturity of the revolving credit facility to December 1, 2030. The Amended ABL Credit Facility requires compliance with a maximum leverage ratio of 2.50 to 1.00 for so long as the term loan facility is outstanding or available. Until the Term Loan Facility is repaid or terminated without being drawn, the collateral for the ABL Credit Facility was expanded to include certain equipment and intellectual property of Cactus Companies and its subsidiaries that are guarantors.
The Amended ABL Credit Facility provides up to $225.0 million in revolving commitments, of which $20.0 million is available for the issuance of letters of credit. Subject to certain terms and conditions set forth in the Amended ABL Credit Facility, Cactus Companies may request additional revolving commitments in an amount not to exceed $50.0 million, for a total of up to $275.0 million in revolving commitments. The maximum amount that Cactus Companies may borrow under the Amended ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments.
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
At December 31, 2025 and 2024, although there were no borrowings outstanding, the applicable margin on our Term Benchmark borrowings was 1.25%, plus the base rate of one, three or six month SOFR plus 0.10%, subject to a floor rate.
Interest (Income) Expense, net
Interest (income) expense, net, including deferred financing cost amortization, was comprised of the following:

	Year Ended December 31,
	2025	2024	2023
Interest under bank facilities	$695	$639	$3,818
Deferred financing cost amortization	1,081	1,120	4,514
Finance lease interest	1,958	1,635	1,110
Other	615	430	794
Interest income	(15,311)	(10,283)	(3,756)
Interest (income) expense, net	$(10,962)	$(6,459)	$6,480

7.Income Taxes
Domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic	$238,457	$272,689	$241,084
Foreign	22,212	26,587	21,292
Income before income taxes	$260,669	$299,276	$262,376
The provision for income taxes consisted of:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$13,156	$32,910	$18,354
State	2,484	5,183	4,040
Foreign	8,245	8,652	7,799
Total current income taxes	23,885	46,745	30,193
Deferred:
Federal	32,352	17,516	12,925
State	3,560	2,636	4,249
Foreign	(770)	(379)	169
Total deferred income taxes	35,142	19,773	17,343
Total provision for income taxes	$59,027	$66,518	$47,536

     The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	Year Ended
	December 31, 2025 (1)
	Amount	Percent
U.S. federal statutory tax rate	$54,740	21.0%
State and local income taxes, net of federal income tax effect (2)	4,725	1.8
Foreign tax effects	2,265	0.9
Effect of cross-border tax laws	4,146	1.6
Tax credits
Foreign tax credits	(6,043)	(2.3)
Other tax credits	(350)	(0.1)
Changes in valuation allowances
Valuation allowance - foreign tax credits	2,320	0.9
Nontaxable or nondeductible items
Executive Compensation Limited	2,622	1.0
Other adjustments
Income allocable to non-controlling interest	(7,739)	(3.0)
Other	2,341	0.8
Total provision for income taxes and effective tax rate	$59,027	22.6%

(1) Disaggregated in accordance with ASU 2023-09, which was adopted prospectively in 2025.
(2) For 2025, state taxes in New Mexico, Pennsylvania, and Texas make up majority (greater than 50%) of the tax effect of this category

	Year Ended December 31,
	2024 (1)	2023 (1)
Income taxes at 21% statutory tax rate	$62,849	$55,094
Net difference resulting from:
Profit of non-controlling interest not subject to U.S. federal tax	(10,293)	(9,951)
Foreign income taxes (net of foreign tax credit)	2,646	1,918
State income taxes (excluding rate change)	6,113	3,999
Impact of change in forecasted state income tax rate	2,059	4,906
Foreign withholding taxes	1,535	1,419
Change in valuation allowance	—	(12,067)
Adjustments of prior year taxes	(1,757)	480
Stock compensation	(661)	(1,193)
Nondeductible expenses associated with acquisition	2,036	3,951
Other	1,991	(1,020)
Total provision for income taxes	$66,518	$47,536
(1) As presented prior to adoption of ASU 2023-09, which was adopted prospectively in 2025.
Our effective tax rate was 22.6%, 22.2% and 18.1% for the years ended December 31, 2025, 2024 and 2023, respectively. Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus Companies.

Income taxes paid (net of refunds) exceed 5% of total income taxes (net of refunds) in the following jurisdictions:

Year Ended
December 31, 2025
Federal	$36,750
State	3,080
Foreign	8,296
Total income taxes paid (net of refunds)	$48,126
Except for the U.S. federal income tax cash payments reflected above, the only jurisdictions in which the Company remitted cash taxes in excess of 5% of total 2025 cash tax outflows were China and Australia, where cash taxes totaled $5.0 million and $2.8 million, respectively.
The components of deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Investment in Cactus Companies	$171,647	$194,015
Imputed interest	13,874	14,080
Tax credits	13,898	10,563
Net operating loss and other carryforwards	505	9,062
Other	347	356
Deferred tax assets	200,271	228,076
Valuation allowance	(12,726)	(9,073)
Deferred tax asset, net	187,545	219,003

Foreign withholding taxes	1,041	1,529
Other	1,745	1,339
Deferred tax liability, net	$2,786	$2,868
As of December 31, 2025, our liability related to the TRA was $262.9 million, representing 85% of the calculated net cash savings in the United States federal, state and local and franchise tax that we anticipate realizing in future years from certain increases in tax basis and certain tax benefits attributed to imputed interest as a result of our acquisition of CC Units. We have determined it is more-likely-than-not that we will be able to utilize all of our tax basis subject to the TRA; therefore, we have recorded a liability related to the TRA for the tax savings we may realize from certain increases in tax basis and certain tax benefits attributable to imputed interest as a result of our acquisition (or deemed acquisition for United States federal income tax purposes) of CC Units. If we determine the utilization of this tax basis is not more-likely-than-not in the future, our estimate of amounts to be paid under the TRA would be reduced. In this scenario, the reduction of the liability under the TRA would result in a benefit to our pre-tax consolidated results of operations in conjunction with an increase to the valuation allowance and an offsetting adjustment to tax expense.
We record a deferred tax asset for the differences between our tax and book basis in the investment in Cactus Companies (Cactus LLC prior to the CC Reorganization) and imputed interest on the TRA. Based upon our cumulative earnings history and forecasted future sources of taxable income, we believe that we will be able to realize our U.S. deferred tax assets associated with our investment in Cactus Companies in the future. Subsequent to completion of the FlexSteel acquisition during 2023, we determined that we expect to generate sufficient taxable income of the appropriate type to allow for the realization of the deferred tax asset associated with our investment in Cactus Companies and recognized a $12.1 million tax benefit associated with the release of our valuation allowance previously provided. As such, as of December 31, 2023, we no longer have a valuation allowance against the deferred tax asset for the investment in Cactus Companies. During the fourth quarter of 2024, we recognized $2.1 million of tax expense associated with the revaluation of our deferred tax asset (the difference between our tax and book basis in the investment in Cactus Companies and imputed interest) as a result of a change in our forecasted state rate. We also record deferred tax assets for imputed interest, certain tax credits and net operating loss and other carryforwards. As of December 31, 2025, we have a valuation allowance of $12.7 million against these deferred tax assets, primarily associated with our portion of Cactus Companies’ accrued foreign taxes and state tax credits, due to uncertainty of realization.

As of December 31, 2025, we have deferred tax assets on U.S. federal net operating loss (“NOL”) carryforwards of approximately $0.5 million which can be used to offset U.S. federal and state taxes payable in future years. The U.S. federal NOL carryforwards have no expiration date whereas the U.S. state NOL carryforwards generally will expire in periods beginning in 2041.
As of December 31, 2025, the Company had $5.5 million of unrecognized tax benefits all of which would not impact the effective tax rate if recognized. The Company recognizes the interest related to uncertain tax benefits as a component of income tax expense. No penalties or interest were recognized during the year ended December 31, 2025.
The aggregate changes in the balance of the Company's unrecognized tax benefits were as follows for the periods presented (in thousands):

	December 31,
	2025	2024	2023
Balance, beginning of year	$5,474	$5,666	$—
Gross increases based on tax positions related to current year	—	—	5,666
Gross decreases based on tax positions related to prior years	—	(192)	—
Balance, end of year	$5,474	$5,474	$5,666
As a result of the FlexSteel acquisition, we acquired certain carryforward tax attributes, which were accounted for as unrecognized tax benefits in the acquisition accounting. This remains the balance of our uncertain tax positions as of December 31, 2025. The unrecognized tax benefits have been offset by an indemnification receivable from the seller of $5.5 million.
None of federal or state income tax returns are currently under examination by state taxing authorities. Our federal and state income tax returns for the years ended December 31, 2022 through December 31, 2024 remain open for all purposes of examination by the IRS and applicable state taxing jurisdictions. However, certain earlier tax years remain open for adjustment to the extent of their net operating loss and deferred interest carryforwards available for future utilization.
8.Stock-Based Compensation
We have a long-term incentive plan (“LTIP”) that provides for the grant of various stock-based compensation awards at the discretion of our Compensation Committee of our Board of Directors. Employees and non-employee directors are eligible to receive awards under the LTIP. Stock-based awards granted pursuant to the LTIP are expected to be settled in shares of our Class A common stock if they vest. Our stock-based awards do not have voting rights prior to vesting. Dividends declared are accumulated and paid upon vesting. We account for forfeitures when they occur and recognize the impact to stock-based compensation expense at that time. We recorded $24.5 million, $22.9 million and $18.1 million of stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023, respectively. Stock-based compensation expense is primarily recorded in selling, general and administrative expenses. We recognized $0.3 million of expense, and $0.7 million and $1.2 million in tax benefits for tax deductions from the vesting of stock-based awards during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, 4.9 million stock awards were available for grant.
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

The following table summarizes our RSU activity during the year ended December 31, 2025 (RSUs in thousands):

	No. of RSUs	Weighted Average Grant Date Fair Value ($)
Nonvested as of December 31, 2024	862	$45.63
Granted	365	46.42
Vested	(271)	46.70
Forfeited	(30)	46.34
Nonvested as of December 31, 2025	926	$45.60
The weighted average grant date fair value of RSUs granted was $46.42 during 2025, $46.73 during 2024 and $43.19 during 2023. The total fair value of RSUs vested was $12.3 million during 2025, $8.7 million during 2024 and $10.1 million during 2023. There was approximately $23.3 million of unrecognized compensation expense relating to the unvested RSUs as of December 31, 2025. The unrecognized compensation expense will be recognized over the weighted average remaining vesting period of 2.0 years.
Performance Stock Units
Performance stock units (“PSUs”) are granted to our executive officers, and in rare instances, other key employees. Under these awards, the number of shares vested and earned is typically determined at the end of a three-year performance period based on our Return on Capital Employed (“ROCE”). The number of shares earned may range from 0% to 200% of the target units set forth in the applicable award agreement and is determined at the end of the performance period conditioned upon continued service and on our achievement of certain predefined targets as defined in the underlying performance stock unit agreements. PSUs cliff vest upon conclusion of the three-year performance period subject to review and approval of the Compensation Committee. As the ROCE target represents a performance condition, we recognize compensation expense for the performance share units on a straight-line basis over three years based on the probable outcome of the ROCE performance.
The following table summarizes our PSU activity during the year ended December 31, 2025 (PSUs in thousands at their target number of shares, which assumes achievement of 100% of target, unless otherwise noted):

	No. of PSUs	Weighted Average Grant Date Fair Value ($)
Nonvested as of December 31, 2024	181	$44.85
Granted	81	46.47
Vested (1)	(165)	42.59
Performance adjustment (2)	82	42.59
Nonvested as of December 31, 2025	179	$46.62

(1)    Represents shares vested based on actual performance metrics upon conclusion of the performance period.
(2)    Represents additional shares issued to participants upon vesting due to the performance metrics exceeding target upon conclusion of the performance period.
The weighted average grant date fair value of PSUs granted was $46.47 during 2025, $46.74 during 2024 and $44.20 during 2023. The total fair value of PSUs vested was $7.5 million during 2025, $9.2 million during 2024 and $5.9 million during 2023. As of December 31, 2025, there was approximately $4.0 million of unrecognized compensation expense relating to the unvested PSUs (based on the grant date fair value of the awards at 100% of target) which is expected to be recognized over a weighted average period of 1.6 years.

9.Revenue
We disaggregate revenue from contracts with customers into three revenue categories: (i) product revenues, (ii) rental revenues and (iii) field service and other revenues. We have predominately domestic operations, with a small amount of sales in Australia, Canada, the Middle East and other international markets. For the year ended December 31, 2025, we derived 76% of our total revenues from the sale of our products, 8% of our total revenues from rental and 16% of our total revenues from field service and other. This compares to 75% of our total revenues from the sale of our products, 9% of our total revenues from rental and 16% of our total revenues from field service and other for the year ended December 31, 2024.  In 2023, we derived 74% of our total revenues from the sale of our products, 10% from rental and 16% from field service and other. The following table presents our revenues disaggregated by category:

	Year Ended December 31,
	2025	2024	2023
Product revenue	$825,471	$852,265	$810,379
Rental revenue	85,240	101,785	113,631
Field service and other revenue	168,340	175,764	172,950
Total revenue	$1,079,051	$1,129,814	$1,096,960
Deferred revenue as of December 31, 2025 and 2024, had a balance of $7.7 million and $8.1 million, respectively, included in accrued expenses and other current liabilities in the consolidated balance sheets. Deferred revenue represents our obligation to transfer products or perform services for a customer for which we have received cash or billed in advance. The revenue that has been deferred will be recognized upon product delivery or as services are performed. As of December 31, 2025, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied.
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
The following are the components of operating and finance lease costs:

	Year Ended December 31,
	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$8,522	$7,922
Interest expense	1,958	1,635
Operating lease cost	6,796	6,343
Short-term lease cost	5,545	5,304
Sublease income	(501)	(354)
Total lease cost	$22,320	$20,850

The following is supplemental cash flow information for our operating and finance leases:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,958	$1,635
Operating cash flows from operating leases	6,257	6,280
Financing cash flows from finance leases	7,692	7,882
Total	$15,907	$15,797

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1,170	$8,346
Finance leases	7,569	9,021
Total	$8,739	$17,367
The following is the aggregate future lease payments for operating and finance leases as of December 31, 2025:

	Operating	Finance
2026	$5,718	$10,541
2027	4,954	7,123
2028	4,229	3,005
2029	3,066	—
2030	2,343	—
Thereafter	3,157	—
Total undiscounted lease payments	23,467	20,669
Less: effects of discounting	(2,866)	(3,521)
Present value of lease payments	$20,601	$17,148
The following represents the average lease terms and discount rates for our operating and finance leases:

	Year Ended December 31,
	2025		2024
Weighted average remaining lease term:
Finance leases	1.6	years	1.8	years
Operating leases	5.5	years	6.0	years

Weighted average discount rate
Finance leases	20.14%		18.87%
Operating leases	4.73%		4.79%
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
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. As of December 31, 2025, the total liability from the TRA was $262.9 million with $21.3 million reflected in current liabilities based on the expected timing of our next payment. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus Companies or Cactus Inc.
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
12.Equity
As of December 31, 2025, Cactus Inc. owned 86.3% of Cactus Companies, as compared to 85.6% as of December 31, 2024. As of December 31, 2025, Cactus Inc. had outstanding 68.9 million shares of Class A common stock (representing 86.3% of the total voting power) and 11.0 million shares of Class B common stock (representing 13.7% of the total voting power).
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
Since our IPO in February 2018, an aggregate of 49.6 million CC Units (including CW Units prior to the CC Reorganization) and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock. The following is a roll forward of ownership of CC Units (including CW Units prior to the CC Reorganization) for the three years ended December 31, 2025 (in thousands):

Units
CW Units outstanding as of December 31, 2022	14,978
CC Unit redemptions	(944)
CC Units outstanding as of December 31, 2023	14,034
CC Unit redemptions	(2,601)
CC Units outstanding as of December 31, 2024	11,433
CC Unit redemptions	(476)
CC Units outstanding as of December 31, 2025	10,957
Certain CC Unit Holders (CW Unit Holders prior to the CC Reorganization) redeemed 0.5 million, 2.6 million and 0.9 million CC Units (CW Units prior to the CC Reorganization), together with a corresponding number of shares of Class B common stock, pursuant to the Redemption Right for the years ended December 31, 2025, 2024 and 2023, respectively. Cactus Inc. acquired the redeemed CC Units (CW Units prior to the CC Reorganization) and a corresponding number of shares of Class B common stock (which shares of Class B common stock were then canceled) and issued 0.5 million, 2.6 million and 0.9 million shares of Class A common stock to the redeeming CC Unit Holders (CW Unit Holders prior to the CC Reorganization) during the same respective time periods. As a result of all of the CC Unit (CW Units prior to the CC Reorganization) redemptions during the years ended December 31, 2025, 2024 and 2023, Cactus Inc. increased its ownership in Cactus Companies (Cactus LLC prior to the CC Reorganization) and accordingly, increased its equity by approximately $8.6 million, $41.7 million and $12.8 million, respectively, resulting from a reduction in the non-controlling interest.
Dividends
Aggregate cash dividends of $0.54, $0.50 and $0.46 per share of Class A common stock declared during the years ended December 31, 2025, 2024 and 2023 totaled $37.8 million, $34.0 million and $30.3 million, respectively. Cash dividends paid during the years ended December 31, 2025, 2024 and 2023 totaled $37.4 million, $33.7 million and $30.1 million, respectively. Dividends accrue on unvested stock-based awards on the date of record and are paid upon vesting. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our

Class A common stockholders is paid to our CC Unit Holders (CW Unit Holders prior to the CC Reorganization) for any dividends declared on our Class A common stock. See Note 16 for further discussion of distributions made by Cactus Companies.
Share Repurchase Program
On June 6, 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the twelve months ended December 31, 2025, the Company did not purchase any shares under the share repurchase program. As of December 31, 2025, $146.3 million remained authorized for future repurchases of Class A common stock under the program.
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
The fair value of our foreign currency forwards was less than $0.1 million as of December 31, 2025 and 2024, determined using market observable inputs including forward and spot prices (Level 2 inputs).
We had no long-term debt outstanding as of December 31, 2025 or 2024.
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

	December 31, 2023
Risk-free interest rate	5.40%	to	5.63%
Expected revenue volatility	21.70%
Revenue discount rate	10.02%	to	10.23%
Credit discount rate	9.85%
The following table presents a summary of the changes in fair value of our earn-out liability measured using Level 3 inputs:

Opening balance at February 28, 2023	$5,960
Changes in fair value	14,850
Balance at December 31, 2023	20,810
Changes in fair value	16,318
Balance at August 31, 2024	$37,128
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

Financial information by segment for the years ended December 31, 2025, 2024, and 2023 is summarized below.

	Year Ended December 31,
	2025
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$710,806	$368,245	$1,079,051
Intersegment revenue	6,385	—	6,385
Total revenues	717,191	368,245	1,085,436
Reconciliation of revenue
Elimination of intersegment revenue			(6,385)
Total consolidated revenues			1,079,051

Less:(1)
Cost of revenue from external customers	$459,280	$220,353	679,633
Intersegment cost of revenue	5,806	—	5,806
Total cost of revenues	465,086	220,353	685,439
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(5,806)
Total consolidated cost of revenue			679,633

Selling, general, administrative expenses and other (2)	62,244	49,232
Segment profit	$189,861	$98,660	$288,521

Reconciliation of segment profit
Elimination of intersegment profit			(579)
Total consolidated segment profit			$287,942
Corporate expenses (3)			(37,441)
Total operating income			$250,501
Interest income, net			10,962
Other expense, net			(794)
Income before income taxes			$260,669

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

(3) Comprised primarily of expenses not allocated to our operating segments.

	Year Ended December 31,
	2024
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$722,776	$407,038	$1,129,814
Intersegment revenue	1,262	—	1,262
Total revenues	724,038	407,038	1,131,076
Reconciliation of revenue
Elimination of intersegment revenue			(1,262)
Total consolidated revenues			1,129,814

Less:(1)
Cost of revenue from external customers	$455,853	$237,568	$693,421
Intersegment cost of revenue	1,127	—	1,127
Total cost of revenues	456,980	237,568	694,548
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(1,127)
Total consolidated cost of revenue			693,421

Selling, general, administrative expenses and other (2)	56,348	64,606
Segment profit	$210,710	$104,864	$315,574

Reconciliation of segment profit
Elimination of intersegment profit			(135)
Total consolidated segment profit			$315,439
Corporate expenses (3)			(25,826)
Total operating income			$289,613
Interest income, net			6,459
Other income, net			3,204
Income before income taxes			$299,276
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

(3)    Comprised primarily of expenses not allocated to our operating segments.

Additional financial information by operating segment for the years ended December 31, 2025, 2024, and 2023 is summarized below.

	Year Ended December 31,
	2025	2024	2023
Depreciation and amortization:
Pressure Control	$28,585	$26,782	$30,898
Spoolable Technologies	35,329	33,656	34,147
Total depreciation and amortization	$63,914	$60,438	$65,045
Capital expenditures:
Pressure Control	$18,218	$24,240	$40,940
Spoolable Technologies	20,587	14,936	3,037
Total capital expenditures	$38,805	$39,176	$43,977
Segment Assets:(1)
Pressure Control	$468,061	$438,929	$437,887
Spoolable Technologies	695,737	705,943	713,007
Total segment assets	1,163,798	1,144,872	1,150,894
Corporate and other(2)	707,819	594,456	371,667
Total assets	$1,871,617	$1,739,328	$1,522,561

(1)    Segment assets consist of accounts receivables, inventories, prepaid expenses and other current assets, property and equipment, net, goodwill and other intangible assets, net.
(2)    Consists primarily of cash and cash equivalents and deferred tax assets.
Based on the location where the sale originated, revenues in the United States exceeded 95% of total revenues during each of the three years ended December 31, 2025, 2024, and 2023. Additionally, tangible long-lived assets in the United States exceeded 90% of total tangible long-lived assets as of December 31, 2025, 2024, and 2023.
16.Related Party Transactions
When needed, we rent a plane under dry lease from a company owned by a member of Cactus Companies. These transactions are under short-term rental arrangements and the agreement governing these transactions does not qualify as a lease. Effective January 1, 2022, we pay a base hourly rent of $2,500 per flight hour of use of the aircraft, payable monthly, for the hours of aircraft operation. During the year ended December 31, 2025, expense recognized in connection with these rentals totaled $0.2 million as compared to $0.1 million and $0.3 million during each of the years ended December 31, 2024 and 2023, respectively. As of December 31, 2025 and 2024, we had no liability outstanding to the related party. We are also responsible for employing pilots and fuel expenses. Our Chief Executive Officer and President reimburse the Company up to $2,350 per day for their personal use of the pilots employed by the Company, depending on how many company pilots are utilized for the day.
The TRA agreement is with certain direct and indirect holders of CC Units (CW Unit Holders prior to the CC Reorganization), including certain of our officers, directors and employees. These TRA Holders have the right in the future to receive 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Cactus Inc. actually realizes or is deemed to realize in certain circumstances. The total liability from the TRA as of December 31, 2025 was $262.9 million. We pay professional fees to assist with maintenance of the TRA and composite tax payments in advance of the state tax return filings which are reimbursable from the TRA Holders. As of December 31, 2025 and 2024, amounts due from the TRA Holders for fees and estimated state tax payments made on their behalf totaled $0.3 million and $0.4 million, respectively. The balances are included in accounts receivable, net in the consolidated balance sheets.
Distributions made by Cactus Companies (Cactus LLC prior to the CC Reorganization) are generally required to be made pro rata among all its members. During the years ended December 31, 2025, 2024 and 2023, Cactus Companies (Cactus LLC prior to the CC Reorganization) distributed $95.5 million, $68.0 million and $75.8 million, respectively, to Cactus Inc. to fund its dividend, TRA liability and estimated tax payments. During the years ended December 31, 2025, 2024, and 2023 Cactus Companies made pro rata distributions to the other members totaling $15.6 million, $13.3 million, and $16.6 million, respectively.
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
The following table summarizes the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income attributable to Cactus Inc.—basic	$166,014	$185,407	$169,171
Net income attributable to non-controlling interest(1)	—	36,266	35,075
Net income attributable to Cactus Inc.—diluted(1)	$166,014	$221,673	$204,246
Denominator:
Weighted average Class A shares outstanding—basic	68,565	66,393	64,641
Effect of dilutive shares(2)	450	13,522	14,819
Weighted average Class A shares outstanding—diluted	69,015	79,915	79,460

Earnings per Class A share—basic	$2.42	$2.79	$2.62
Earnings per Class A share—diluted(1)(2)	$2.41	$2.77	$2.57
(1)The numerator is adjusted in the calculation of diluted earnings per share under the if-converted method to include net income attributable to the non-controlling interest calculated as its pre-tax income adjusted for a corporate effective tax rate of 26% for the years ended December 31, 2024 and 2023.
(2)Diluted earnings per share for the year ended December 31, 2025 excludes 11.2 million weighted average shares of Class B common stock as the effect would be anti-dilutive.
18.Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2025	2024	2023
Right-of-use assets obtained in exchange for new lease obligations	$8,739	$17,367	$17,520
Property and equipment in accounts payable	1,791	1,150	1,997
Cash paid for interest and income taxes was as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for interest	$3,261	$2,704	$5,629
Cash paid for income taxes, net of refunds	48,126	24,800	25,998

During the years ended December 31, 2025, 2024 and 2023, we issued 0.5 million, 2.6 million and 0.9 million shares of Class A common stock, respectively, pursuant to redemptions of CC Units (CW Units prior to the CC Reorganization) by holders thereof.
19.Subsequent Events
On June 2, 2025, Cactus Companies entered into a Framework Agreement (the “Framework Agreement”) with Baker Hughes Holdings LLC (“Baker Hughes Holdings”) and Baker Hughes Pressure Control LLC, formerly known as Baker Hughes Pressure Control LP (the “Joint Venture”), each of which is an indirect subsidiary of Baker Hughes Company (“Baker Hughes Company”), pursuant to which the Company agreed to acquire 65% of the Joint Venture, which holds Baker Hughes Company’s former surface pressure control business (the “Acquired Business”).
On January 1, 2026 (the “Closing Date”), Baker Hughes Holdings and certain of its affiliates sold 65% of the limited liability company membership interests in the Joint Venture (“Membership Interests”) to Cactus UK Holding Limited (the “Cactus Member”), a subsidiary of Cactus Companies, for a cash purchase price of $344.5 million (on a debt-free, and, except as noted below, cash-free basis), subject to certain working capital, cash, debt, capital expenditure and other customary adjustments after the Closing Date (the “Purchase Price”). The Joint Venture retained minimum cash of approximately $70.0 million (the “Minimum Cash Amount”).
From and after the second anniversary of the Closing Date, (a) Baker Hughes Pressure Control Holdings LLC (the "Baker Member") has the right to sell to either the Joint Venture or the Cactus Member, and the Joint Venture or the Cactus Member, as applicable, shall be obligated to purchase from the Baker Member, and (b) the Cactus Member has the right to purchase or cause the Joint Venture to purchase from the Baker Member, and the Baker Member shall be obligated to sell to the Joint Venture or the Cactus Member, as applicable, all of the Membership Interests held directly or indirectly by Baker Hughes Company (such options described in (a) and (b), the "Exit Option"). The purchase price (the “Exit Price”) will be based on an enterprise value of the Joint Venture using a multiple of six times its Adjusted EBITDA (as defined and calculated pursuant to the Amended and Restated Limited Liability Company Agreement of the Joint Venture, entered into on the Closing Date by the Joint Venture, the Cactus Member, the Baker Member, Cactus Inc. and Baker Hughes Company (the "Joint Venture LLC Agreement")), subject to a maximum valuation of $660.0 million, and if the Cactus Member elects to purchase or cause the Joint Venture to purchase the Membership Interests, a minimum valuation of $530.0 million.
For so long as the Baker Member continues to hold Membership Interests, the Cactus Member shall, subject to certain exceptions, cause the Joint Venture to operate its business in the ordinary course consistent with past practice and not take any actions, the primary intent of which could reasonably be expected to reduce the Exit Price. Certain actions of the Board of Directors of the Joint Venture, including, among other things, matters relating to capital structure, incurrence of indebtedness above a certain threshold, increasing the size of the Board of Directors and the entry by the Joint Venture into a new line of business, require the affirmative vote of more than 75% of the total voting power of the Board of Directors, including, except to the extent the Baker Member is in default, at least one director appointed by the Baker Member.
No member of the Joint Venture may transfer any Membership Interest other than certain permitted transfers, including but not limited to (a) certain permitted transfers to such member’s wholly owned and controlled affiliates and (b) certain transfers made in connection with the exercise of the Exit Option.
The Joint Venture LLC Agreement includes non-compete restrictions on Baker Hughes Company and the Company with respect to (a) developing, manufacturing, distributing, marketing, renting and selling certain products and (b) providing services, including installation, maintenance, rentals, repairs and aftermarket spares related thereto, in the case of both (a) and (b) for surface pressure control applications in certain countries provided in the Joint Venture LLC Agreement, subject to certain exceptions.
In order to compensate Baker Hughes Holdings for the Minimum Cash Amount, Cactus Companies (i) paid Baker Hughes Holdings 65% of the Minimum Cash Amount, or $45.5 million, on the Closing Date, and (ii) will pay Baker Hughes Holdings 35% of the Minimum Cash Amount, or $24.5 million, as follows: $10.0 million on the first anniversary of the Closing Date, and $14.5 million at such time as Baker Hughes Company ceases to be a member, directly or indirectly, of the Joint Venture.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act as amended) as of December 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Management’s Report on Internal Control Over Financial Reporting
Management’s annual report on internal control over financial reporting is incorporated by reference to page 40 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cactus, Inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item (and only such information) is incorporated by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2025 (“Proxy Statement”).
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
2.1
Agreement and Plan of Merger among Cactus, Inc., Atlas Merger Sub, LLC, HighRidge Resources, Inc. and FlexSteel LTIP LP, dated as of December 30, 2022 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Commission on January 3, 2023)

2.2
Framework Agreement by and among Cactus Companies, LLC, Baker Hughes Holdings LLC and Baker Hughes Pressure Control LP, dated as of June 2, 2025 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Commission on June 2, 2025)

3.1	Restated Certificate of Incorporation of Cactus, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 20, 2024)
3.2	Amended and Restated Bylaws of Cactus, Inc. (incorporated by reference to Exhibit 3.6 to the Registrant's Form 10-Q filed with the Commission on August 1, 2024)
4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-K filed with the Commission on February 27, 2025)

10.1
Amended and Restated Limited Liability Company Operating Agreement of Cactus Companies, LLC, dated February 27, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8‑K filed with the Commission on March 1, 2023)

10.2†
Second Amended and Restated Employment Agreement with Scott Bender, dated as of April 25, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 28, 2021)

10.3†
Second Amended and Restated Employment Agreement with Joel Bender, dated as of April 25, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on April 28, 2021)

10.4†
Amended and Restated Noncompetition Agreement with Scott Bender, dated as of February 12, 2018 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)

10.5†
Amended and Restated Noncompetition Agreement with Joel Bender, dated as of February 12, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8‑K filed with the Commission on February 12, 2018)

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
10.10†
Cactus, Inc. Long-Term Incentive Plan (amended and restated effective May 13, 2025) (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 1, 2025)

10.11†
Form of Restricted Stock Agreement under the Cactus Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S‑1 Registration Statement filed with the Commission on January 12, 2018)

10.12†
Form of Restricted Stock Unit Agreement under the Cactus Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Form S‑1 Registration Statement filed with the Commission on January 12, 2018)

10.13†
Form of Restricted Stock Unit Agreement under the Cactus Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on May 1, 2025)

10.14
Amended and Restated Credit Agreement, dated as of February 28, 2023, among Cactus Companies, LLC, as borrower, certain subsidiaries of Cactus Companies, LLC, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K filed with the Commission on March 1, 2023)

Exhibit No.	Description
10.15
First Amendment to Amended and Restated Credit Agreement, dated as of February 28, 2023, among Cactus Companies, LLC, as borrower, certain subsidiaries of Cactus Companies, LLC, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K filed with the Commission on February 29, 2024)

10.16
Second Amendment to Amended and Restated Credit Agreement, dated as of June 2, 2025, among Cactus Companies, LLC, as borrower, certain subsidiaries of Cactus Companies, LLC, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on July 31, 2025)

10.17
Third Amendment to Amended and Restated Credit Agreement, dated December 1, 2025, among Cactus Companies, LLC, as borrower, certain subsidiaries of Cactus Companies, LLC, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on December 2, 2025)

10.18†
Form of Restricted Stock Unit Agreement (Directors, one-year vesting) (incorporated by reference to Exhibit 4.7 to the Registrants Form S-8 Registration Statement filed with the Commission on May 29, 2018)

10.19†*	Form of Restricted Stock Unit Agreement (two-year vesting)
10.20†
Form of Restricted Stock Unit Agreement (Directors, three-year vesting) (incorporated by reference to Exhibit 4.8 to the Registrants Form S-8 Registration Statement filed with the Commission on May 29, 2018)

10.21†
Form of Performance Stock Unit Agreement (three-year vesting) under the Cactus, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on March 17, 2020)

10.22†
Form of Performance Stock Unit Agreement (two and three-year vesting) under the Cactus, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on March 17, 2020)

10.23†
Form of Performance Stock Unit Agreement under the Cactus, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K filed with the Commission on February 28, 2022)

10.24†
Form of Performance Stock Unit Agreement under the Cactus, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on May 1, 2025)

10.25†
Form of Restricted Stock Agreement (four-year cliff vesting) under the Cactus, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on May 10, 2023)

10.26†
Offer Letter to Stephen Tadlock dated May 30, 2017 (incorporated by reference to Item 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on March 15, 2019)

10.27†	Offer Letter to Jay A. Nutt dated May 20, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 1, 2024)
10.28
First Amendment to the Tax Receivable Agreement, dated as of February 29, 2024, by and among Cactus, Inc., Cadent Management Services, LLC and the TRA Holders identified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on May 2, 2024)

10.29
Amended and Restated Limited Liability Company Agreement of Baker Hughes Pressure Control LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 2, 2026)

19	Cactus, Inc. Trading Policy (incorporated by reference to Exhibit 19 to the Registrant's Current Report 10-K filed with the Commission on February 27, 2025)
21.1*	List of Subsidiaries of Cactus, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97
Policy for Recovery of Performance-Based Incentive Compensation from Executive Officers (incorporated by reference to Exhibit 97 to the Registrant’s Form 10-K filed with the Commission on February 29, 2024)

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

Exhibit No.	Description
101.SCH*	XBRL Inline Taxonomy Extension Schema Document
101.CAL*	XBRL Inline Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Inline Taxonomy Label Linkbase Document
101.PRE*	XBRL Inline Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Inline Taxonomy Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.
**   Furnished herewith.
†     Management contract or compensatory plan or arrangement.
Item 16.    Form 10‑K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cactus, Inc.

Date: February 26, 2026	By:	/s/ Scott Bender
Scott Bender
Chief Executive Officer, Chairman of the Board and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Bender	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 26, 2026
Scott Bender

/s/ Jay A. Nutt	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2026
Jay A. Nutt

/s/ Joel Bender	President and Director	February 26, 2026
Joel Bender

/s/ Melissa Law	Director	February 26, 2026
Melissa Law

/s/ Michael McGovern	Director	February 26, 2026
Michael McGovern

/s/ John (Andy) O’Donnell	Director	February 26, 2026
John (Andy) O’Donnell

/s/ Gary Rosenthal	Director	February 26, 2026
Gary Rosenthal

/s/ Bruce Rothstein	Director	February 26, 2026
Bruce Rothstein

/s/ Alan Semple	Director	February 26, 2026
Alan Semple

/s/ Tym Tombar	Director	February 26, 2026
Tym Tombar