Form 10-Q
period 2026-03-31
Cactus, Inc.
filed 2026-05-08
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of May 6, 2026, the registrant had 69,418,430 shares of Class A common stock, $0.01 par value per share, and 10,758,435 shares of Class B common stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements described under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Annual Report”), and under “Part II, Item 1A. Risk Factors” in this Quarterly Report and other cautionary statements contained herein and in our Exchange Act filings. Forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Should one or more of the risks or uncertainties described in our 2025 Annual Report or other Exchange Act filings occur, or should underlying assumptions prove incorrect, our actual results could differ materially from those expressed in any forward-looking statements.
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
i

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except per share data)	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$291,609	$123,571
Restricted cash	—	371,011
Accounts receivable, net of allowance of $5,539 and $4,494, respectively	459,954	164,493
Inventories	404,210	276,613
Prepaid expenses and other current assets	19,630	19,231
Total current assets	1,175,403	954,919
Property and equipment, net	394,976	342,592
Operating lease right-of-use assets, net	34,434	19,491
Intangible assets, net	364,278	148,004
Goodwill	248,334	203,028
Deferred tax asset, net	204,550	187,545
Investment in unconsolidated affiliates	5,946	5,923
Other noncurrent assets	30,160	10,115
Total assets	$2,458,081	$1,871,617
Liabilities, Mezzanine Equity and Stockholders' Equity
Current liabilities
Accounts payable	$315,781	$71,541
Accrued expenses and other current liabilities	64,753	51,388
Contract liabilities	33,593	7,707
Current portion of liability related to tax receivable agreement	21,314	21,314
Finance lease obligations, current portion	7,669	7,476
Operating lease liabilities, current portion	7,977	4,815
Total current liabilities	451,087	164,241
Deferred tax liability, net	38,710	2,786
Liability related to tax receivable agreement, net of current portion	243,500	241,609
Finance lease obligations, net of current portion	9,661	9,672
Operating lease liabilities, net of current portion	29,927	15,786
Other noncurrent liabilities	38,935	4,475
Total liabilities	811,820	438,569
Commitments and contingencies
Mezzanine equity
Redeemable non-controlling interest	240,608	—
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 69,416 and 68,890 shares issued and outstanding	693	688
Class B common stock, $0.01 par value, 215,000 shares authorized, 10,758 and 10,958 shares issued and outstanding	—	—
Additional paid-in capital	569,607	546,926
Retained earnings	621,917	680,353
Accumulated other comprehensive loss	(1,829)	(1,577)
Total stockholders’ equity attributable to Cactus Inc.	1,190,388	1,226,390
Non-controlling interest	215,265	206,658
Total stockholders’ equity	1,405,653	1,433,048
Total liabilities, mezzanine equity and stockholders' equity	$2,458,081	$1,871,617
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Revenues
Product revenue	$297,237	$208,961
Rental revenue	15,930	27,122
Field service and other revenue	75,182	44,236
Total revenues	388,349	280,319
Costs and expenses
Cost of product revenue	207,491	121,456
Cost of rental revenue	10,573	13,735
Cost of field service and other revenue	58,707	37,390
Selling, general and administrative expenses	62,074	39,126
Total costs and expenses	338,845	211,707
Operating income	49,504	68,612

Interest income, net	220	2,325
Income before income taxes	49,724	70,937
Income tax expense	9,503	16,832
Net income	$40,221	$54,105
Less: net income attributable to non-controlling interest	7,315	9,882
Net income attributable to Cactus Inc.	$32,906	$44,223

Net income attributable to Cactus Inc.	$32,906	$44,223
Less: Accretion of redeemable non-controlling interest to redemption value	81,507	—
Net (loss) income attributable to Cactus Inc. including accretion of redeemable non-controlling interest to redemption value	$(48,601)	$44,223

(Loss) earnings per Class A share—basic	$(0.70)	$0.65
(Loss) earnings per Class A share—diluted	$(0.70)	$0.64

Weighted average Class A shares outstanding - basic	69,026	68,194
Weighted average Class A shares outstanding - diluted	69,026	68,664
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$40,221	$54,105
Foreign currency translation adjustments	147	165
Comprehensive income	$40,368	$54,270
Less: comprehensive income attributable to non-controlling interest	7,338	9,911
Comprehensive income attributable to Cactus Inc.	$33,030	$44,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(unaudited)

	Stockholders' Equity									Mezzanine Equity
	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2025	68,890	$688	10,958	$—	$546,926	$680,353	$(1,577)	$206,658	$1,433,048	$—
Redeemable non-controlling interest	—	—	—	—	—	(81,507)	—	(12,633)	(94,140)	94,140
Member distributions	—	—	—	—	—	—	—	(1,502)	(1,502)	—
Effect of CC Unit redemptions	200	2	(200)	—	3,856	—	—	(3,858)	—	—
Tax impact of equity transactions	—	—	—	—	18,718	—	—	—	18,718	—
Equity award vestings	326	3	—	—	(5,977)	—	—	(1,904)	(7,878)	—
Other comprehensive income	—	—	—	—	—	—	(252)	399	147	—
Stock-based compensation	—	—	—	—	6,084	—	—	955	7,039	—
Cash dividends declared ($0.14 per share)	—	—	—	—	—	(9,835)	—	—	(9,835)	—
Acquisition of non-controlling interest	—	—	—	—	—	—	—	19,835	19,835	146,738
Net income	—	—	—	—	—	32,906	—	7,315	40,221	(270)
Balance at March 31, 2026	69,416	$693	10,758	$—	$569,607	$621,917	$(1,829)	$215,265	$1,405,653	$240,608

Balance at December 31, 2024	68,151	$681	11,433	$—	$520,794	$552,133	$(2,491)	$193,062	$1,264,179	$—
Member distributions	—	—	—	—	—	—	—	(5,089)	(5,089)	—
Effect of CC Unit redemptions	—	—	—	—	—	—	—	—	—	—
Tax impact of equity transactions	—	—	—	—	401	—	—	—	401	—
Equity award vestings	239	2	—	—	(4,070)	—	—	(1,430)	(5,498)	—
Other comprehensive income	—	—	—	—	—	—	136	29	165	—
Share repurchases	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,261	—	—	881	6,142	—
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(9,035)	—	—	(9,035)	—
Net income	—	—	—	—	—	44,223	—	9,882	54,105	—
Balance at March 31, 2025	68,390	$683	11,433	$—	$522,386	$587,321	$(2,355)	$197,335	$1,305,370	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$40,221	$54,105
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	36,761	15,678
Deferred financing cost amortization	639	280
Stock-based compensation	7,039	6,064
Provision for expected credit losses	1,060	133
Inventory obsolescence	2,397	(296)
Gain on disposal of assets	(65)	(79)
Deferred income taxes	479	7,623
Changes in operating assets and liabilities:
Accounts receivable	(63,179)	(28,087)
Inventories	(3,224)	(3,112)
Prepaid expenses and other assets	(1,136)	2,080
Accounts payable	100,406	(7,923)
Accrued expenses and other liabilities	5,190	(4,921)
Contract liabilities	1,683	—
Net cash provided by operating activities	128,271	41,545
Cash flows from investing activities
Acquisition of a business, net of cash and cash equivalents acquired	(301,011)	—
Investment in unconsolidated affiliate	—	(6,000)
Capital expenditures and other	(9,724)	(10,230)
Proceeds from sales of assets	746	779
Net cash used in investing activities	(309,989)	(15,451)
Cash flows from financing activities
Payments on finance leases	(1,914)	(1,988)
Dividends paid to Class A common stock shareholders	(10,214)	(9,216)
Distributions to members	(1,502)	(5,089)
Repurchases of shares	(7,899)	(5,498)
Net cash used in financing activities	(21,529)	(21,791)
Effect of exchange rate changes on cash and cash equivalents	274	515
Net increase in cash and cash equivalents	(202,973)	4,818
Cash, cash equivalents, and restricted cash
Beginning of period	494,582	342,843
End of period	$291,609	$347,661

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$5,992	$23,204
Cash paid for interest	$763	$627
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new lease obligations	$4,069	$4,128
Property and equipment in accounts payable	$282	$914
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

The Company currently operates in two business segments: Pressure Control, which includes the legacy Cactus Wellhead business and the Cactus International business, and Spoolable Technologies.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our Annual Report on Form 10-K for the year ended December 31, 2025.

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

For so long as Baker Hughes Pressure Control Holdings LLC (the "Baker Member") continues to hold Membership Interests, the Cactus Member shall cause the Joint Venture to operate its business generally in the ordinary course. Certain actions of the Board of Directors of the Joint Venture require the affirmative vote of at least one director appointed by the Baker Member. Baker Hughes Company ("Baker Hughes Company") and the Company have specific non-compete restrictions with respect to surface pressure control applications in certain countries, and the members of the Joint Venture are subject to certain transfer restrictions with respect to the Membership Interests.

From and after the second anniversary of the Closing Date, the Baker Member has the right to sell to either the Joint Venture or the Cactus Member, and the Cactus Member has the right to purchase or cause the Joint Venture to purchase, all of the Membership Interests held directly or indirectly by Baker Hughes Company. The purchase price will be based on a value of the

Joint Venture using a multiple of six times its trailing twelve month ("TTM") Adjusted EBITDA (as defined and calculated pursuant to the Amended and Restated Limited Liability Company Agreement of the Joint Venture, entered into on the Closing Date by the Joint Venture, the Cactus Member, the Baker Member, Cactus Inc. and Baker Hughes Company (the "Joint Venture LLC Agreement")), subject to a maximum valuation of $660.0 million, and if the Cactus Member elects to purchase or cause the Joint Venture to purchase the Membership Interests, a minimum valuation of $530.0 million applies. In connection with the Baker Hughes Transaction, Cactus Companies is obligated to pay Baker Hughes Holdings $10.0 million subject to contractual adjustments on the first anniversary of the Closing Date and $14.5 million at such time as Baker Hughes Company ceases to be a member of the Joint Venture.

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
The following table provides a reconciliation of the amounts presented in the consolidated balance sheets to the total amounts shown in the consolidated statements of cash flows:

December 31,
2025
Cash and cash equivalents	$123,571
Restricted cash	371,011
Total cash, cash equivalents and restricted cash	$494,582
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
2.     Cactus International Acquisition

As noted above, on June 2, 2025, Cactus Companies, a subsidiary of Cactus, Inc., entered into a Framework Agreement (the “Framework Agreement”) with Baker Hughes Holdings and Baker Hughes Pressure Control LLC, each of which at such time was an indirect subsidiary of Baker Hughes Company, pursuant to which the Company agreed to acquire Baker Hughes Company’s surface pressure control business.

Prior to the Closing Date, Baker Hughes Holdings effected certain restructuring transactions on the terms and subject to the conditions set forth in the Framework Agreement (the “Restructuring Transactions”), as a result the Joint Venture and certain of its subsidiaries came to own the Business Assets and Business Liabilities (each as defined in the Framework Agreement). As part of the Restructuring Transactions, the Joint Venture converted from a Texas limited partnership to a Delaware limited liability company.

On the Closing Date, Baker Hughes Holdings and certain of its affiliates sold 65% of the Membership Interests to the Cactus Member, a subsidiary of Cactus Companies, for a cash purchase price of $344.5 million (on a debt-free, and, except as noted below, cash-free basis), subject to certain working capital, cash, debt, capital expenditure and other customary adjustments after the Closing Date (the “Purchase Price”). The Joint Venture was to retain minimum cash of $70.0 million (the “Minimum Cash Amount”). In order to compensate Baker Hughes Holdings for the Minimum Cash Amount, Cactus Companies (i) paid Baker Hughes Holdings 65% of the Minimum Cash Amount, or $45.5 million, on the Closing Date, and (ii) will pay Baker Hughes Holdings 35% of the Minimum Cash Amount, or $24.5 million, as follows: $10.0 million, subject to contractual adjustments on the first anniversary of the Closing Date, and $14.5 million at such time as Baker Hughes Company ceases to be a member, directly or indirectly, of the Joint Venture.

The acquisition was completed to expand the Company’s surface pressure control operational capabilities and broaden its geographic footprint. The acquired business complements the Company’s existing pressure control offerings through additional product capabilities, manufacturing capacity, geographic markets and customer relationships.

The acquisition is being accounted for using the acquisition method of accounting, with Cactus being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities were recorded at their respective fair values as of the date of the completion of the acquisition. The transaction was treated as a purchase of partnership units for United States federal income tax purposes. In connection with the acquisition, we incurred approximately $5.8 million of transaction costs for the three months ended March 31, 2026 required to effect the transaction and incurred an additional $0.5 million in costs related to the reporting of and accounting for the transaction. These fees primarily related to legal, accounting and consulting fees and are included in selling, general and administrative (“SG&A”) expenses in the statements of income.

Purchase Price Consideration
The estimated purchase price consideration is $362.0 million and is summarized as follows:

Purchase Price Consideration
Initial cash payment (1)(2)	$344,500
Minimum cash amount at closing	45,500
Working capital and other	(34,235)
Deferred Payment (3)	6,266
Fair value of consideration	$362,031
(1) The cash consideration was funded utilizing cash on hand.
(2) The total cash consideration transferred is subject to potential working capital and capital expenditure adjustments.
(3) Represents the estimated fair value of our deferred consideration payment of $10.0 million, subject to contractual adjustments, discounted at present value and payable to the Seller on the first anniversary of the Transaction Date.
Preliminary Purchase Price Allocation
The following table summarizes the preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated fair values as the acquisition date:

Cash and cash equivalents	$70,000
Receivables	241,530
Inventories	137,053
Prepaid expenses and other current assets	2,234
Property and equipment	55,450
Operating lease right-of-use assets	16,188
Identifiable intangible assets	228,800
Other noncurrent assets	17,090
Total assets acquired (A)	768,345
Accounts payable	151,979
Accrued expenses and other current liabilities	43,884
Finance lease obligations	78
Operating lease liabilities	17,119
Deferred tax liabilities	38,559
Other non-current liabilities	33,698
Total liabilities assumed (B)	285,317

Net identifiable assets acquired (C) = (A)-(B)	$483,028
Fair value of the mezzanine classified non-controlling interest (D)	146,738
Fair value of the other non-controlling interest (E)	19,565
Goodwill (F)	45,306
Total consideration to be transferred (G) = (C) - (D) - (E) + (F)	$362,031

Assets acquired and liabilities assumed in connection with the acquisition were recorded at their estimated fair values. Estimated fair values were determined by management, based in part on an independent valuation performed by third-party valuation specialists. The valuation methods used to determine the estimated fair value of intangible assets included the excess earnings approach for customer relationships, which values the relationships on a standalone basis by estimating the excess earnings that are driven by owning the customer relationship via a framework that deducts direct and indirect costs. Backlog is a representation of what a buyer would pay to assume the open customer orders on hand. Several significant assumptions and estimates were involved in the application of these valuation methods, including revenues from equipment sales and services, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. The cash flow forecasts are based solely on facts and circumstances that existed or were reasonably knowable as of the acquisition date. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives.

The fair values determined for accounts receivable, accounts payable and most other current assets and liabilities, other than inventory, were approximately equivalent to the carrying value due to their short-term nature. The gross contractual amounts receivable acquired totaled $242.9 million, of which management estimates $2.6 million will be uncollectible. Acquired inventories are comprised of raw materials, work-in-progress and finished goods. The preliminary fair value of finished goods was calculated as the estimated selling price, less costs of the selling effort and a reasonable profit allowance relating to the selling effort. The preliminary fair value of work-in-progress was calculated as the estimated selling price, less costs to complete, less costs of the selling effort and a reasonable profit allowance on completion and selling costs. The preliminary fair value of raw materials was determined based on replacement cost which approximates historical carrying value. The preliminary fair value of identifiable fixed assets was calculated using a combination of valuation approaches, but primarily consisted of the cost approach which adjusts estimates of replacement cost for the age, condition and utility of the associated assets. The acquisition includes a deferred payment component and a put option and call option for the remaining equity interest. The net put/call was valued at $146.7 million using a Monte Carlo simulation in a risk-neutral framework. The fair value of the remaining noncontrolling interest of 35% after the acquisition was determined using the implied enterprise value based on the purchase price. Due to the redeemable nature of the arrangement, both the fair value of the option and the redeemable NCI are classified within Mezzanine Equity.

Other noncontrolling interests acquired were valued at $19.6 million using the noncontrolling interest of the acquired subsidiary’s fair value measured using discounted cash flows under the income approach.

Goodwill is calculated as the excess of the purchase price over the estimated fair value of net assets acquired and liabilities assumed, and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the estimated fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, market expansion opportunities and other benefits that we believe will result from the combined operations. Goodwill was further increased by the deferred tax liability associated with the fair market value in excess of the tax basis acquired. The goodwill associated with this transaction has been allocated to our Pressure Control segment.

Due to the timing of the completion of the acquisition, the purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding assets acquired and liabilities assumed, and revisions of preliminary estimates of fair values including, but not limited to, certain tangible assets acquired and liabilities assumed, contractual relationships, intangible assets, certain working capital items, deferred income taxes and residual goodwill. These changes to the purchase price allocation could be significant. The purchase price allocation will be finalized within the measurement period of up to one year from the acquisition date.

From the Closing Date through March 31, 2026, Cactus International contributed revenue of $126.9 million and a net loss of $0.5 million to the Company's unaudited condensed consolidated results of operations.

Intangible assets acquired consist of customer relationships, developed technologies and backlog. The Company amortizes finite-lived intangible assets on a straight-line basis over their respective useful lives. The following table presents the details of identifiable intangible assets acquired and the respective estimated useful lives:

(in thousands)	Estimated useful life	Amount
Customer relationships	15.0 years	$169,670
Developed technology	10.0 years	40,360
Backlog	1.0 year	18,770
Total identifiable intangible assets		$228,800

Pro forma financial information

The pro forma financial information below represents the combined results of operations for the three months ended March 31, 2025, as if the acquisition had occurred as of January 1, 2025. There is no pro forma information included for the three months ended March 31, 2026, because the Company’s actual financial results for such period fully reflect the acquisition. The unaudited pro forma combined financial information includes, where applicable, adjustments for additional amortization expense related to the fair value step-up of intangible assets, additional inventory fair value step-up expense, additional depreciation expense associated with adjusting property and equipment to fair value, changes to align accounting policies and associated tax-related impacts of adjustments. These pro forma adjustments are based on available information as of the date hereof and upon assumptions that we believe are reasonable to reflect the impact of the acquisition on our historical financial information on a supplemental pro forma basis. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

Three Months Ended March 31
2025
Revenues	$422,572
Net Income attributable to Cactus, Inc.	41,767

Subsequent measurement of Mezzanine Equity

Although the Mezzanine Equity is not currently redeemable, redemption is considered probable; therefore, the Company elected Method 2 under ASC 480 and remeasures the Mezzanine Equity to its estimated redemption value each reporting period, with subsequent changes reflected directly in retained earnings. The redemption price is determined in accordance with the terms of the agreement and is calculated by applying a specified multiple to EBITDA. For additional information, see “Note 14 – Earnings per Share”.

3.Accounts Receivable and Allowance for Credit Losses

We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas exploration and production companies located in the U.S. and the Middle East. Our receivables are short-term in nature and typically due in 30 to 60 days after the billing for the product that has been delivered or the services that have been provided to the customer. We typically do not accrue interest on delinquent receivables. Accounts receivable includes both amounts billed and currently due from customers, as well as unbilled amounts resulting from accrued revenue associated with products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of March 31, 2026 and December 31, 2025 was $170.8 million and $39.4 million, respectively.

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

	Balance at Beginning of Period	Expense	Write off	Other	Balance at End of Period
Three Months Ended March 31, 2026	$4,494	$1,060	$(11)	$(4)	$5,539
Three Months Ended March 31, 2025	3,779	133	(114)	(11)	3,787

4.Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is generally determined using standard cost, which approximates average cost. Costs include an application of related material, direct labor, duties, tariffs, freight and overhead costs. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Reserves are made for excess and obsolete items based on a range of factors, including age, usage and technological or market changes that may impact demand for those products. Inventories consist of the following:

	March 31, 2026	December 31, 2025
Raw materials	$63,126	$28,868
Work-in-progress	20,041	18,853
Finished goods	321,043	228,892
	$404,210	$276,613
5.Property and Equipment, net
Property and equipment are stated at cost. We manufacture or construct most of our Pressure Control rental equipment assets. During the manufacture of these assets, they are reflected as construction in progress until complete. Property and equipment consists of the following:

	March 31, 2026	December 31, 2025
Land	$16,483	$16,442
Buildings and improvements	161,365	135,957
Machinery and equipment	191,207	156,467
Reels and skids	21,842	21,480
Vehicles	40,292	39,621
Rental equipment	239,617	233,331
Furniture and fixtures	2,023	2,021
Computers and software	11,994	11,953
Gross property and equipment	684,823	617,272
Less: Accumulated depreciation	(309,544)	(297,505)
Net property and equipment	375,279	319,767
Construction in progress	19,697	22,825
Total property and equipment, net	$394,976	$342,592

6.Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price paid over the fair value of the net assets of acquired businesses. Goodwill is not amortized, but we perform an annual goodwill impairment test on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. The change in carrying value of goodwill allocated to our reportable segments during the three months ended March 31, 2026 was as follows:

	Pressure Control	Spoolable Technologies	Total
Balance at December 31, 2025	$7,824	$195,204	$203,028
Cactus International	45,306	—	45,306
Balance at March 31, 2026	$53,130	$195,204	$248,334
The following table presents the detail of acquired intangible assets:

	March 31, 2026			December 31, 2025
	Gross Cost	Accumulated Amortization	Net Cost	Gross Cost	Accumulated Amortization	Net Cost
Customer relationships	$269,970	$(23,445)	$246,525	$100,300	$(18,946)	$81,354
Developed technology	117,360	(24,751)	92,609	77,000	(21,817)	55,183
Trade name	16,000	(4,933)	11,067	16,000	(4,533)	11,467
Backlog	25,770	(11,693)	14,077	7,000	(7,000)	—
Total	$429,100	$(64,822)	$364,278	$200,300	$(52,296)	$148,004
All intangible assets are amortized over their estimated useful lives. The weighted average amortization period for identifiable intangible assets acquired as of March 31, 2026 is 11.3 years. Amortization expense recognized during three months ended March 31, 2026 was $12.5 million, and was recorded in selling, general and administrative expenses in the consolidated statements of income. Estimated future amortization expense is as follows:

Remainder of 2026	$37,578
2027	50,104
2028	50,104
2029	50,104
2030	50,104
2031	50,104
Thereafter	76,180
Total	$364,278

7.Debt
We had no bank debt outstanding as of March 31, 2026 and December 31, 2025. We had $1.3 million in letters of credit outstanding which reduced the borrowing capacity under our Amended ABL Credit Facility (as defined below). We were in compliance with all covenants under the Amended ABL Credit Facility (as defined below) as of March 31, 2026.
The Amended ABL Credit Facility was amended in December 2025 (the “Amended ABL Credit Facility”). The amendment established a delayed‑draw term loan facility (the “Term Loan Facility”) and extended the maturity of the revolving credit facility. The amendment provides for a Term Loan Facility of up to the lesser of $100.0 million and 85% of the appraised value of eligible machinery and equipment, which may be drawn in up to two advances during the six months following December 1, 2025. The Term Loan Facility was undrawn as of March 31, 2026 and December 31, 2025 . Any amounts drawn will mature three years from the initial funding date and bear interest, at the borrower’s option, at ABR or SOFR‑based rates plus applicable margins. The unused portion of the Term Loan Facility is subject to a 0.05% monthly unused line fee.
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

The Amended ABL Credit Facility provides up to $225.0 million in revolving commitments, of which $100.0 million is available for the issuance of letters of credit. Subject to certain terms and conditions set forth in the Amended ABL Credit Facility, Cactus Companies may request additional revolving commitments in an amount not to exceed $50.0 million, for a total of up to $275.0 million in revolving commitments. The maximum amount that Cactus Companies may borrow under the Amended ABL Credit Facility is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments.

Borrowings under the Amended ABL Credit Facility bear interest at Cactus Companies’ option at either (i) the Alternate Base Rate (as defined therein) (“ABR”), or (ii) the Adjusted Term SOFR Rate (as defined therein) (“Term Benchmark”), plus, in each case, an applicable margin. Letters of credit issued under the Amended ABL Credit Facility accrue fees at a rate equal to the applicable margin for Term Benchmark borrowings, plus a fronting fee. The applicable margin for revolving loan borrowings ranges from 0.0% to 0.5% per annum for revolving loan ABR borrowings and 1.25% to 1.75% per annum for revolving loan Term Benchmark borrowings and, in each case, is based on the average quarterly availability of the revolving loan commitment under the Amended ABL Credit Facility for the immediately preceding fiscal quarter. The unused portion of revolving commitment under the Amended ABL Credit Facility is subject to a commitment fee of 0.25% per annum. At March 31, 2026 and December 31, 2025, although there were no borrowings outstanding, the applicable margin on our Term Benchmark borrowings was 1.00%, plus the base rate of one, three or six month SOFR plus 0.10%, subject to a floor rate.

As a result of the Cactus International acquisition, we have indemnified Baker Hughes for $27.4 million of contingent liabilities associated with letters of credit in support of Cactus International operations, which do not reduce the borrowing capacity under our Amended ABL Credit Facility.

8.Revenue

The majority of our revenues are derived from contracts for fixed consideration, or in the case of rentals, for a fixed charge per day while the equipment is in use by the customer, plus repair costs. Product sales generally do not include right of return or other significant post-delivery obligations. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenues are recognized when we satisfy a performance obligation by transferring control of the promised goods or providing services to our customers at a point in time, in an amount specified in the contract with our customer which reflects the consideration to which we expect to be entitled in exchange for those goods or services. The majority of our contracts with customers contain a single performance obligation to provide agreed upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. We do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. We typically do not incur any material costs of obtaining contracts.

We do not adjust the amount of consideration per the contract for the effects of a significant financing component when we expect, at contract inception, that the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will generally be one year or less, which is in substantially all cases. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 60 days of invoicing. Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We treat shipping and handling associated with outbound freight as a fulfillment cost instead of as a separate performance obligation. We recognize the cost for the associated shipping and handling when incurred as an expense in cost of sales.

We disaggregate revenue into three categories: product revenues, rental revenues and field service and other revenues. Upon completing the Acquisition, we have worldwide sales, with the majority of our revenues being generated in the U.S. and Middle East, with smaller contributions to sales being generated in Australia, Canada, and other international markets. The following table presents our revenues disaggregated by category:

	Three Months Ended March 31,
	2026		2025
Product revenue	$297,237	77%	$208,961	74%
Rental revenue	15,930	4%	27,122	10%
Field service and other revenue	75,182	19%	44,236	16%
Total revenues	$388,349	100%	$280,319	100%
Remaining Performance Obligations
As of March 31, 2026, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $537.5 million. As of March 31, 2026, the Company expects to recognize revenue of approximately 72%, 82% and 89% of the total remaining performance obligations within 1, 2, and 3 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as the Company fulfills the related remaining performance obligations.

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
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other expense, net. As of March 31, 2026, the total liability from the TRA was $264.8 million with $21.3 million reflected in current liabilities based on the expected timing of our next payments. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus Companies or Cactus Inc.
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
15

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
10.Equity
As of March 31, 2026, Cactus Inc. owned 86.6% of Cactus Companies as compared to 86.3% of Cactus Companies as of December 31, 2025. As of March 31, 2026, Cactus Inc. had outstanding 69.4 million shares of Class A common stock (representing 86.6% of the total voting power) and 10.8 million shares of Class B common stock (representing 13.4% of the total voting power).
Redemptions of CC Units
As part of the CC Reorganization in connection with the acquisition of FlexSteel, Cactus Companies acquired all of the outstanding units representing limited liability company interests of Cactus LLC (“CW Units”) in exchange for an equal number of CC Units issued to each of the previous owners of CW Units other than Cactus Inc. In connection with the CC Reorganization, Cactus Inc. and the owners of CC Units entered into the Amended and Restated Limited Liability Company Operating Agreement of Cactus Companies (the “Cactus Companies LLC Agreement”). Pursuant to the Cactus Companies LLC Agreement, holders of CC Units are entitled to redeem their CC Units, which results in additional Class A common stock outstanding. Since our IPO in February 2018, an aggregate of 49.8 million CC Units (including CW Units prior to the CC Reorganization) and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock.
During the three months ended March 31, 2026, 0.2 million CC Units together with a corresponding number of shares of Class B common stock, were redeemed in exchange for Class A common stock in accordance with the Cactus Companies LLC Agreement. There were no redemptions of CC units during the three months ended March 31, 2025.
Dividends
Aggregate cash dividends of $0.14 and $0.13 per share of Class A common stock were declared during the three months ended March 31, 2026 and 2025, totaling $9.8 million and $9.0 million, respectively. Cash dividends paid during the three months ended March 31, 2026 and 2025 totaled $10.2 million and $9.2 million, respectively. Dividends accrue on unvested equity-based awards on the date of record and are paid upon vesting. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to the owners of CC Units other than Cactus Inc. for any dividends declared on our Class A common stock. See further discussion of the distributions below under “Member Distributions.”
Share Repurchase Program
On June 6, 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the three months ended March 31, 2026, the Company did not repurchase shares of Class A common stock under the share repurchase program. As of March 31, 2026, $146.3 million remained authorized for future repurchases of Class A common stock under the program.
Member Distributions
Distributions made by Cactus Companies are generally required to be made pro rata among all its members. For the three months ended March 31, 2026, Cactus Companies distributed $9.6 million to Cactus Inc. to fund its dividend payment and made pro rata distributions to the other members totaling $1.5 million over the same period. During the three months ended March 31, 2025, Cactus Companies distributed $30.4 million to Cactus Inc. to fund its dividend and estimated tax payments and made pro rata distributions to the other members totaling $5.1 million.
16

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

A range of total possible losses for all litigation matters cannot be reasonably estimated. Based on our consideration of all relevant facts and circumstances, we do not expect the ultimate outcome of currently pending lawsuits or claims against us, other than as discussed below, will have a material adverse effect on our financial position, results of operations or cash flows, however, there can be no assurance as to the ultimate outcome of these matters. With respect to the litigation described below, if there was an adverse outcome, there could be a material impact on our business, financial condition and results of operations. Litigation is subject to inherent uncertainties and management's view may change in the future. Therefore, there can be no assurance as to the ultimate outcome of any dispute or claim.

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
17

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
Financial information by business segment for the three months ended March 31, 2026 and 2025 is summarized below.

	Three Months Ended March 31,
	2026
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$298,449	$89,900	$388,349
Intersegment revenue	1,723	—	1,723
Total revenues	300,172	89,900	390,072
Reconciliation of revenue
Elimination of intersegment revenue			(1,723)
Total consolidated revenues			388,349

Less:(1)
Cost of revenue from external customers	$221,857	$54,914	$276,771
Intersegment cost of revenue	1,614	—	1,614
Total cost of revenues	223,471	54,914	278,385
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(1,614)
Total consolidated cost of revenue			276,771

Selling, general, administrative expenses and other (2)	38,096	11,419
Segment profit	$38,605	$23,567	$62,172

Reconciliation of segment profit
Elimination of intersegment profit			(109)
Total consolidated segment profit			$62,063
Corporate expenses (3)			(12,559)
Total operating income			$49,504
Interest income, net			220
Other income, net			—
Income before income taxes			$49,724
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

18

	Three Months Ended March 31,
	2025
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$187,741	$92,578	$280,319
Intersegment revenue	2,536	—	2,536
Total revenues	190,277	92,578	282,855
Reconciliation of revenue
Elimination of intersegment revenue			(2,536)
Total consolidated revenues			280,319

Less:(1)
Cost of revenue from external customers	$116,246	$56,335	$172,581
Intersegment cost of revenue	2,226	—	2,226
Total cost of revenues	118,472	56,335	174,807
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(2,226)
Total consolidated cost of revenue			172,581

Selling, general, administrative expenses and other (2)	17,472	12,367
Segment profit	$54,333	$23,876	$78,209

Reconciliation of segment profit
Elimination of intersegment profit			(310)
Total consolidated segment profit			$77,899
Corporate expenses (3)			(9,287)
Total operating income			$68,612
Interest income, net			2,325
Other income, net			—
Income before income taxes			$70,937

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

19

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
The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to Cactus Inc.	$32,906	$44,223
Less: Accretion of redeemable non-controlling interest to redemption value	81,507	—
Net (loss) income attributable to Cactus Inc. including accretion of redeemable non-controlling interest to redemption value —basic(1)	$(48,601)	$44,223
Net (loss) income attributable to Cactus Inc.—diluted (1)	$(48,601)	$44,223
Denominator:
Weighted average Class A shares outstanding—basic	69,026	68,194
Effect of dilutive shares (2)	—	470
Weighted average Class A shares outstanding—diluted (2)	69,026	68,664

(Loss) earnings per Class A share—basic	$(0.70)	$0.65
(Loss) earnings per Class A share—diluted (1)(2)	$(0.70)	$0.64
(1)Diluted earnings per share does not reflect any incremental shares related to redeemable equity, as such instruments are not participating securities and do not give rise to potentially dilutive common shares. However, the accretion of redeemable equity to its redemption value is treated as a deemed dividend and reduces net income available to common shareholders in the calculation of both basic and diluted earnings per share. Accordingly, the impact of redeemable equity on earnings per share is limited to this income allocation adjustment, with no effect on the weighted-average shares outstanding.
(2)For the three months ended March 31, 2026, the Company reported a net loss primarily due to the accretion of redeemable non-controlling interest to its redemption value as of the reporting date. Accordingly, all potentially dilutive securities were excluded from the computation of diluted EPS, as their inclusion would have been anti-dilutive. These exclusions consisted of 10.9 million weighted average shares of Class B common stock and 0.7 million shares of class A common stock underlying restricted stock units and performance stock units. Diluted earnings per share for the three months ended March 31, 2025 excludes 11.4 million weighted average shares of Class B common stock, as the effect would be anti-dilutive.
20

15.Contract Liabilities
Contract liabilities include deferred income primarily on long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements and progress collections, which reflects billings in excess of revenue. Contract liabilities consist of the following:

	March 31, 2026	December 31, 2025
Deferred income	$30,390	$7,707
Progress collections	3,203	—
Contract liabilities	$33,593	$7,707
Revenue recognized during the three months ended March 31, 2026 and 2025 that was included in the contract liabilities at the beginning of the period was $7.0 million and $4.1 million, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise indicated or required by the context, all references in this Quarterly Report to the “Company,” “Cactus,” “we,” “us” and “our” refer to Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, which are difficult to predict, including those described above in “Cautionary Note Regarding Forward-Looking Statements,” and in the risk factors included in “Part I, Item 1A. Risk Factors” in this Quarterly Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.
Executive Summary
Cactus is an equipment solutions provider primarily for onshore oil and gas markets. Cactus was founded in 2011 by a management group that previously operated two of the largest wellhead providers at the time. Since its formation, Cactus has rapidly grown to be a leading provider of wellhead solutions to the U.S. onshore market. With the acquisition of Cactus International, Cactus is now a global wellhead supplier.
On February 28, 2023, Cactus acquired FlexSteel, which grew from its founding in 2003 to its current status as a leading provider of spoolable pipe technologies, primarily to the U.S. onshore market. We believe this acquisition enhanced our position as a premier manufacturer and provider of highly engineered equipment to the exploration and production ("E&P") industry and has provided opportunities for meaningful growth. FlexSteel’s spoolable technology products complement Cactus’ pressure control equipment, and the combined business allows for exposure to customers operations from production trees to transportation of oil, gas and other liquids, as well as to additional customers operating in the midstream area.
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
During the three months ended March 31, 2026, we derived 77% of total revenues from the sale of our products, 4% of total revenues from rental and 19% of total revenues from field service and other. During the three months ended March 31, 2025, we derived 74% of total revenues from the sale of our products, 10% of total revenues from rental and 16% of total revenues from field service and other. We have worldwide operations, including the U.S., Saudi Arabia, UAE, and China, with more limited operations in Australia and Canada, as well as sales in other international markets.

We operate in two business segments consisting of the Pressure Control segment and the Spoolable Technologies segment.

Pressure Control

The Pressure Control segment designs, manufactures, sells and rents a range of wellhead and pressure control equipment under the Cactus Wellhead brand. Products are sold and rented principally for onshore conventional and unconventional oil and gas wells, and are utilized during the drilling, completion and production phases of our customers’ wells. In addition, we provide field services for all of our products and rental items to assist with the installation, maintenance and handling of the equipment.

We operate through service centers in the United States, which are strategically located in the key oil and gas producing regions. These service centers support our field services and provide equipment assembly and repair services. We also provide rental and service operations in the Kingdom of Saudi Arabia and Australia. Pressure Control manufacturing and production facilities are located in Bossier City, Louisiana, Suzhou, China, Saudi Arabia, Abu Dhabi, and Hai Duong,Vietnam.

Demand for our product sales in the Pressure Control segment is driven primarily by the number of new wells drilled, as each new well requires a wellhead and, after the completion phase, a production tree. Demand for our rental items is driven primarily by well completions as we rent frac trees to oil and gas operators to assist in hydraulic fracturing. Rental demand is also driven to a lesser extent by drilling activity as we rent tools used in the installation of wellheads. Field service and other revenues are closely correlated with revenues from product sales and rentals, as items sold or rented almost always have an associated service component.

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
Recent Developments and Trends
Oil and Natural Gas Prices
The following table summarizes average oil and natural gas prices over the indicated periods, as well as industry activity levels as reflected by the average number of active onshore drilling rigs during the same periods.

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Brent Oil Price ($/bbl) (1)	$80.72	$63.65	$75.87
WTI Oil Price ($/bbl) (2)	$72.74	$59.62	$71.78
Natural Gas Price ($/MMBtu) (3)	$4.71	$3.73	$4.14
U.S. Land Drilling Rigs (4)	530	527	572
International Land Drilling Rigs (4)	841	833	847

(1) EIA Europe Brent spot price.
(2) EIA Cushing, OK West Texas Intermediate ("WTI") spot price.
(3) EIA Henry Hub Natural Gas spot price per million British Thermal Unit (“MMBtu”).
(4) Based on data made publicly available by Baker Hughes Company.
The Company’s operating results continue to be impacted by conditions in the oil and gas industry, which are driven by global commodity prices, drilling and completion activity levels, and supply and demand dynamics.
Average WTI oil prices increased approximately 22% in the first quarter of 2026, as the outbreak of the conflict in Iran and associated supply disruption drove rapid price increases in March. WTI began the year on January 2 at $57.21 and closed March 31 at $102.86, an increase of approximately 80%. Brent oil prices similarly increased approximately 27% on average in the first quarter from the fourth quarter. Oil price levels remain elevated as geopolitical tensions continue in the Middle East, and the continued export of oil through the Strait of Hormuz remains uncertain. Average natural gas prices increased approximately 26% in the first quarter, largely due to a winter storm in the U.S. leading to elevated prices and low storage levels in January. Storage levels have since recovered to near five-year average levels and prices have moderated.
In the first quarter of 2026, average U.S. land drilling activity levels were relatively flat compared to the fourth quarter of 2025, as customers generally continued stable drilling programs despite elevated commodity prices reflecting E&P capital discipline. International land drilling levels increased approximately 1% from the fourth quarter of 2025, led by increased activity in the Middle East and Latin America, offset by declines in Asia.

U.S. Trade Policies

Over the course of 2025 and 2026, the Trump administration implemented and announced a number of new tariffs, including new Section 232 tariffs of 50% on imports of steel and certain products made from steel from most countries outside of the U.S. Threats and actual implementation of tariffs continue to cause market and geopolitical uncertainty. Tariff announcements and implementation have caused global equity, bond, and currency markets to experience heightened levels of volatility as market participants incorporate potential effects of supply chain disruption, inflation, and consumer demand into pricing models. In February 2026, the United States Supreme Court ruled that certain tariffs were unlawful, resulting in the implementation of alternative tariffs under Section 122 and further market uncertainty. As a result of the Supreme Court ruling, we have filed a claim for certain tariff refunds and are monitoring the situation closely, but there is no guarantee that any claim will be honored. The refunds being pursued represent a limited component of the overall tariff impact incurred by the Company as the most material tariff incurred by the Company under Section 232 remains unchanged.
We are incurring, and expect to continue to incur, elevated tariff expenses on our goods imported from Vietnam and China, and experience generally higher steel input costs at our Bossier City manufacturing facility as a result of the broad Section 232 tariffs. Both tariffs and higher steel input costs have impacted profitability, although the impact has been partially mitigated by cost reduction and recovery efforts.
Conflict in Iran
The outbreak of the conflict between the United States, Israel, and Iran in February has significantly disrupted global oil supply. Our operations in the region have been adversely impacted, and we continue to prioritize the safety of personnel in the region. We have experienced and expect to continue to experience significant disruptions to our operations, our customers’ drilling activities, and our supply chain along with increased freight costs due to the conflict, and particularly the impediment of traffic through the Strait of Hormuz. Continued conflict in the region may lead to reduced revenues and profits and increased costs from our business in the region.
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

Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is contained in our 2025 Annual Report on Form 10-K. There have not been any changes in our critical accounting policies since December 31, 2025.

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
Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025

The following table presents a summary of the segment consolidated operating results for the periods indicated:

	Three Months Ended
	March 31, 2026	December 31, 2025	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$300,172	$178,428	$121,744	68.2%
Spoolable Technologies	89,900	84,202	5,698	6.8
Corporate and other	(1,723)	(1,427)	(296)	(20.7)
Total revenues	388,349	261,203	127,146	48.7
Operating income
Pressure Control	38,605	48,672	(10,067)	(20.7)
Spoolable Technologies	23,567	20,925	2,642	12.6
Total segment operating income	62,172	69,597	(7,425)	(10.7)
Corporate and other expenses	(12,668)	(9,747)	(2,921)	(30.0)
Total operating income	49,504	59,850	(10,346)	(17.3)

Interest income, net	220	3,142	(2,922)	(93.0)
Other expense, net	—	(1,015)	1,015	(100.0)
Income before income taxes	49,724	61,977	(12,253)	(19.8)
Income tax expense	9,503	13,675	(4,172)	(30.5)
Net income	40,221	48,302	(8,081)	(16.7)
Less: net income attributable to non-controlling interest	7,315	8,464	(1,149)	(13.6)
Net income attributable to Cactus Inc.	$32,906	$39,838	$(6,932)	(17.4)%

Pressure Control. Pressure Control revenue for the first quarter of 2026 was $300.2 million, an increase of $121.7 million, or 68.2%, from the fourth quarter of 2025 primarily driven by international contributions from the newly acquired Cactus International joint venture, partially offset by a decline in domestic rental revenue. Pressure Control operating income of $38.6 million for the first quarter of 2026 decreased $10.1 million, or 20.7% from the fourth quarter of 2025, as increased operating income from Cactus International was more than offset by the impacts of purchase accounting.

Spoolable Technologies. Spoolable Technologies revenue for the first quarter of 2026 was $89.9 million, an increase of $5.7 million, or 6.8% from the fourth quarter of 2025 primarily due to higher domestic and international customer activity levels. Total operating income for Spoolable Technologies for the first quarter of 2026 was $23.6 million, compared to operating income of $20.9 million for the fourth quarter of 2025, an increase of $2.6 million, or 12.6%, from the fourth quarter of 2025. The increase in operating income was primarily due to higher volume and lower selling, general and administrative expenses.

Corporate and other. Corporate and other revenue represents the elimination of inter-segment sales from our Pressure Control segment to our Spoolable Technologies segment. Corporate and other expenses include costs associated with executive management and other administrative functions not directly attributable to our reporting segment. Corporate and other expenses for the first quarter of 2026 was $12.7 million, an increase of $2.9 million, or 30.0% from the fourth quarter of 2025 primarily due to higher transaction and integration expenses. The expenses in both quarters include similar levels of expenses for professional fees associated with the Baker Hughes Transaction.

Interest income, net. Interest income, net was $0.2 million for the first quarter of 2026 and $3.1 million for the fourth quarter of 2025 resulting from lower levels of cash invested during the first quarter resulting from the completion of the Acquisition. The interest income, net is primarily comprised of interest income earned on the invested cash balance.
Other expense, net. Other expense, net had a decrease of $1.0 million compared to the fourth quarter of 2025 primarily related to the revaluation of the liability related to the tax receivable agreement as a result of changes to the forecasted state tax rate.
Income tax expense. Income tax expense for the first quarter of 2026 was $9.5 million compared to $13.7 million for the fourth quarter of 2025. Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus Companies. Income allocated to the non-controlling interest is only taxable to the non-controlling interest.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table presents a summary of the segment consolidated operating results for the periods indicated:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$300,172	$190,277	$109,895	57.8%
Spoolable Technologies	89,900	92,578	(2,678)	(2.9)
Corporate and other	(1,723)	(2,536)	813	32.1
Total revenues	388,349	280,319	108,030	38.5
Operating income
Pressure Control	38,605	54,333	(15,728)	(28.9)
Spoolable Technologies	23,567	23,876	(309)	(1.3)
Total segment operating income	62,172	78,209	(16,037)	(20.5)
Corporate and other expenses	(12,668)	(9,597)	(3,071)	(32.0)
Total operating income	49,504	68,612	(19,108)	(27.8)

Interest income, net	220	2,325	(2,105)	(90.5)
Income before income taxes	49,724	70,937	(21,213)	(29.9)
Income tax expense	9,503	16,832	(7,329)	(43.5)
Net income	40,221	54,105	(13,884)	(25.7)
Less: net income attributable to non-controlling interest	7,315	9,882	(2,567)	(26.0)
Net income attributable to Cactus Inc.	$32,906	$44,223	$(11,317)	(25.6)%
nm = not meaningful

Pressure Control. Pressure Control revenue was $300.2 million for the first three months of 2026, an increase of $109.9 million, or 57.8%, from the first three months of 2025, primarily driven by international contributions from the newly acquired Cactus International joint venture. Operating income of $38.6 million in the first three months of 2026 decreased $15.7 million, or 28.9%, from the first three months of 2025. The decrease was primarily driven by higher operating income from Cactus

International, which was more than offset by the impacts of purchase accounting and increased tariff-related costs affecting product margins compared to prior year.

Spoolable Technologies. Spoolable Technologies revenue for the first three months of 2026 was $89.9 million, a decrease of $2.7 million, or 2.9%, from the first three months of 2025, primarily due to reduced customer activity levels in the U.S. Total operating income was $23.6 million in the first three months of 2026, a decrease of $0.3 million, or 1.3%, compared to operating income of $23.9 million in the first three months of 2025. Operating income for the first three months of 2026 reflected the impact of the lower volume.

Corporate and other. Corporate and other revenue represents the elimination of inter-segment sales from our Pressure Control segment to our Spoolable Technologies segment. Corporate and other expenses include costs associated with executive management and other administrative functions not directly attributable to our reporting segment. Corporate and other expenses for the first three months of 2026 was $12.7 million, an increase of $3.1 million, or 32.0% from the first three months of 2025. The increase was largely attributable to professional fees and integration expenses associated with the Baker Hughes Transaction.

Interest income, net. Interest income, net for the first three months of 2026 was $0.2 million, compared to $2.3 million for the first three months of 2025. The decrease was due to lower interest income earned on lower amounts of cash invested during the current period.

Income tax expense. Income tax expense for the first three months of 2026 was $9.5 million compared to $16.8 million for the first three months of 2025. The decrease in income tax expense from the first three months of 2025 was primarily due to a decrease in operating income during the first three months of 2026, and an income tax benefit from the Cactus International acquisition.
Liquidity and Capital Resources
At March 31, 2026, we had $291.6 million of cash and cash equivalents, including $97.8 million of cash held for certain restructuring activities related to the Cactus International acquisition. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities, and borrowings under our Amended ABL Credit Facility (as defined in Note 7 in the notes to the unaudited condensed consolidated financial statements). Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of March 31, 2026, we had $223.7 million of available borrowing capacity under our Amended ABL Credit Facility with no outstanding borrowings, in addition to $100.0 million available under our Term Loan Facility (as defined in Note 7 in the notes to the unaudited condensed consolidated financial statements) and $1.3 million in letters of credit outstanding. We were in compliance with the covenants of the Amended ABL Credit Facility as of March 31, 2026. Additionally, we have indemnified Baker Hughes for $27.4 million of contingent liabilities associated with letters of credit in support of Cactus International operations, which do not reduce the borrowing capacity under our Amended ABL Credit Facility.
In June 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions, or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of March 31, 2026, $146.3 million remained authorized for future repurchases of Class A common stock under the program.
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
We currently estimate our net capital expenditures for the year ending December 31, 2026 will range from $40 to $50 million. In the Pressure Control segment, capital expenditures are primarily related to U.S. service center enhancements, rental fleet investments, and international expansion, and less material investments in low-cost supply chain. In the Spoolable Technologies segment, capital expenditures are primarily related to manufacturing plant enhancements and additional deployment equipment used for product installation.

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
Cash Flows
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$128,271	$41,545
Net cash used in investing activities	(309,989)	(15,451)
Net cash used in financing activities	(21,529)	(21,791)

Net cash provided by operating activities was $128.3 million and $41.5 million for the three months ended March 31, 2026 and 2025, respectively. Operating cash flows for the three months ended March 31, 2026 increased primarily due to an increase in working capital, largely driven by our recent acquisition of Cactus International.

Net cash used in investing activities was $310.0 million and $15.5 million for the three months ended March 31, 2026 and 2025, respectively. The increase for the three months ended March 31, 2026 was primarily due to cash paid to acquire Cactus International for $371.0 million less $70.0 million in cash acquired from the acquisition.
Net cash used in financing activities was $21.5 million for the three months ended March 31, 2026 compared to $21.8 million for the three months ended March 31, 2025. The decrease in net cash used in financing activities for the three months ended March 31, 2026 was primarily related to a decrease in distributions to members of Cactus Companies of approximately $3.6 million. This decrease was partially offset by an increase in share repurchases of $2.4 million as well as an increase in the payment of Class A share dividends of $1.0 million.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2025 Annual Report. Our exposure to market risk has not changed materially since December 31, 2025.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level.
As disclosed in Note 2 to the unaudited condensed consolidated financial statements, we acquired Cactus International on January 1, 2026 and accounted for this acquisition as a business combination. Cactus International’s total revenues constituted approximately 33% of our total consolidated revenues for the three months ended March 31, 2026. Cactus International’s total assets constituted approximately 37% of our total consolidated assets as of March 31, 2026. We excluded Cactus International’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the SEC staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal controls over financial reporting for one year following the acquisition. We are in the process of implementing financial reporting controls and procedures at Cactus International as part of our ongoing integration activities.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. For information concerning existing legal proceedings as of March 31, 2026, see Note 11 to our condensed consolidated financial statements.
Item 1A.   Risk Factors.

In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2025 Annual Report, and in our other filings with the SEC, which could materially affect our business, results of operations, financial condition or cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition or cash flows. There have been no material changes in our risk factors from those described in our 2025 Annual Report and our other SEC filings, except as follows:

The current war between Iran and the United States and Israel will likely continue to adversely impact our operations in the Middle East.

Cactus International, a 65% owned subsidiary of the Company, has plants in the UAE and Saudi Arabia that are subject to continued interruptions in operations due to the war between Iran, and United States and Israel. The war has also impeded traffic through the Strait of Hormuz impacting our supply chain in the region and impacting the operations and concerns for the safety of our employees and of our customers in the Middle East. We have experienced and expect to continue to experience significant delays and decreased order activities from our customers because of this disruption. The delays in orders potentially impacts not only our operations through Cactus International but also international sales by our Spoolable Technologies segment. There is no way to predict when this conflict will be resolved and when operations can be restored to the conditions that existed before the war. Until such conditions are restored, we expect that our operations in the Middle East and our financial results will be adversely impacted.

The current war between Iran and the United States and Israel may impact or delay our ability to realize the anticipated benefits from Cactus International.

The disruptions resulting from the war between Iran and the United States and Israel may impact our ability to integrate the Cactus International business with the Company’s business. As a result, our ability to achieve expected revenue, margin and synergy targets related to the transaction may also be adversely impacted. Continued disruptions could result in failure to achieve some or all the benefits expected to result from Cactus International and, if such benefits are delayed or not achieved, our business could be harmed. We cannot estimate the potential impact on our operations and financial results given the uncertain and unpredictable nature of the current situation.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchases of Class A common stock during the three months ended March 31, 2026 (in whole shares).

Period	Total number of shares purchased (1)	Weighted-average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum dollar value of shares that may yet be purchased under the plans or program (3)
January 1-31, 2026	3,576	$45.19	—	$146,302,153
February 1-28, 2026	64,919	$51.56	—	$146,302,153
March 1-31, 2026	90,262	$48.64	—	$146,302,153
Total	158,757	$49.76	—	$146,302,153
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
Item 5.   Other Information.
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cactus, Inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:
On March 11, 2026, Bender Investment Company, which is controlled by Scott Bender, our Chairman, Chief Executive Officer and Director, and Joel Bender, our President and Director, adopted a Rule 10b5-1 trading arrangement for the sale of up to 1,200,000 shares of our Class A Common Stock, subject to certain conditions. The arrangement's expiration date is June 29, 2027.

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
10.1
Amended and Restated Limited Liability Company Agreement of Baker Hughes Pressure Control LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities Exchange Commission on January 2, 2026)#

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

Cactus, Inc.

May 8, 2026	By:	/s/ Scott Bender
Date		Scott Bender Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

May 8, 2026	By:	/s/ Jay A. Nutt
Date		Jay A. Nutt Executive Vice President and Chief Financial Officer (Principal Financial Officer)