Form 10-Q
period 2026-06-30
Cactus, Inc.
filed 2026-07-31
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of July 29, 2026, the registrant had 69,733,168 shares of Class A common stock, $0.01 par value per share, and 10,446,249 shares of Class B common stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements described under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Annual Report”), and under “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and this Quarterly Report and other cautionary statements contained herein and in our Exchange Act filings. Forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Should one or more of the risks or uncertainties described in our 2025 Annual Report or other Exchange Act filings occur, or should underlying assumptions prove incorrect, our actual results could differ materially from those expressed in any forward-looking statements.
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
i

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except per share data)	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$365,821	$123,571
Restricted cash	—	371,011
Accounts receivable, net of allowance of $4,840 and $4,494, respectively	510,195	164,493
Inventories	387,041	276,613
Prepaid expenses and other current assets	20,147	19,231
Total current assets	1,283,204	954,919
Property and equipment, net	390,296	342,592
Operating lease right-of-use assets, net	33,702	19,491
Intangible assets, net	349,712	148,004
Goodwill	287,250	203,028
Deferred tax asset, net	199,652	187,545
Investment in unconsolidated affiliates	5,927	5,923
Other noncurrent assets	34,910	10,115
Total assets	$2,584,653	$1,871,617
Liabilities, Mezzanine Equity and Stockholders' Equity
Current liabilities
Accounts payable	$320,082	$71,541
Accrued expenses and other current liabilities	85,341	51,388
Contract liabilities	51,849	7,707
Current portion of liability related to tax receivable agreement	21,314	21,314
Finance lease obligations, current portion	7,968	7,476
Operating lease liabilities, current portion	9,489	4,815
Total current liabilities	496,043	164,241
Deferred tax liability, net	17,114	2,786
Liability related to tax receivable agreement, net of current portion	245,734	241,609
Finance lease obligations, net of current portion	10,001	9,672
Operating lease liabilities, net of current portion	28,761	15,786
Other noncurrent liabilities	83,867	4,475
Total liabilities	881,520	438,569
Commitments and contingencies
Mezzanine equity
Redeemable non-controlling interest	241,121	—
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 69,633 and 68,890 shares issued and outstanding	693	688
Class B common stock, $0.01 par value, 215,000 shares authorized, 10,546 and 10,958 shares issued and outstanding	—	—
Additional paid-in capital	580,623	546,926
Retained earnings	660,935	680,353
Accumulated other comprehensive loss	(1,435)	(1,577)
Total stockholders’ equity attributable to Cactus Inc.	1,240,816	1,226,390
Non-controlling interest	221,196	206,658
Total stockholders’ equity	1,462,012	1,433,048
Total liabilities, mezzanine equity and stockholders' equity	$2,584,653	$1,871,617
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues
Product revenue	$349,627	$208,262	$646,864	$417,223
Rental revenue	18,720	21,786	34,650	48,908
Field service and other revenue	81,181	43,527	156,363	87,763
Total revenues	449,528	273,575	837,877	553,894
Costs and expenses
Cost of product revenue	234,149	123,515	441,640	244,971
Cost of rental revenue	10,399	12,762	20,972	26,497
Cost of field service and other revenue	55,263	37,303	113,970	74,693
Selling, general and administrative expenses	66,135	39,190	128,209	78,316
Total costs and expenses	365,946	212,770	704,791	424,477
Operating income	83,582	60,805	133,086	129,417

Interest income, net	949	2,518	1,169	4,843
Income before income taxes	84,531	63,323	134,255	134,260
Income tax expense	23,151	14,276	32,654	31,108
Net income	$61,380	$49,047	$101,601	$103,152
Less: net income attributable to non-controlling interest	12,384	8,718	19,699	18,600
Net income attributable to Cactus Inc.	$48,996	$40,329	$81,902	$84,552

Net income attributable to Cactus Inc.	$48,996	$40,329	$81,902	$84,552
Less: Accretion of redeemable non-controlling interest to redemption value	—	—	81,507	—
Net income attributable to Cactus Inc. including accretion of redeemable non-controlling interest to redemption value	$48,996	$40,329	$395	$84,552

Earnings per Class A share—basic	$0.70	$0.59	$0.01	$1.24
Earnings per Class A share—diluted	$0.70	$0.59	$0.01	$1.23

Weighted average Class A shares outstanding - basic	69,526	68,514	69,277	68,355
Weighted average Class A shares outstanding - diluted	70,224	68,889	69,835	68,760
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$61,380	$49,047	$101,601	$103,152
Foreign currency translation adjustments	174	497	321	662
Comprehensive income	$61,554	$49,544	$101,922	$103,814
Less: comprehensive income attributable to non-controlling interest	12,540	8,842	19,878	18,754
Comprehensive income attributable to Cactus Inc.	$49,014	$40,702	$82,044	$85,060
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(unaudited)

	Stockholders' Equity									Mezzanine Equity
	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at March 31, 2026	69,416	$693	10,758	$—	$569,607	$621,917	$(1,829)	$215,265	$1,405,653	$240,608
Member distributions	—	—	—	—	—	—	—	(2,748)	(2,748)	—
Effect of CC Unit redemptions	212	—	(212)	—	3,918	—	—	(3,918)	—	—
Tax impact of equity transactions	—	—	—	—	769	—	—	—	769	—
Equity award vestings	5	—	—	—	(85)	—	—	(42)	(127)	—
Other comprehensive income	—	—	—	—	—	—	394	(220)	174	—
Share repurchases	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,414	—	—	990	7,404	—
Cash dividends declared ($0.14 per share)	—	—	—	—	—	(9,978)	—	—	(9,978)	—
Acquisition of non-controlling interest	—	—	—	—	—	—	—	(515)	(515)	—
Net income	—	—	—	—	—	48,996	—	12,384	61,380	513
Balance at June 30, 2026	69,633	$693	10,546	$—	$580,623	$660,935	$(1,435)	$221,196	$1,462,012	$241,121

Balance at March 31, 2025	68,390	$683	11,433	$—	$522,386	$587,321	$(2,355)	$197,335	$1,305,370	$—
Member distributions	—	—	—	—	—	—	—	(3,654)	(3,654)	—
Effect of CC Unit redemptions	173	—	(173)	—	3,031	—	—	(3,031)	—	—
Tax impact of equity transactions	—	—	—	—	185	—	—	—	185	—
Equity award vestings	11	2	—	—	(153)	—	—	(61)	(212)	—
Other comprehensive income	—	—	—	—	—	—	372	125	497	—
Share repurchases	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,496	—	—	904	6,400	—
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(9,096)	—	—	(9,096)	—
Net income	—	—	—	—	—	40,329	—	8,718	49,047	—
Balance at June 30, 2025	68,574	$685	11,260	$—	$530,945	$618,554	$(1,983)	$200,336	$1,348,537	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(unaudited)

	Stockholders' Equity									Mezzanine Equity
	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2025	68,890	$688	10,958	$—	$546,926	$680,353	$(1,577)	$206,658	$1,433,048	$—
Redeemable non-controlling interest	—	—	—	—	—	(81,507)	—	(12,633)	(94,140)	94,140
Member distributions	—	—	—	—	—	—	—	(4,250)	(4,250)	—
Effect of CC Unit redemptions	412	2	(412)	—	7,774	—	—	(7,776)	—	—
Tax impact of equity transactions	—	—	—	—	19,487	—	—	—	19,487	—
Equity award vestings	331	3	—	—	(6,062)	—	—	(1,946)	(8,005)	—
Other comprehensive income	—	—	—	—	—	—	142	179	321	—
Stock-based compensation	—	—	—	—	12,498	—	—	1,945	14,443	—
Cash dividends declared ($0.28 per share)	—	—	—	—	—	(19,813)	—	—	(19,813)	—
Acquisition of non-controlling interest	—	—	—	—	—	—	—	19,320	19,320	146,738
Net income	—	—	—	—	—	81,902	—	19,699	101,601	243
Balance at June 30, 2026	69,633	$693	10,546	$—	$580,623	$660,935	$(1,435)	$221,196	$1,462,012	$241,121

Balance at December 31, 2024	68,151	$681	11,433	$—	$520,794	$552,133	$(2,491)	$193,062	$1,264,179	$—
Member distributions	—	—	—	—	—	—	—	(8,743)	(8,743)	—
Effect of CC Unit redemptions	173	—	(173)	—	3,031	—	—	(3,031)	—	—
Tax impact of equity transactions	—	—	—	—	586	—	—	—	586	—
Equity award vestings	250	4	—	—	(4,223)	—	—	(1,491)	(5,710)	—
Other comprehensive income	—	—	—	—	—	—	508	154	662	—
Share repurchases	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,757	—	—	1,785	12,542	—
Cash dividends declared ($0.26 per share)	—	—	—	—	—	(18,131)	—	—	(18,131)	—
Net income	—	—	—	—	—	84,552	—	18,600	103,152	—
Balance at June 30, 2025	68,574	$685	11,260	$—	$530,945	$618,554	$(1,983)	$200,336	$1,348,537	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$101,601	$103,152
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	73,388	31,564
Deferred financing cost amortization	1,043	559
Stock-based compensation	14,434	12,371
Provision for expected credit losses	389	300
Inventory obsolescence	3,116	902
Gain on disposal of assets	(240)	(389)
Deferred income taxes	6,227	12,775
Changes in operating assets and liabilities:
Accounts receivable	(96,792)	(15,715)
Inventories	(2,999)	(20,253)
Prepaid expenses and other assets	(7,249)	(1,009)
Accounts payable	114,790	11,175
Accrued expenses and other liabilities	4,053	(11,052)
Contract liabilities	21,074	—
Net cash provided by operating activities	232,835	124,380
Cash flows from investing activities
Acquisition of a business, net of cash and cash equivalents acquired	(301,011)	—
Investment in unconsolidated affiliate	—	(6,000)
Capital expenditures and other	(26,270)	(22,168)
Proceeds from sales of assets	1,696	1,661
Net cash used in investing activities	(325,585)	(26,507)
Cash flows from financing activities
Payments of deferred financing costs	(100)	—
Payments on finance leases	(3,909)	(3,940)
Dividends paid to Class A common stock shareholders	(19,972)	(18,153)
Distributions to members	(4,250)	(8,743)
Repurchases of shares	(8,027)	(5,710)
Net cash used in financing activities	(36,258)	(36,546)
Effect of exchange rate changes on cash and cash equivalents	247	1,007
Net (decrease) increase in cash and cash equivalents	(128,761)	62,334
Cash, cash equivalents, and restricted cash
Beginning of period	494,582	342,843
End of period	$365,821	$405,177

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$30,044	$41,951
Cash paid for interest	$1,537	$1,305
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new lease obligations	$8,073	$6,552
Property and equipment in accounts payable	$1,295	$2,083
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

Following the transactions described above, the Company currently operates in two business segments: Pressure Control, which includes the legacy Cactus Wellhead business and the Cactus International business, and Spoolable Technologies, which includes the FlexSteel business.

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
As of December 31, 2025, the Company had $371.0 million of restricted cash held in an escrow account in connection with the then-pending acquisition of Baker Hughes Pressure Control LP. Under the terms of the purchase agreement, these funds were required to be placed in escrow and were restricted from use for any purpose other than funding the acquisition consideration at closing. The escrowed funds were released on January 1, 2026, the acquisition closing date, at which point the restriction lapsed and the cash was released to certain affiliates of Baker Hughes Company.
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

The acquisition is being accounted for using the acquisition method of accounting, with Cactus being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities were recorded at their respective fair values as of the date of the completion of the acquisition. The transaction was treated as a purchase of partnership units for United States federal income tax purposes. In connection with the acquisition, we incurred approximately $6.1 million of transaction costs for the six months ended June 30, 2026 required to effect the transaction and incurred an additional $1.0 million in costs related to the reporting of and accounting for the transaction. These fees primarily related to legal, accounting and consulting fees and are included in selling, general and administrative (“SG&A”) expenses in the statements of income.

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
Preliminary Purchase Price Allocation
The following table summarizes the preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, after measurement period adjustments:

Cash and cash equivalents	$70,000
Receivables	249,045
Inventories	130,236
Prepaid expenses and other current assets	1,790
Property and equipment	48,376
Operating lease right-of-use assets	16,188
Identifiable intangible assets	228,800
Other noncurrent assets	17,090
Total assets acquired (A)	761,525
Accounts payable	152,413
Accrued expenses and other current liabilities	50,051
Finance lease obligations	78
Operating lease liabilities	17,119
Deferred tax liabilities	19,613
Other non-current liabilities	78,139
Total liabilities assumed (B)	317,413

Net identifiable assets acquired (C) = (A)-(B)	$444,112
Fair value of the mezzanine classified non-controlling interest (D)	146,738
Fair value of the other non-controlling interest (E)	19,565
Goodwill (F)	84,222
Total consideration to be transferred (G) = (C) - (D) - (E) + (F)	$362,031

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

The fair values determined for accounts receivable, accounts payable and most other current assets and liabilities, other than inventory, were approximately equivalent to the carrying value due to their short-term nature. The gross contractual amounts receivable acquired totaled $242.9 million, of which management estimates $2.6 million will be uncollectible. Acquired inventories are comprised of raw materials, work-in-progress and finished goods. The preliminary fair value of finished goods was calculated as the estimated selling price, less costs of the selling effort and a reasonable profit allowance relating to the selling effort. The preliminary fair value of work-in-progress was calculated as the estimated selling price, less costs to complete, less costs of the selling effort and a reasonable profit allowance on completion and selling costs. The preliminary fair value of raw materials was determined based on replacement cost which approximates historical carrying value. The preliminary fair value of identifiable fixed assets was calculated using a combination of valuation approaches, but primarily consisted of the cost approach which adjusts estimates of replacement cost for the age, condition and utility of the associated assets. The acquisition includes a deferred payment component and a put option and call option for the remaining equity interest. The net put/call was valued at $146.7 million using a Monte Carlo simulation in a risk-neutral framework. The fair value of the remaining noncontrolling interest of 35% after the acquisition was determined using the implied enterprise value based on the purchase price. Due to the redeemable nature of the arrangement, both the fair value of the option and the redeemable noncontrolling interest are classified within Mezzanine Equity.

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

From the Closing Date through June 30, 2026, Cactus International contributed revenue of $291.5 million and a net income of $0.5 million to the Company's unaudited condensed consolidated results of operations.

Intangible assets acquired consist of customer relationships, developed technologies and backlog. The Company amortizes finite-lived intangible assets on a straight-line basis over their respective useful lives. The following table presents the details of identifiable intangible assets acquired and the respective estimated useful lives:

(in thousands)	Estimated useful life	Amount
Customer relationships	11.0 years	$169,670
Developed technology	10.0 years	40,360
Backlog	1.0 year	18,770
Total identifiable intangible assets		$228,800

Pro forma financial information

The pro forma financial information below represents the combined results of operations for the three and six months ended June 30, 2025, as if the acquisition had occurred as of January 1, 2025. There is no pro forma information included for the three and six months ended June 30, 2026, because the Company’s actual financial results for such period fully reflect the acquisition. The unaudited pro forma combined financial information includes, where applicable, adjustments for additional amortization expense related to the fair value step-up of intangible assets, additional inventory fair value step-up expense, additional depreciation expense associated with adjusting property and equipment to fair value, changes to align accounting policies and associated tax-related impacts of adjustments. These pro forma adjustments are based on available information as of the date hereof and upon assumptions that we believe are reasonable to reflect the impact of the acquisition on our historical financial information on a supplemental pro forma basis. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Revenues	$441,782	$864,354
Net Income attributable to Cactus, Inc.	42,324	83,897

Subsequent measurement of Mezzanine Equity

Although the noncontrolling interest in the Joint Venture classified as Mezzanine Equity is not currently redeemable, redemption is considered probable; therefore, the Company elected Method 2 under ASC 480 and remeasures the Mezzanine Equity to its estimated redemption value each reporting period, with subsequent changes reflected directly in retained earnings. The redemption price is determined in accordance with the terms of the agreement and is calculated by applying a specified multiple to EBITDA. For additional information, see “Note 14 – Earnings per Share”.

Measurement Period Adjustments

During the second quarter of 2026, management recorded certain measurement period adjustments to the preliminary purchase price allocation, which were the result of additional analysis performed, and information identified based on facts and circumstances that existed as of the acquisition date. The most significant of these adjustments are described below.

The Company has recorded a measurement period adjustment to increase the warranty liability previously recorded by $44.4 million as an increase to accrued liabilities. The warranty liability adjustment is based on management's conclusion that a liability for warranty-related costs should have been recognized prior to the acquisition date in accordance with ASC 450, Contingencies. In addition, the Company recorded income tax-related adjustments of $18.9 million related to a decrease in the deferred tax liability and an increase to tax indemnity receivable of $11.4 million in the opening balance sheet as of the acquisition date, with a corresponding net increase to goodwill. The deferred tax liability and tax indemnification receivable adjustments are based on further information becoming available during the measurement period and the impacts of pretax accounting changes. Both adjustments result from facts and circumstances that existed at the acquisition date and were subsequently identified by management within the measurement period. The Company also recorded adjustments to the fair values of property, plant, and equipment and inventories assumed, based on additional analysis performed in the measurement period.

These adjustments represent a revision of the preliminary purchase price allocation and were recorded as if the accounting had been completed at the acquisition date. As such, the adjustments did not result in a material impact to the Company’s previously reported results of operations.

As noted above, the cash purchase price of the Baker Hughes Transaction is subject to certain working capital, cash, debt, capital expenditure and other customary adjustments, which could mitigate potential future impacts on the Company’s cash flow associated with these measurement period adjustments.

Management will continue to evaluate warranty and tax-related information obtained subsequent to the acquisition; however, any changes in estimates related to post-acquisition events or circumstances will be recognized in the period incurred in accordance with the Company’s accounting policies for warranty obligations and deferred taxes. No amortizable tax goodwill was created in the acquisition.

3.Accounts Receivable and Allowance for Credit Losses

We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas exploration and production companies located in the U.S. and the Middle East. Our receivables are short-term in nature and typically due in 30 to 60 days after the billing for the product that has been delivered or the services that have been provided to the customer. We typically do not accrue interest on delinquent receivables. Accounts receivable includes both amounts billed and currently due from customers, as well as unbilled amounts resulting from accrued revenue associated with products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of June 30, 2026 and December 31, 2025 was $156.5 million and $39.4 million, respectively.

We maintain an allowance for credit losses to provide for the amount of billed receivables we believe to be at risk of loss. In our determination of the allowance for credit losses, we pool receivables with similar risk characteristics based on customer size, credit ratings, payment history, bankruptcy status and other factors known to us, and then apply an expected credit loss percentage. The expected credit loss percentage is determined using historical loss data, adjusted for current conditions and forecasts of future economic conditions. Accounts deemed uncollectible are applied against the allowance for credit losses. The following is a roll-forward of our allowance for credit losses.

	Balance at Beginning of Period	Expense	Write off	Other	Balance at End of Period
Six Months Ended June 30, 2026	$4,494	$389	$(38)	$(5)	$4,840
Six Months Ended June 30, 2025	3,779	300	(44)	6	4,041
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

	June 30, 2026	December 31, 2025
Raw materials	$62,998	$28,868
Work-in-progress	24,994	18,853
Finished goods	299,049	228,892
	$387,041	$276,613

5.Property and Equipment, net
Property and equipment are stated at cost. We manufacture or construct most of our Pressure Control rental equipment assets. During the manufacture of these assets, they are reflected as construction in progress until complete. Property and equipment consists of the following:

	June 30, 2026	December 31, 2025
Land	$16,483	$16,442
Buildings and improvements	160,852	135,957
Machinery and equipment	186,544	156,467
Reels and skids	22,972	21,480
Vehicles	42,357	39,621
Rental equipment	237,696	233,331
Furniture and fixtures	2,048	2,021
Computers and software	11,995	11,953
Gross property and equipment	680,947	617,272
Less: Accumulated depreciation	(314,530)	(297,505)
Net property and equipment	366,417	319,767
Construction in progress	23,879	22,825
Total property and equipment, net	$390,296	$342,592
6.Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price paid over the fair value of the net assets of acquired businesses. Goodwill is not amortized, but we perform an annual goodwill impairment test on December 31, and more frequently if events and circumstances indicate that the asset might be impaired. The change in carrying value of goodwill allocated to our reportable segments during the three months ended June 30, 2026 was as follows:

	Pressure Control	Spoolable Technologies	Total
Balance at December 31, 2025	$7,824	$195,204	$203,028
Cactus International	84,222	—	84,222
Balance at June 30, 2026	$92,046	$195,204	$287,250
The following table presents the detail of acquired intangible assets:

	June 30, 2026			December 31, 2025
	Gross Cost	Accumulated Amortization	Net Cost	Gross Cost	Accumulated Amortization	Net Cost
Customer relationships	$269,970	$(30,005)	$239,965	$100,300	$(18,946)	$81,354
Developed technology	117,360	(27,668)	89,692	77,000	(21,817)	55,183
Trade name	16,000	(5,331)	10,669	16,000	(4,533)	11,467
Backlog	25,770	(16,384)	9,386	7,000	(7,000)	—
Total	$429,100	$(79,388)	$349,712	$200,300	$(52,296)	$148,004

All intangible assets are amortized over their estimated useful lives. The weighted average amortization period for identifiable intangible assets acquired as of June 30, 2026 is 9.4 years. Amortization expense recognized during three and six months ended June 30, 2026 was $14.6 million and $27.1 million, respectively, and was recorded in selling, general and administrative expenses in the consolidated statements of income. Estimated future amortization expense is as follows:

Remainder of 2026	$27,109
2027	54,217
2028	54,217
2029	54,217
2030	54,217
2031	54,217
Thereafter	51,518
Total	$349,712
7.Debt
We had no bank debt outstanding as of June 30, 2026 and December 31, 2025. As of June 30, 2026, we had $14.4 million in letters of credit outstanding, $1.3 million of which reduced the borrowing capacity under our Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement was originally entered into on February 28, 2023, by and among Cactus Companies, as borrower, certain subsidiaries of Cactus Companies from time to time party thereto, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as lender, administrative agent, issuing bank and swingline lender (as amended from time to time, the “Amended ABL Credit Facility”. We were in compliance with all covenants under the Amended ABL Credit Facility as of June 30, 2026.
The Amended ABL Credit Facility was amended in December 2025. The amendment established a delayed‑draw term loan facility (the “Term Loan Facility”) and extended the maturity of the revolving credit facility. The amendment provided for a Term Loan Facility of up to the lesser of $100.0 million and 85% of the appraised value of eligible machinery and equipment, which could be drawn in up to two advances during the six months following December 1, 2025. In June 2026, the Company further amended the Amended ABL Credit facility to extend the maturity of the Term Loan Facility, with limitations on the scope of use of funds, to December 31, 2026. The Term Loan Facility was undrawn as of June 30, 2026 and December 31, 2025. Any amounts drawn will mature three years from the initial funding date and bear interest, at the borrower’s option, at ABR or SOFR‑based rates plus applicable margins. The unused portion of the Term Loan Facility is subject to a 0.05% monthly unused line fee.
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

Borrowings under the Amended ABL Credit Facility bear interest at Cactus Companies’ option at either (i) the Alternate Base Rate (as defined therein) (“ABR”), or (ii) the Adjusted Term SOFR Rate (as defined therein) (“Term Benchmark”), plus, in each case, an applicable margin. Letters of credit issued under the Amended ABL Credit Facility accrue fees at a rate equal to the applicable margin for Term Benchmark borrowings, plus a fronting fee. The applicable margin for revolving loan borrowings ranges from 0.0% to 0.5% per annum for revolving loan ABR borrowings and 1.25% to 1.75% per annum for revolving loan Term Benchmark borrowings and, in each case, is based on the average quarterly availability of the revolving loan commitment under the Amended ABL Credit Facility for the immediately preceding fiscal quarter. The unused portion of revolving commitment under the Amended ABL Credit Facility is subject to a commitment fee of 0.25% per annum. At June 30, 2026 and December 31, 2025, although there were no borrowings outstanding, the applicable margin on our Term Benchmark borrowings was 1.00%, plus the base rate of one, three or six month SOFR plus 0.10%, subject to a floor rate.

As a result of the Cactus International acquisition, as of June 30, 2026 we have indemnified Baker Hughes for $14.1 million of contingent liabilities associated with letters of credit in support of Cactus International operations, which do not reduce the borrowing capacity under our Amended ABL Credit Facility.

8.Revenue

The majority of our revenues are derived from contracts for fixed consideration, or in the case of rentals, generally for a fixed charge per day while the equipment is in use by the customer, plus repair costs. Product sales generally do not include right of return or other significant post-delivery obligations. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenues are recognized when we satisfy a performance obligation by transferring control of the promised goods or providing services to our customers at a point in time, in an amount specified in the contract with our customer which reflects the consideration to which we expect to be entitled in exchange for those goods or services. The majority of our contracts with customers contain a single performance obligation to provide agreed upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. We do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. We typically do not incur any material costs of obtaining contracts.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Product revenue	$349,627	78%	$208,262	76%	$646,864	77%	$417,223	75%
Rental revenue	18,720	4%	21,786	8%	34,650	4%	48,908	9%
Field service and other revenue	81,181	18%	43,527	16%	156,363	19%	87,763	16%
Total revenues	$449,528	100%	$273,575	100%	$837,877	100%	$553,894	100%
Remaining Performance Obligations
As of June 30, 2026, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $455.8 million. As of June 30, 2026, the Company expects to recognize revenue of approximately 73%, 81% and 90% of the total remaining performance obligations within 1, 2, and 3 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete, as well as the amount to be received as the Company fulfills the related remaining performance obligations.

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

The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other expense, net. As of June 30, 2026, the total liability from the TRA was $267.0 million with $21.3 million reflected in current liabilities based on the expected timing of our next payments. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus Companies or Cactus Inc.
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
10.Equity
As of June 30, 2026, Cactus Inc. owned 86.8% of Cactus Companies as compared to 86.3% of Cactus Companies as of December 31, 2025. As of June 30, 2026, Cactus Inc. had outstanding 69.6 million shares of Class A common stock (representing 86.8% of the total voting power) and 10.5 million shares of Class B common stock (representing 13.2% of the total voting power).
Redemptions of CC Units
As part of the CC Reorganization in connection with the acquisition of FlexSteel, Cactus Companies acquired all of the outstanding units representing limited liability company interests of Cactus LLC (“CW Units”) in exchange for an equal number of CC Units issued to each of the previous owners of CW Units other than Cactus Inc. In connection with the CC Reorganization, Cactus Inc. and the owners of CC Units entered into the Amended and Restated Limited Liability Company Operating Agreement of Cactus Companies (the “Cactus Companies LLC Agreement”). Pursuant to the Cactus Companies LLC Agreement, holders of CC Units are entitled to redeem their CC Units, which results in additional Class A common stock outstanding. Since our IPO in February 2018, an aggregate of 50.0 million CC Units (including CW Units prior to the CC Reorganization) and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock.
During the six months ended June 30, 2026 and 2025, 0.4 million and 0.2 million CC Units, respectively together with a corresponding number of shares of Class B common stock, were redeemed in exchange for Class A common stock in accordance with the Cactus Companies LLC Agreement.
Dividends
Aggregate cash dividends of $0.28 and $0.26 per share of Class A common stock were declared during the six months ended June 30, 2026 and 2025, totaling $19.8 million and $18.1 million, respectively. Cash dividends paid during the six months ended June 30, 2026 and 2025 totaled $20.0 million and $18.2 million, respectively. Dividends accrue on unvested equity-based awards on the date of record and are paid upon vesting. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to the owners of CC Units other than Cactus Inc. for any dividends declared on our Class A common stock. See further discussion of the distributions below under “Member Distributions.”

Share Repurchase Program
On June 6, 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the six months ended June 30, 2026, the Company did not repurchase shares of Class A common stock under the share repurchase program. As of June 30, 2026, $146.3 million remained authorized for future repurchases of Class A common stock under the program.
Member Distributions
Distributions made by Cactus Companies are generally required to be made pro rata among all its members. For the six months ended June 30, 2026, Cactus Companies distributed $27.7 million to Cactus Inc. to fund its dividend payment and made pro rata distributions to the other members totaling $4.2 million over the same period. During the six months ended June 30, 2025, Cactus Companies distributed $52.5 million to Cactus Inc. to fund its dividend and estimated tax payments and made pro rata distributions to the other members totaling $8.7 million.
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
Financial information by business segment for the three and six months ended June 30, 2026 and 2025 is summarized below.

	Three Months Ended June 30,
	2026
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$343,995	$105,533	$449,528
Intersegment revenue	—	—	—
Total revenues	343,995	105,533	449,528
Reconciliation of revenue
Elimination of intersegment revenue			—
Total consolidated revenues			449,528

Less:(1)
Cost of revenue from external customers	$238,632	$61,179	$299,811
Intersegment cost of revenue	208	—	208
Total cost of revenues	238,840	61,179	300,019
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(208)
Total consolidated cost of revenue			299,811

Selling, general, administrative expenses and other (2)	46,001	12,186
Segment profit	$59,154	$32,168	$91,322

Reconciliation of segment profit
Elimination of intersegment profit			208
Total consolidated segment profit			$91,530
Corporate expenses (3)			(7,948)
Total operating income			$83,582
Interest income, net			949
Income before income taxes			$84,531
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
(3) Comprised primarily of expenses not allocated to our operating segments.

	Three Months Ended June 30,
	2025
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$177,350	$96,225	$273,575
Intersegment revenue	2,422	—	2,422
Total revenues	179,772	96,225	275,997
Reconciliation of revenue
Elimination of intersegment revenue			(2,422)
Total consolidated revenues			273,575

Less:(1)
Cost of revenue from external customers	$117,743	$55,837	$173,580
Intersegment cost of revenue	2,071	—	2,071
Total cost of revenues	119,814	55,837	175,651
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(2,071)
Total consolidated cost of revenue			173,580

Selling, general, administrative expenses and other (2)	17,625	12,335
Segment profit	$42,333	$28,053	$70,386

Reconciliation of segment profit
Elimination of intersegment profit			(351)
Total consolidated segment profit			$70,035
Corporate expenses (3)			(9,230)
Total operating income			$60,805
Interest income, net			2,518
Income before income taxes			$63,323
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

(3) Comprised primarily of expenses not allocated to our operating segments.

	Six Months Ended June 30,
	2026
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$642,444	$195,433	$837,877
Intersegment revenue	1,723	—	1,723
Total revenues	644,167	195,433	839,600
Reconciliation of revenue
Elimination of intersegment revenue			(1,723)
Total consolidated revenues			837,877

Less:(1)
Cost of revenue from external customers	$460,489	$116,093	$576,582
Intersegment cost of revenue	1,822	—	1,822
Total cost of revenues	462,311	116,093	578,404
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(1,822)
Total consolidated cost of revenue			576,582

Selling, general, administrative expenses and other (2)	84,097	23,605
Segment profit	$97,759	$55,735	$153,494

Reconciliation of segment profit
Elimination of intersegment profit			99
Total consolidated segment profit			$153,593
Corporate expenses (3)			(20,507)
Total operating income			$133,086
Interest income, net			1,169
Income before income taxes			$134,255

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
The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Cactus Inc.	$48,996	$40,329	$81,902	$84,552
Less: Accretion of redeemable non-controlling interest to redemption value	—	—	81,507	—
Net income attributable to Cactus Inc. including accretion of redeemable non-controlling interest to redemption value —basic(1)	$48,996	$40,329	$395	$84,552
Denominator:
Weighted average Class A shares outstanding—basic	69,526	68,514	69,277	68,355
Effect of dilutive shares (2)	698	375	558	405
Weighted average Class A shares outstanding—diluted (2)	70,224	68,889	69,835	68,760

Earnings per Class A share—basic	$0.70	$0.59	$0.01	$1.24
Earnings per Class A share—diluted (1)(2)	$0.70	$0.59	$0.01	$1.23
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
(2)For the six months ended June 30, 2026, the Company's net income reflects the accretion of redeemable non-controlling interest to its redemption value as of the reporting date. Diluted earnings per share for the three and six months ended June 30, 2026 excludes 10.7 million and 10.8 million weighted average shares of Class B common stock. as the effect would be anti-dilutive. Diluted earnings per share for the three and six months ended June 30, 2025 excludes 11.3 million and 11.4 million weighted average shares of Class B common stock, as the effect would be anti-dilutive.

15.Contract Liabilities
Contract liabilities include deferred income primarily on long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements and progress collections, which reflects billings in excess of revenue. Contract liabilities consist of the following:

	June 30, 2026	December 31, 2025
Deferred income	$48,154	$7,707
Progress collections	3,695	—
Contract liabilities	$51,849	$7,707

Revenue recognized during the three months ended June 30, 2026 and 2025 that was included in the contract liabilities at the beginning of the period was $19.2 million and $4.9 million, respectively and $25.3 million and $9.0 million of revenue recognized during the six months ended June 30, 2026 and 2025, respectively, was included in the contract liabilities at the beginning of the period.

16.Subsequent Events

On July 24, 2026, Cactus Companies, and Baker Hughes Oilfield Equipment Manufacturing – Sole Proprietorship L.L.C., a 65% owned indirect subsidiary of Cactus Companies that is organized in the UAE (“Cactus UAE”), entered into a Facilities Agreement (the “Facilities Agreement”) with Commercial Bank of Dubai PSC, as lender (“CBD”), Cactus UAE as borrower, and Cactus Companies as guarantor.

The Facilities Agreement provides Cactus UAE with a $75.0 million secured credit facility, with sublimits of (x) $40.0 million for revolving credit borrowings, (y) $35.0 million for bank guarantees, bid bonds, performance bonds and similar obligations, and (z) $10.0 million for letters of credit (with a $35.0 million aggregate limit on the amount of bank guarantees, bid bonds, performance bonds, similar obligations and letters of credit). The credit facility established by the Facilities Agreement is scheduled to terminate on February 28, 2027, but CBD may elect to extend the facility for successive 12-month periods in its sole discretion. The obligations of Cactus UAE under the Facilities Agreement are guaranteed by Cactus Companies and secured by a lien on the accounts receivable and certain other personal property assets of Cactus UAE. The Facility Agreement will be used for working capital and general corporate purposes of Cactus International LLC and its subsidiaries (including Cactus UAE), a group of 65% owned subsidiaries of the Company that hold Baker Hughes Company’s former surface pressure control business.

Revolving credit borrowings under the Facility Agreement will accrue interest at the applicable reference rate set forth in the Facilities Agreement plus 1.85% per annum. Cactus UAE will pay fees to CBD in the amount of (x) 0.75% per annum for letters of credit issued under the Facility Agreement, (y) 0.75% per annum for bank guarantees, bid bonds, performance bonds and similar obligations issued under the Facility Agreement to beneficiaries located in the UAE, and (z) 1.00% per annum for bank guarantees, bid bonds, performance bonds and similar obligations issued under the Facility Agreement to beneficiaries located outside the UAE.

The Facilities Agreement contains customary events of default and various covenants and restrictive provisions that limit the ability of Cactus UAE and, in certain provisions, Cactus Companies, to, among other things, incur additional indebtedness and create liens, make investments or loans, merge or consolidate with other companies if not the surviving entity, sell assets, make certain restricted payments and distributions, and engage in transactions with affiliates. The Facilities Agreement also requires Cactus Companies to (x) maintain a leverage ratio no greater than 2.50 to 1.00 based on a ratio of total indebtedness to EBITDA (as defined in the Cactus Companies credit facility) and (y) during a cash dominion activation period (as defined in the Cactus Companies credit facility), maintain a minimum fixed charge coverage ratio (as defined in the Cactus Companies credit facility) of 1.00 to 1.00.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise indicated or required by the context, all references in this Quarterly Report to the “Company,” “Cactus,” “we,” “us” and “our” refer to Cactus, Inc. (“Cactus Inc.”) and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, which are difficult to predict, including those described above in “Cautionary Note Regarding Forward-Looking Statements,” and in the risk factors included in “Part II, Item 1A. Risk Factors” in this Quarterly Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.
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
On February 28, 2023, Cactus acquired FlexSteel, which grew from its founding in 2003 to its current status as a leading provider of spoolable pipe technologies, primarily to the U.S. onshore market. We believe this acquisition enhanced our position as a premier manufacturer and provider of highly engineered equipment primarily to the exploration and production ("E&P") industry and has provided opportunities for meaningful growth. FlexSteel’s spoolable technology products complement Cactus’s pressure control equipment, and the combined business allows for exposure to customers operations from production trees to transportation of oil, gas and other liquids, as well as to additional customers operating in the midstream area.
On January 1, 2026, Cactus completed the acquisition of Cactus International, a global provider of wellhead and pressure control equipment and services with operations across key international oil and gas markets. The acquisition significantly expands the Company's geographic footprint, diversifies its customer base, manufacturing, service and operational capabilities, and enhances its ability to serve customers globally. As a result of the acquisition, Cactus is now a global wellhead supplier with meaningful exposure to both U.S. and international drilling and production activity.
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
During the six months ended June 30, 2026, we derived 77% of total revenues from the sale of our products, 4% of total revenues from rental and 19% of total revenues from field service and other. During the six months ended June 30, 2025, we derived 75% of total revenues from the sale of our products, 9% of total revenues from rental and 16% of total revenues from field service and other. We have worldwide operations, including the U.S., Saudi Arabia, UAE, and China, with more limited operations in Australia and Canada, as well as sales in other international markets.

We operate in two business segments consisting of the Pressure Control segment and the Spoolable Technologies segment.

Pressure Control
The Pressure Control segment designs, manufactures, sells and rents a range of wellhead and pressure control equipment under the Cactus Wellhead brand and, following the acquisition of Cactus International on January 1, 2026, includes a broader portfolio of surface pressure control products and services serving customers in key international oil and gas markets. Products are sold and rented principally for onshore conventional and unconventional oil and gas wells and are utilized during the drilling, completion and production phases of our customers' wells. In addition, we provide field services for our products and rental equipment to assist with the installation, maintenance and handling of the equipment.
We operate through service centers in the United States that are strategically located in key oil and gas producing regions. These service centers support our field services and provide equipment assembly and repair services. Through our legacy operations and Cactus International, we also maintain service, rental and operational capabilities across numerous international markets, including the Kingdom of Saudi Arabia and Australia. Pressure Control manufacturing and production facilities are located in Bossier City, Louisiana; Suzhou, China; Saudi Arabia; Abu Dhabi; and Hai Duong, Vietnam, supporting both domestic and international customer demand.
Demand for our Pressure Control product sales is driven primarily by the number of new wells drilled, as each new well requires a wellhead and, following the completion phase, a production tree. Demand for our rental equipment is driven primarily by well completions, as we rent frac trees to oil and gas operators to support hydraulic fracturing activities. Rental demand is also driven, to a lesser extent, by drilling activity through the rental of tools used in wellhead installation. Field service and other revenues are closely correlated with product sales and rental activity, as equipment sold or rented generally requires an associated service component.

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

	Three Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025
Brent Oil Price ($/bbl) (1)	$102.63	$80.72	$68.07
WTI Oil Price ($/bbl) (2)	$95.65	$72.74	$64.57
Natural Gas Price ($/MMBtu) (3)	$2.95	$4.71	$3.19
U.S. Land Drilling Rigs (4)	538	530	556
International Land Drilling Rigs (4)	814	841	835

(1) EIA Europe Brent spot price.
(2) EIA Cushing, OK West Texas Intermediate ("WTI") spot price.
(3) EIA Henry Hub Natural Gas spot price per million British Thermal Unit (“MMBtu”).
(4) Based on data made publicly available by Baker Hughes Company.

The Company’s operating results continue to be impacted by conditions in the oil and gas industry, which are primarily driven by global commodity prices, drilling and completion activity levels, and supply and demand dynamics.

Average WTI and Brent oil prices increased approximately 31% and 27%, respectively, in the second quarter of 2026 compared to the first quarter of 2026, as the war in Iran and associated supply disruption led to elevated commodity prices. Oil price levels have been highly volatile as geopolitical tensions remain high in the Middle East, and the ability to export of oil through the Strait of Hormuz and the Red Sea remain uncertain. Average natural gas prices decreased approximately 37% in the second quarter of 2026 compared to the first quarter of 2026. Prices were elevated in the first quarter due to winter storms and seasonality and have since moderated, as storage levels remained above five-year historical average through the second quarter.
In the second quarter of 2026, average U.S. land drilling activity levels were up 2% compared to the first quarter of 2026, as our customers generally continued stable drilling programs despite stronger commodity prices, reflecting E&P capital discipline. International land drilling levels decreased approximately 3% from the first quarter of 2026, led by reduced activity in the Middle East, offset by increases in Africa.

U.S. Trade Policies

Over the course of 2025 and 2026, the Trump administration implemented and announced a number of new tariffs, including new Section 232 tariffs of 50% on imports of steel and certain products made from steel from most countries outside of the U.S. Threats and actual implementation of tariffs continue to cause market and geopolitical uncertainty. Tariff announcements and implementation have caused global equity, bond, and currency markets to experience heightened levels of volatility as market participants incorporate potential effects of supply chain disruption, inflation, and consumer demand into pricing models. In February 2026, the United States Supreme Court ruled that certain tariffs were unlawful, resulting in the implementation of alternative tariffs under Section 122 and further market uncertainty. The Section 122 tariffs are anticipated to expire in July 2026 and be replaced by subsequent tariffs with similar cost impacts. As a result of the Supreme Court ruling, we filed claims for and have received certain tariff refunds and continue to monitor the situation closely, but there is no guarantee that any future refund claim will be honored. The refunds received and being pursued represent a limited component of the overall tariff impact incurred by the Company as the most material tariffs incurred by the Company under Section 232 and 301 remain unchanged.
We are incurring, and expect to continue to incur, elevated tariff expenses on our goods imported from Vietnam and China, and experience generally higher steel input costs at our Bossier City and Baytown manufacturing facilities primarily as a result of the broad Section 232 tariffs. Both tariffs and higher steel input costs have impacted profitability, although the impact has been partially mitigated by cost reduction and tariff recovery efforts.
Conflict in Iran
The ongoing war involving the United State, Isreal, and Iran continues to disrupt global oil supplies, maintaining upward pressure on energy prices and contributing to volatility in international markets Our operations in the region have been adversely impacted, and we continue to prioritize the safety of personnel in the region. We have experienced and expect to continue to experience disruptions to our operations, our customers’ drilling activities, and our supply chain along with increased freight and logistics costs due to the conflict, and particularly the impediment of traffic through the Strait of Hormuz. Continued war in the region may lead to reduced revenues and profits and increased costs for our business in the region.
Pillar Two Framework
The Organization for Economic Cooperation and Development (“OECD”) has introduced a framework (“Pillar Two”) that provides for a new, global minimum tax of at least 15% on the income of large multinational corporations arising in each jurisdiction in which they operate. Pillar Two is being implemented on a country-by-country basis, and many countries have adopted rules in this regard. The United States had raised concerns regarding Pillar Two and had proposed a “side-by-side” solution under which U.S. parented groups (such as the Company) would be exempted from certain minimum taxes under Pillar Two in recognition of the existing U.S. minimum tax rules to which they are subject. On January 5, 2026, the OECD/G20 Inclusive Framework formally released a side-by-side package implementing this understanding, together with related simplifications and safe harbors. The side-by-side solution only takes legal effect in a given jurisdiction once that jurisdiction enacts implementing legislation or guidance. The Company continues to evaluate the impact of Pillar Two, and the associated adoption of that legislation by local jurisdictions, across the jurisdictions in which it operates, and estimates the impacts to income tax expense to be immaterial

Critical Accounting Policies and Estimates
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
Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026

The following table presents a summary of the segment consolidated operating results for the periods indicated:

	Three Months Ended
	June 30, 2026	March 31, 2026	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$343,995	$300,172	$43,823	14.6%
Spoolable Technologies	105,533	89,900	15,633	17.4
Corporate and other	—	(1,723)	1,723	100.0
Total revenues	449,528	388,349	61,179	15.8
Operating income
Pressure Control	59,154	38,605	20,549	53.2
Spoolable Technologies	32,168	23,567	8,601	36.5
Total segment operating income	91,322	62,172	29,150	46.9
Corporate and other expenses	(7,740)	(12,668)	4,928	38.9
Total operating income	83,582	49,504	34,078	68.8

Interest income, net	949	220	729	nm
Income before income taxes	84,531	49,724	34,807	70.0
Income tax expense	23,151	9,503	13,648	nm
Net income	61,380	40,221	21,159	52.6
Less: net income attributable to non-controlling interest	12,384	7,315	5,069	69.3
Net income attributable to Cactus Inc.	$48,996	$32,906	$16,090	48.9%
nm = not meaningful

Pressure Control. Pressure Control revenue for the second quarter of 2026 was $344.0 million, an increase of $43.8 million, or 14.6%, from the first quarter of 2026 primarily due to increased revenues in the Middle East. Pressure Control operating income of $59.2 million for the second quarter of 2026 increased $20.5 million, or 53.2% from the first quarter of 2026, as segment operating income improved due to the higher volume and operating leverage, combined with the positive impact of tariff cost recovery, including the receipt of refunds of $10.3 million.

Spoolable Technologies. Spoolable Technologies revenue for the second quarter of 2026 was $105.5 million, an increase of $15.6 million, or 17.4% from the first quarter of 2026 primarily due to higher domestic customer activity levels. Total operating income for Spoolable Technologies for the second quarter of 2026 was $32.2 million, compared to operating income of $23.6 million for the first quarter of 2026, an increase of $8.6 million, or 36.5%, from the first quarter of 2026. The increase in operating income was primarily due to improved operating leverage and better sales mix.

Corporate and other. Corporate and other revenue represents the elimination of inter-segment sales from our Pressure Control segment to our Spoolable Technologies segment. Corporate and other expenses include costs associated with executive management and other administrative functions not directly attributable to our reporting segments. Corporate and other expenses for the second quarter of 2026 was $7.7 million, a decrease of $4.9 million, or 38.9% from the first quarter of 2026 primarily due to lower transaction and integration expenses associated with the Baker Hughes Transaction.

Interest income, net. Interest income, net was $0.9 million for the second quarter of 2026 compared to $0.2 million for the first quarter of 2026, with the improvement resulting from higher levels of cash invested during the second quarter following the completion of the Acquisition. The interest income, net is primarily comprised of interest income earned on the invested cash balance.
Income tax expense. Income tax expense for the second quarter of 2026 was $23.2 million compared to $9.5 million for the first quarter of 2026. Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus Companies. Income allocated to the non-controlling interest is only taxable to the non-controlling interest.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table presents a summary of the segment consolidated operating results for the periods indicated:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$644,167	$370,049	$274,118	74.1%
Spoolable Technologies	195,433	188,803	6,630	3.5
Corporate and other	(1,723)	(4,958)	3,235	65.2
Total revenues	837,877	553,894	283,983	51.3
Operating income
Pressure Control	97,759	96,666	1,093	1.1
Spoolable Technologies	55,735	51,929	3,806	7.3
Total segment operating income	153,494	148,595	4,899	3.3
Corporate and other expenses	(20,408)	(19,178)	(1,230)	(6.4)
Total operating income	133,086	129,417	3,669	2.8

Interest income, net	1,169	4,843	(3,674)	(75.9)
Income before income taxes	134,255	134,260	(5)	—
Income tax expense	32,654	31,108	1,546	5.0
Net income	101,601	103,152	(1,551)	(1.5)
Less: net income attributable to non-controlling interest	19,699	18,600	1,099	5.9
Net income attributable to Cactus Inc.	$81,902	$84,552	$(2,650)	(3.1)%
nm = not meaningful

Pressure Control. Pressure Control revenue was $644.2 million for the first six months of 2026, an increase of $274.1 million, or 74.1%, from the first six months of 2025, primarily driven by international contributions from the newly acquired Cactus International joint venture. Operating income of $97.8 million in the first six months of 2026 increased $1.1 million, or 1.1%, from the first six months of 2025. The increase was primarily driven by higher operating income from Cactus International and tariff cost recovery, including the receipt of refunds of $10.3 million, which was more than offset by the impacts of purchase accounting and ongoing Section 232 and Section 301 tariff-related costs affecting product margins compared to prior year.

Spoolable Technologies. Spoolable Technologies revenue for the first six months of 2026 was $195.4 million, an increase of $6.6 million, or 3.5%, from the first six months of 2025, primarily due to higher customer activity levels in the international markets. Total operating income was $55.7 million in the first six months of 2026, an increase of $3.8 million, or 7.3%, compared to operating income of $51.9 million in the first six months of 2025. The increase was driven in part by improved operating leverage and lower selling, general and administrative expenses.

Corporate and other. Corporate and other revenue represents the elimination of inter-segment sales from our Pressure Control segment to our Spoolable Technologies segment. Corporate and other expenses include costs associated with executive management and other administrative functions not directly attributable to our reporting segments. Corporate and other expenses for the first six months of 2026 was $20.4 million, an increase of $1.2 million, or 6.4% from the first six months of 2025. The increase was largely attributable to professional fees and integration expenses associated with the Baker Hughes Transaction.

Interest income, net. Interest income, net for the first six months of 2026 was $1.2 million, compared to $4.8 million for the first six months of 2025. The decrease was due to lower interest income earned on lower amounts of cash invested during the first six months of 2026 as a result of the utilization of cash to fund the Baker Hughes Transaction.

Income tax expense. Income tax expense for the first six months of 2026 was $32.7 million compared to $31.1 million for the first six months of 2025. The increase in income tax expense from the first six months of 2025 was primarily due increase taxes associated with foreign operations.

Liquidity and Capital Resources

At June 30, 2026, we had $365.8 million of cash and cash equivalents, including $92.5 million of cash held for certain restructuring activities related to the Cactus International acquisition. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities, and borrowings under our Amended ABL Credit Facility (as defined in Note 7 in the notes to the unaudited condensed consolidated financial statements). Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of June 30, 2026, we had $223.7 million of available borrowing capacity under our Amended ABL Credit Facility with no outstanding borrowings, in addition to $100.0 million available under our Term Loan Facility (as defined in Note 7 in the notes to the unaudited condensed consolidated financial statements) and $14.4 million in letters of credit outstanding. We were in compliance with the covenants of the Amended ABL Credit Facility as of June 30, 2026. Additionally, we have indemnified Baker Hughes for $14.1 million of contingent liabilities associated with letters of credit in support of Cactus International operations, which do not reduce the borrowing capacity under our Amended ABL Credit Facility.

In June 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions, or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of June 30, 2026, $146.3 million remained authorized for future repurchases of Class A common stock under the program.

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

For the full year 2026, the Company is increasing its net capital expenditure guidance from $40 to $50 million to $55 to $65 million. The higher range is due primarily to initial capacity investments in the Baytown Spoolable Technologies manufacturing facility to meet increased global demand. The Company is additionally evaluating capex related to the Spoolable Technologies business in the Eastern hemisphere. In the Pressure Control segment, capital expenditures are primarily related to U.S. service center enhancements, rental fleet investments, and international expansion, and less material investments in low-cost supply chain.

Our ability to satisfy our long-term liquidity requirements, including cash requirements to fund income tax liabilities and the TRA liability at Cactus Inc., along with associated distributions to holders of CC Units relating to their ownership of Cactus Companies, depends on our future operating performance, which is affected by, and subject to, prevailing economic conditions, market conditions in the E&P industry, availability and cost of raw materials, and financial, business and other factors, many of which are beyond our control. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate, and competitive pressures. If necessary, we would likely choose to reduce and delay or defer our spending on capital expenditures and operating expenses to ensure we operate within the cash flow generated from our operations.

Cash Flows
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$232,835	$124,380
Net cash used in investing activities	(325,585)	(26,507)
Net cash used in financing activities	(36,258)	(36,546)

Net cash provided by operating activities was $232.8 million and $124.4 million for the six months ended June 30, 2026 and 2025, respectively. Operating cash flows for the six months ended June 30, 2026 increased primarily due to changes in working capital, largely driven by our recent acquisition of Cactus International.

Net cash used in investing activities was $325.6 million and $26.5 million for the six months ended June 30, 2026 and 2025, respectively. The increase for the six months ended June 30, 2026 was primarily due to cash paid to acquire Cactus International for $371.0 million, less $70.0 million in cash acquired from the acquisition.
Net cash used in financing activities was $36.3 million for the six months ended June 30, 2026 compared to $36.5 million for the six months ended June 30, 2025. The decrease in net cash used in financing activities for the six months ended June 30, 2026 was primarily related to a decrease in distributions to members of Cactus Companies of approximately $4.5 million. This decrease was partially offset by an increase in share repurchases of $2.3 million as well as an increase in the payment of Class A share dividends of $1.8 million.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2025 Annual Report. Our exposure to market risk has not changed materially since December 31, 2025.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.
As disclosed in Note 2 to the unaudited condensed consolidated financial statements, we acquired Cactus International on January 1, 2026 and accounted for this acquisition as a business combination. Cactus International’s total revenues constituted approximately 35% of our total consolidated revenues for the six months ended June 30, 2026. Cactus International’s total assets constituted approximately 37% of our total consolidated assets as of June 30, 2026. We excluded Cactus International’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the SEC staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal controls over financial reporting for one year following the acquisition. We are in the process of implementing financial reporting controls and procedures at Cactus International as part of our ongoing integration activities.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. For information concerning existing legal proceedings as of June 30, 2026, see Note 11 to our condensed consolidated financial statements.
Item 1A.   Risk Factors.

In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2025 Annual Report, and under the heading "Part II Item 1A Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and in our other filings with the SEC, which could materially affect our business, results of operations, financial condition or cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition or cash flows. There have been no material changes in our risk factors from those described in our 2025 Annual Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and our other SEC filings, except as follows:

Ongoing conflict between the United States, Iran and other countries in the Middle East could continue to adversely impact our operations in the Middle East.

Cactus International, a 65% owned subsidiary of the Company, has plants in the UAE and Saudi Arabia. Both Cactus Wellhead and Cactus International, as well as our Spoolable Technologies segment, maintain significant operations in the Middle East. As long as the conflict between or among the United States, Iran and other countries in the Middle East continues, (i) those plants and operations are subject to interruptions, (ii) customer operations may be disrupted resulting in fewer orders, (iii) traffic through the Strait of Hormuz will likely negatively impact our supply chain in the region, (iv) there may be increased safety concerns for our employees and (v) our integration plan for Cactus International may be delayed. There is no way to predict when this conflict will be resolved and when operations can be restored to the conditions that existed before the conflict began. Until such conditions are restored, we expect that our operations in the Middle East and our financial results will be adversely impacted.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchases of Class A common stock during the three months ended June 30, 2026 (in whole shares).

Period	Total number of shares purchased (1)	Weighted-average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum dollar value of shares that may yet be purchased under the plans or program (3)
April 1-30, 2026	1,247	$52.76	—	$146,302,153
May 1-31, 2026	178	$62.26	—	$146,302,153
June 1-30, 2026	864	$58.80	—	$146,302,153
Total	2,289	$55.78	—	$146,302,153
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
Item 5.   Other Information.

During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cactus, Inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On July 24, 2026, Cactus Companies and Cactus UAE entered into the Facilities Agreement with Commercial Bank of Dubai PSC, as lender, Cactus UAE as borrower, and Cactus Companies as guarantor.  See Footnote 16 in Item1. Financial Statements for further information regarding the Facilities Agreement.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

The board of directors (“Board”) of Cactus, Inc. (the “Company”) approved an increase in the number of directors on the Board from eight to nine and appointed Joseph Elkhoury to fill the newly created vacancy resulting from the increase in the number of directors, effective as of August 1, 2026. Mr. Elkhoury was appointed as a Class III director, with an initial term expiring at the 2027 annual meeting of stockholders. The increase in the size of the Board and the election of Mr. Elkhoury to fill the newly created vacancy on the Board were based upon the recommendation of the Company’s nominating and governance committee.
In connection with his appointment, the Board reviewed the independence of Mr. Elkhoury using the independence standards of the New York Stock Exchange (“NYSE”) and the Securities and Exchange Commission and, based on this review, determined that Mr. Elkhoury is independent within the meaning of the applicable NYSE listing standards currently in effect and within the meaning of Section 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Joseph Elkhoury—Director Candidate. Mr. Elkhoury served as the Chief Executive Officer of KCA Deutag from July 1, 2019 until January 16, 2025. Prior to that time, Mr. Elkhoury was an Operating Partner, focusing on investment opportunities in the energy technology sector at Apollo Global Management, one of the world’s largest alternative investment managers. He was also Chairman of the Board of Express Energy Services, one of Apollo’s portfolio companies from July 10, 2018 to December 1, 2020. Mr. Elkhoury was previously Chief Operating Officer and Senior Vice President at Tetra Technologies from June 16, 2014 until June 1, 2017. Prior to that, Mr. Elkhoury spent 21 years with Schlumberger, originally joining the group in 1994 as a Wireline Field Engineer in Abu Dhabi. During his time there he held a number of senior positions and had responsibility for several of Schlumberger’s businesses including Microseismic Services, Production Services, Information Solutions and Global Supply Chain. Mr. Elkhoury has a degree in electrical engineering from the American University of Beirut. The Company believes Mr. Elkhoury’s qualifications to serve on the board include his executive leadership, his 33 years of experience in a wide variety of operational and leadership roles in the oilfield services industry and his experience in the Middle East.
The Company has entered into its standard form of indemnification agreement with Mr. Elkhoury. The form indemnification agreement was previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 15, 2019 and is incorporated by reference herein.
Mr. Elkhoury was not appointed pursuant to any arrangement or understanding with any other person and there are no family relationships between Mr. Elkhoury and the other directors or executives of the Company. There are no transactions in which Mr. Elkhoury has an interest requiring disclosure on the part of the Company under Item 404(a) of Regulation S-K promulgated under the Exchange Act.
As a non-employee director, Mr. Elkhoury will be entitled to receive an annual cash retainer of $94,000 per year, payable quarterly in arrears, as well as annual equity-based compensation with an aggregate grant date value of $141,000. On August 1, 2026, in connection with his appointment to the Board, Mr. Elkhoury will receive an award of restricted stock units with a grant date value of $70,500.
Item 6.   Exhibits.
The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report.

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of Cactus, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024)

3.2	Amended and Restated Bylaws of Cactus, Inc. (incorporated by reference to Exhibit 3.6 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on August 1, 2024)
10.1*	First Amendment, dated March 10, 2026 to the Amended and Restated Limited Liability Company Operating Agreement of Cactus Companies, LLC
10.2
Fourth Amendment, dated May 29, 2026, to the Amended and Restated Credit Agreement among Cactus Companies, LLC, as borrower, certain subsidiaries of Cactus Companies, LLC, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on June 2, 2026)

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

Cactus, Inc.

July 30, 2026	By:	/s/ Scott Bender
Date		Scott Bender Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

July 30, 2026	By:	/s/ Jay A. Nutt
Date		Jay A. Nutt Executive Vice President and Chief Financial Officer (Principal Financial Officer)