Form 10-Q
period 2026-09-30
Cactus, Inc.
filed 2026-10-30
CIK 1699136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of October 28, 2026, the registrant had 70,219,569 shares of Class A common stock, $0.01 par value per share, and 9,961,249 shares of Class B common stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements described under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Annual Report”), and under “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and in this Quarterly Report and other cautionary statements contained herein and in our Exchange Act filings. Forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Should one or more of the risks or uncertainties described in our 2025 Annual Report or other Exchange Act filings occur, or should underlying assumptions prove incorrect, our actual results could differ materially from those expressed in any forward-looking statements.
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
i

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except per share data)	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$354,221	$123,571
Restricted cash	—	371,011
Accounts receivable, net of allowance of $4,897 and $4,494, respectively	506,342	164,493
Inventories	401,575	276,613
Prepaid expenses and other current assets	23,806	19,231
Total current assets	1,285,944	954,919
Property and equipment, net	403,621	342,592
Operating lease right-of-use assets, net	30,761	19,491
Intangible assets, net	336,158	148,004
Goodwill	285,579	203,028
Deferred tax asset, net	200,015	187,545
Investment in unconsolidated affiliates	5,980	5,923
Other noncurrent assets	31,969	10,115
Total assets	$2,580,027	$1,871,617
Liabilities, Mezzanine Equity and Stockholders' Equity
Current liabilities
Accounts payable	$211,331	$71,541
Accrued expenses and other current liabilities	104,209	51,388
Contract liabilities	66,545	7,707
Current portion of liability related to tax receivable agreement	21,314	21,314
Finance lease obligations, current portion	8,321	7,476
Operating lease liabilities, current portion	9,196	4,815
Total current liabilities	420,916	164,241
Deferred tax liability, net	14,432	2,786
Liability related to tax receivable agreement, net of current portion	251,568	241,609
Finance lease obligations, net of current portion	9,584	9,672
Operating lease liabilities, net of current portion	27,000	15,786
Other noncurrent liabilities	84,402	4,475
Total liabilities	807,902	438,569
Commitments and contingencies
Mezzanine equity
Redeemable non-controlling interest	240,905	—
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 300,000 shares authorized, 70,120 and 68,890 shares issued and outstanding	696	688
Class B common stock, $0.01 par value, 215,000 shares authorized, 10,061 and 10,958 shares issued and outstanding	—	—
Additional paid-in capital	596,476	546,926
Retained earnings	712,323	680,353
Accumulated other comprehensive loss	(581)	(1,577)
Total stockholders’ equity attributable to Cactus Inc.	1,308,914	1,226,390
Non-controlling interest	222,306	206,658
Total stockholders’ equity	1,531,220	1,433,048
Total liabilities, mezzanine equity and stockholders' equity	$2,580,027	$1,871,617
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues
Product revenue	$322,347	$206,822	$969,211	$624,045
Rental revenue	22,609	17,361	57,259	66,269
Field service and other revenue	85,932	39,771	242,295	127,534
Total revenues	430,888	263,954	1,268,765	817,848
Costs and expenses
Cost of product revenue	203,485	123,589	645,125	368,560
Cost of rental revenue	10,833	10,839	31,805	37,336
Cost of field service and other revenue	59,725	32,403	173,695	107,096
Selling, general and administrative expenses	62,797	35,889	191,006	114,205
Total costs and expenses	336,840	202,720	1,041,631	627,197
Operating income	94,048	61,234	227,134	190,651

Interest income, net	766	2,977	1,935	7,820
Other income, net	—	221	—	221
Income before income taxes	94,814	64,432	229,069	198,692
Income tax expense	20,723	14,244	53,377	45,352
Net income	$74,091	$50,188	$175,692	$153,340
Less: net income attributable to non-controlling interest	11,927	8,564	31,626	27,164
Net income attributable to Cactus Inc.	$62,164	$41,624	$144,066	$126,176

Net income attributable to Cactus Inc.	$62,164	$41,624	$144,066	$126,176
Less: Accretion of redeemable non-controlling interest to redemption value	—	—	81,507	—
Net income attributable to Cactus Inc. including accretion of redeemable non-controlling interest to redemption value	$62,164	$41,624	$62,559	$126,176

Earnings per Class A share—basic	$0.89	$0.61	$0.90	$1.84
Earnings per Class A share—diluted	$0.87	$0.60	$0.89	$1.83

Weighted average Class A shares outstanding - basic	69,899	68,681	69,487	68,465
Weighted average Class A shares outstanding - diluted	81,108	69,196	70,143	68,877
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$74,091	$50,188	$175,692	$153,340
Foreign currency translation adjustments	841	(120)	1,162	542
Comprehensive income	$74,932	$50,068	$176,854	$153,882
Less: comprehensive income attributable to non-controlling interest	12,082	8,546	31,960	27,301
Comprehensive income attributable to Cactus Inc.	$62,850	$41,522	$144,894	$126,581
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(unaudited)

	Stockholders' Equity									Mezzanine Equity
	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at June 30, 2026	69,633	$693	10,546	$—	$580,623	$660,935	$(1,435)	$221,196	$1,462,012	$241,121
Redeemable non-controlling interest	—	—	—	—	—	(27)	—	—	(27)	—
Member distributions	—	—	—	—	—	—	—	(2,652)	(2,652)	—
Effect of CC Unit redemptions	485	3	(485)	—	9,391	—	—	(9,389)	5	—
Tax impact of equity transactions	—	—	—	—	(428)	—	—	—	(428)	—
Equity award vestings	2	—	—	—	(12)	—	—	(6)	(18)	—
Other comprehensive income	—	—	—	—	—	—	854	(13)	841	—
Share repurchases	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,902	—	—	998	7,900	—
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(10,749)	—	—	(10,749)	—
Acquisition of non-controlling interest	—	—	—	—	—	—	—	245	245	—
Net income	—	—	—	—	—	62,164	—	11,927	74,091	(216)
Balance at September 30, 2026	70,120	$696	10,061	$—	$596,476	$712,323	$(581)	$222,306	$1,531,220	$240,905

Balance at June 30, 2025	68,574	$685	11,260	$—	$530,945	$618,554	$(1,983)	$200,336	$1,348,537	$—
Member distributions	—	—	—	—	—	—	—	(1,560)	(1,560)	—
Effect of CC Unit redemptions	252	—	(252)	—	4,603	—	—	(4,603)	—	—
Tax impact of equity transactions	—	—	—	—	267	—	—	—	267	—
Equity award vestings	13	3	—	—	(143)	—	—	(64)	(204)	—
Other comprehensive loss	—	—	—	—	—	—	(103)	(17)	(120)	—
Share repurchases	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,273	—	—	853	6,126	—
Cash dividends declared ($0.14 per share)	—	—	—	—	—	(9,822)	—	—	(9,822)	—
Net income	—	—	—	—	—	41,624	—	8,564	50,188	—
Balance at September 30, 2025	68,839	$688	11,008	$—	$540,945	$650,356	$(2,086)	$203,509	$1,393,412	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(unaudited)

	Stockholders' Equity									Mezzanine Equity
	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2025	68,890	$688	10,958	$—	$546,926	$680,353	$(1,577)	$206,658	$1,433,048	$—
Redeemable non-controlling interest	—	—	—	—	—	(81,534)	—	(12,633)	(94,167)	94,140
Member distributions	—	—	—	—	—	—	—	(6,902)	(6,902)	—
Effect of CC Unit redemptions	897	5	(897)	—	17,165	—	—	(17,165)	5	—
Tax impact of equity transactions	—	—	—	—	19,059	—	—	—	19,059	—
Equity award vestings	333	3	—	—	(6,074)	—	—	(1,952)	(8,023)	—
Other comprehensive income	—	—	—	—	—	—	996	166	1,162	—
Stock-based compensation	—	—	—	—	19,400	—	—	2,943	22,343	—
Cash dividends declared ($0.43 per share)	—	—	—	—	—	(30,562)	—	—	(30,562)	—
Acquisition of non-controlling interest	—	—	—	—	—	—	—	19,565	19,565	146,738
Net income	—	—	—	—	—	144,066	—	31,626	175,692	27
Balance at September 30, 2026	70,120	$696	10,061	$—	$596,476	$712,323	$(581)	$222,306	$1,531,220	$240,905

Balance at December 31, 2024	68,151	$681	11,433	$—	$520,794	$552,133	$(2,491)	$193,062	$1,264,179	$—
Member distributions	—	—	—	—	—	—	—	(10,303)	(10,303)	—
Effect of CC Unit redemptions	425	—	(425)	—	7,634	—	—	(7,634)	—	—
Tax impact of equity transactions	—	—	—	—	853	—	—	—	853	—
Equity award vestings	263	7	—	—	(4,366)	—	—	(1,555)	(5,914)	—
Other comprehensive income	—	—	—	—	—	—	405	137	542	—
Share repurchases	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,030	—	—	2,638	18,668	—
Cash dividends declared ($0.40 per share)	—	—	—	—	—	(27,953)	—	—	(27,953)	—
Net income	—	—	—	—	—	126,176	—	27,164	153,340	—
Balance at September 30, 2025	68,839	$688	11,008	$—	$540,945	$650,356	$(2,086)	$203,509	$1,393,412	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CACTUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$175,692	$153,340
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	100,203	47,752
Deferred financing cost amortization	1,212	839
Stock-based compensation	22,187	18,475
Provision for expected credit losses	470	874
Inventory obsolescence	5,733	2,439
Gain on disposal of assets	(3,817)	(2,101)
Deferred income taxes	8,824	22,678
Gain from revaluation of liability related to tax receivable agreement and other	—	(221)
Changes in operating assets and liabilities:
Accounts receivable	(84,086)	(9,463)
Inventories	(21,791)	(46,561)
Prepaid expenses and other assets	(7,911)	2,350
Accounts payable	(13,314)	(5,446)
Accrued expenses and other liabilities	32,415	1,193
Contract liabilities	35,438	—
Net cash provided by operating activities	251,255	186,148
Cash flows from investing activities
Acquisition of a business, net of cash and cash equivalents acquired	(301,011)	—
Investment in unconsolidated affiliate	—	(6,000)
Capital expenditures and other	(47,568)	(32,351)
Proceeds from sales of assets	6,928	3,626
Net cash used in investing activities	(341,651)	(34,725)
Cash flows from financing activities
Payments of deferred financing costs	(100)	—
Payments on finance leases	(5,970)	(5,823)
Dividends paid to Class A common stock shareholders	(30,482)	(27,793)
Distributions to members	(6,902)	(10,303)
Repurchases of shares	(8,066)	(5,914)
Net cash used in financing activities	(51,520)	(49,833)
Effect of exchange rate changes on cash and cash equivalents	1,555	1,181
Net (decrease) increase in cash and cash equivalents	(140,361)	102,771
Cash, cash equivalents, and restricted cash
Beginning of period	494,582	342,843
End of period	$354,221	$445,614

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$44,041	$43,697
Cash paid for interest	$2,711	$1,961
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new lease obligations	$10,806	$7,048
Property and equipment in accounts payable	$4,677	$1,280
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

Cactus International Joint Venture with Baker Hughes

On January 1, 2026 (the “Closing Date”), Baker Hughes Holdings LLC ("Baker Hughes Holdings") and certain of its affiliates sold 65% of the limited liability company membership interests ("Membership Interests") in Baker Hughes Pressure Control LLC (the "Joint Venture" or "Cactus International"), which holds Baker Hughes Company's remaining surface pressure control business (the "Acquired Business") to Cactus UK Holding Limited (the “Cactus Member”), a subsidiary of Cactus Companies, for a cash purchase price of $344.5 million, subject to certain working capital, cash, debt, capital expenditure and other customary adjustments (the "Baker Hughes Transaction").

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

From and after the second anniversary of the Closing Date, the Baker Member has the right to sell to either the Joint Venture or the Cactus Member, and the Cactus Member has the right to purchase or cause the Joint Venture to purchase, all of the Membership Interests held directly or indirectly by Baker Hughes Company. The purchase price will be based on a value of the Joint Venture using a multiple of six times its trailing twelve month ("TTM") Adjusted EBITDA (as defined and calculated pursuant to the Amended and Restated Limited Liability Company Agreement of the Joint Venture, entered into on the Closing Date by the Joint Venture, the Cactus Member, the Baker Member, Cactus Inc. and Baker Hughes Company (the "Joint Venture LLC Agreement")), subject to a maximum valuation of $660.0 million, and if the Cactus Member elects to purchase or cause the Joint Venture to purchase the Membership Interests, a minimum valuation of $530.0 million applies. If the Baker Member exercises its right to sell, there is no minimum valuation. In connection with the Baker Hughes Transaction, Cactus Companies is obligated to pay Baker Hughes Holdings $10.0 million subject to contractual adjustments on the first anniversary of the Closing Date and $14.5 million at such time as Baker Hughes Company ceases to be a member of the Joint Venture.

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

The acquisition is being accounted for using the acquisition method of accounting, with Cactus being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities were recorded at their respective fair values as of the date of the completion of the acquisition. The transaction was treated as a purchase of partnership units for United States federal income tax purposes. In connection with the acquisition, we incurred approximately $6.7 million of transaction costs for the nine months ended September 30, 2026 required to effect the transaction and incurred an additional $1.1 million in costs related to the reporting of and accounting for the transaction. These fees primarily related to legal, accounting and consulting fees and are included in selling, general and administrative (“SG&A”) expenses in the statements of income.

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
Preliminary Purchase Price Allocation
The following table summarizes the preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, after measurement period adjustments:

Cash and cash equivalents	$70,000
Receivables	249,045
Inventories	128,597
Prepaid expenses and other current assets	2,012
Property and equipment	48,376
Operating lease right-of-use assets	16,188
Identifiable intangible assets	228,800
Other noncurrent assets	17,090
Total assets acquired (A)	760,108
Accounts payable	152,413
Accrued expenses and other current liabilities	46,963
Finance lease obligations	78
Operating lease liabilities	17,119
Deferred tax liabilities	19,613
Other non-current liabilities	78,139
Total liabilities assumed (B)	314,325

Net identifiable assets acquired (C) = (A)-(B)	$445,783
Fair value of the mezzanine classified non-controlling interest (D)	146,738
Fair value of the other non-controlling interest (E)	19,565
Goodwill (F)	82,551
Total consideration to be transferred (G) = (C) - (D) - (E) + (F)	$362,031

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

The fair values determined for accounts receivable, accounts payable and most other current assets and liabilities, other than inventory, were approximately equivalent to the carrying value due to their short-term nature. The gross contractual amounts receivable acquired totaled $242.9 million, of which management estimates $2.6 million will be uncollectible. Acquired inventories are comprised of raw materials, work-in-progress and finished goods. The preliminary fair value of finished goods was calculated as the estimated selling price, less costs of the selling effort and a reasonable profit allowance relating to the selling effort. The preliminary fair value of work-in-progress was calculated as the estimated selling price, less costs to complete, less costs of the selling effort and a reasonable profit allowance on completion and selling costs. The preliminary fair value of raw materials was determined based on replacement cost which approximates historical carrying value. The preliminary fair value of identifiable fixed assets was calculated using a combination of valuation approaches, but primarily consisted of the cost approach which adjusts estimates of replacement cost for the age, condition and utility of the associated assets. The acquisition includes a deferred payment component and a put option and call option for the remaining equity interest. The net put/call was valued at $146.7 million using a Monte Carlo simulation in a risk-neutral framework. The fair value of the remaining non-controlling interest of 35% after the acquisition was determined using the implied enterprise value based on the purchase price. Due to the redeemable nature of the arrangement, both the fair value of the option and the redeemable non-controlling interest are classified within Mezzanine Equity.

Other non-controlling interests acquired were valued at $19.6 million using the non-controlling interest of the acquired subsidiary’s fair value measured using discounted cash flows under the income approach.

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

From the Closing Date through September 30, 2026, Cactus International contributed revenue of $405.5 million and net income of $3.4 million to the Company's unaudited condensed consolidated results of operations.

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

Pro forma financial information

The pro forma financial information below represents the combined results of operations for the three and nine months ended September 30, 2025, as if the acquisition had occurred as of January 1, 2025. There is no pro forma information included for the three and nine months ended September 30, 2026, because the Company’s actual financial results for such period fully reflect the acquisition. The unaudited pro forma combined financial information includes, where applicable, adjustments for additional amortization expense related to the fair value step-up of intangible assets, additional inventory fair value step-up expense, additional depreciation expense associated with adjusting property and equipment to fair value, changes to align accounting policies and associated tax-related impacts of adjustments. These pro forma adjustments are based on available information as of the date hereof and upon assumptions that we believe are reasonable to reflect the impact of the acquisition on our historical financial information on a supplemental pro forma basis. The unaudited pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented nor indicative of future operating results.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Revenues	$432,161	$1,284,953
Net Income attributable to Cactus, Inc.	48,405	130,521

Subsequent measurement of Mezzanine Equity

Although the non-controlling interest in the Joint Venture classified as Mezzanine Equity is not currently redeemable, redemption is considered probable; therefore, the Company elected Method 2 under ASC 480 and remeasures the Mezzanine Equity to its estimated redemption value each reporting period, with subsequent changes reflected directly in retained earnings. The redemption price is determined in accordance with the terms of the Framework Agreement and is calculated by applying a specified multiple to EBITDA. For additional information, see “Note 14 – Earnings per Share”.

Measurement Period Adjustments

During the second and third quarter of 2026, management recorded certain measurement period adjustments to the preliminary purchase price allocation, which were the result of additional analysis performed, and information identified based on facts and circumstances that existed as of the acquisition date. The most significant of these adjustments are described below.

The Company has recorded a measurement period adjustment to increase the warranty liability previously recorded by $44.4 million as an increase to accrued liabilities. The warranty liability adjustment is based on management's conclusion that a liability for warranty-related costs should have been recognized prior to the acquisition date in accordance with ASC 450, Contingencies. In addition, the Company recorded income tax-related adjustments of $18.9 million related to a decrease in the deferred tax liability and an increase to tax indemnity receivable of $11.4 million in the opening balance sheet as of the acquisition date, with a corresponding net increase to goodwill. The deferred tax liability and tax indemnification receivable adjustments are based on further information becoming available during the measurement period and the impacts of pretax accounting changes. Both adjustments result from facts and circumstances that existed at the acquisition date and were subsequently identified by management within the measurement period. The Company also recorded adjustments to the fair values of property, plant, and equipment, inventories assumed, and accrued expenses based on additional analysis performed in the measurement period through the nine months ended September 30, 2026.

These adjustments represent revisions of the preliminary purchase price allocation and were recorded as if the accounting had been completed at the acquisition date. As such, the adjustments did not result in a material impact to the Company’s previously reported results of operations.

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

3.Accounts Receivable and Allowance for Credit Losses

We extend credit to customers in the normal course of business. Our customers are predominantly oil and gas exploration and production companies located in the U.S. and the Middle East. Our receivables are short-term in nature and typically due in 30 to 60 days after the billing for the product that has been delivered or the services that have been provided to the customer. We typically do not accrue interest on delinquent receivables. Accounts receivable includes both amounts billed and currently due from customers, as well as unbilled amounts resulting from accrued revenue associated with products delivered and services performed for which billings have not yet been submitted to the customers. Total unbilled revenue included in accounts receivable as of September 30, 2026 and December 31, 2025 was $152.8 million and $39.4 million, respectively.

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

	Balance at Beginning of Period	Expense	Write off	Other	Balance at End of Period
Nine Months Ended September 30, 2026	$4,494	$470	$(53)	$(14)	$4,897
Nine Months Ended September 30, 2025	3,779	874	(433)	3	4,223
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

	September 30, 2026	December 31, 2025
Raw materials	$62,847	$28,868
Work-in-progress	27,490	18,853
Finished goods	311,238	228,892
	$401,575	$276,613

5.Property and Equipment, net
Property and equipment are stated at cost. We manufacture or construct most of our Pressure Control rental equipment assets. During the manufacture of these assets, they are reflected as construction in progress until complete. Property and equipment consist of the following:

	September 30, 2026	December 31, 2025
Land	$16,483	$16,442
Buildings and improvements	156,415	135,957
Machinery and equipment	185,768	156,467
Reels and skids	24,970	21,480
Vehicles	43,440	39,621
Rental equipment	243,433	233,331
Furniture and fixtures	2,049	2,021
Computers and software	12,018	11,953
Gross property and equipment	684,576	617,272
Less: Accumulated depreciation	(328,933)	(297,505)
Net property and equipment	355,643	319,767
Construction in progress	47,978	22,825
Total property and equipment, net	$403,621	$342,592
6.Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price paid over the fair value of the net assets of acquired businesses. Goodwill is not amortized, but we perform an annual goodwill impairment test on December 31, and more frequently if events and circumstances indicate that the asset might be impaired. The change in carrying value of goodwill allocated to our reportable segments during the nine months ended September 30, 2026 was as follows:

	Pressure Control	Spoolable Technologies	Total
Balance at December 31, 2025	$7,824	$195,204	$203,028
Cactus International	82,551	—	82,551
Balance at September 30, 2026	$90,375	$195,204	$285,579
The following table presents the detail of acquired intangible assets:

	September 30, 2026			December 31, 2025
	Gross Cost	Accumulated Amortization	Net Cost	Gross Cost	Accumulated Amortization	Net Cost
Customer relationships	$269,970	$(35,512)	$234,458	$100,300	$(18,946)	$81,354
Developed technology	117,360	(30,619)	86,741	77,000	(21,817)	55,183
Trade name	16,000	(5,733)	10,267	16,000	(4,533)	11,467
Backlog	25,770	(21,078)	4,692	7,000	(7,000)	—
Total	$429,100	$(92,942)	$336,158	$200,300	$(52,296)	$148,004

All intangible assets are amortized over their estimated useful lives. The weighted average amortization period for identifiable intangible assets acquired as of September 30, 2026 is 9.1 years. Amortization expense recognized during three and nine months ended September 30, 2026 was $13.6 million and $40.7 million, respectively, and was recorded in selling, general and administrative expenses in the consolidated statements of income. Estimated future amortization expense is as follows:

Remainder of 2026	$13,554
2027	54,217
2028	54,217
2029	54,217
2030	54,217
2031	54,217
Thereafter	51,519
Total	$336,158

7.Debt

We had no bank debt outstanding as of September 30, 2026 and December 31, 2025. As of September 30, 2026, we had $14.7 million in letters of credit outstanding, $1.5 million of which reduced the borrowing capacity under our Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement was originally entered into on February 28, 2023, by and among Cactus Companies, as borrower, certain subsidiaries of Cactus Companies from time to time party thereto, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as lender, administrative agent, issuing bank and swingline lender (as amended from time to time, the “Amended ABL Credit Facility”). We were in compliance with all covenants under the Amended ABL Credit Facility as of September 30, 2026.
The Amended ABL Credit Facility was amended in December 2025. The amendment established a delayed‑draw term loan facility (the “Term Loan Facility”) and extended the maturity to December 1, 2030. The amendment provided for a Term Loan Facility of up to the lesser of $100.0 million and 85% of the appraised value of eligible machinery and equipment, which could be drawn in up to two advances during the six months following December 1, 2025. In June 2026, the Company further amended the Amended ABL Credit Facility to extend the maturity of the Term Loan Facility, with limitations on the scope of use of funds, to December 31, 2026. The Term Loan Facility was undrawn as of September 30, 2026 and December 31, 2025. Any amounts drawn will mature three years from the initial funding date and bear interest, at the borrower’s option, at ABR or SOFR‑based rates plus applicable margins. The unused portion of the Term Loan Facility is subject to a 0.05% monthly unused line fee.
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

Borrowings under the Amended ABL Credit Facility bear interest at Cactus Companies’ option at either (i) the Alternate Base Rate (as defined therein) (“ABR”), or (ii) the Adjusted Term SOFR Rate (as defined therein) (“Term Benchmark”), plus, in each case, an applicable margin. Letters of credit issued under the Amended ABL Credit Facility accrue fees at a rate equal to the applicable margin for Term Benchmark borrowings, plus a fronting fee. The applicable margin for revolving loan borrowings ranges from 0.0% to 0.5% per annum for revolving loan ABR borrowings and 1.25% to 1.75% per annum for revolving loan Term Benchmark borrowings and, in each case, is based on the average quarterly availability of the revolving loan commitment under the Amended ABL Credit Facility for the immediately preceding fiscal quarter. If no amount is outstanding on the Term Loan Facility and the Leverage Ratio (as defined in the Amended ABL Credit Facility) is below 1.50 to 1.00, the applicable margin will be reduced by 0.25%. The unused portion of revolving commitment under the Amended ABL Credit Facility is subject to a commitment fee of 0.25% per annum. At September 30, 2026 and December 31, 2025, although there were no borrowings outstanding, the applicable margin on our Term Benchmark borrowings was 1.00%, plus the base rate of one, three or six month SOFR plus 0.10%, subject to a floor rate.

In July 2026, Cactus Companies, and Baker Hughes Oilfield Equipment Manufacturing – Sole Proprietorship L.L.C., a 65% owned indirect subsidiary of Cactus Companies that is organized in the UAE (“Cactus UAE”), entered into a Facilities Agreement (the “Facilities Agreement”) with Commercial Bank of Dubai PSC, as lender (“CBD”), Cactus UAE as borrower, and Cactus Companies as guarantor.

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

The Facilities Agreement contains customary events of default and various covenants and restrictive provisions that limit the ability of Cactus UAE and, in certain provisions, Cactus Companies, to, among other things, incur additional indebtedness and create liens, make investments or loans, merge or consolidate with other companies if not the surviving entity, sell assets, make certain restricted payments and distributions, and engage in transactions with affiliates. The Facilities Agreement also requires Cactus Companies to (x) maintain a leverage ratio no greater than 2.50 to 1.00 based on a ratio of total indebtedness to EBITDA (as defined in the Amended ABL Credit Facility) and (y) during a Cash Dominion Activation Period (as defined in the Amended ABL Credit Facility), maintain a minimum Fixed Charge Coverage Ratio (as defined in the Amended ABL Credit Facility) of 1.00 to 1.00.

As a result of the Cactus International acquisition, as of September 30, 2026 we have indemnified Baker Hughes for $13.9 million of contingent liabilities associated with letters of credit in support of Cactus International operations, which do not reduce the borrowing capacity under our Amended ABL Credit Facility.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Product revenue	$322,347	75%	$206,822	78%	$969,211	76%	$624,045	76%
Rental revenue	22,609	5%	17,361	7%	57,259	5%	66,269	8%
Field service and other revenue	85,932	20%	39,771	15%	242,295	19%	127,534	16%
Total revenues	$430,888	100%	$263,954	100%	$1,268,765	100%	$817,848	100%
Remaining Performance Obligations
As of September 30, 2026, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $615.6 million. As of September 30, 2026, the Company expects to recognize revenue of approximately 74%, 84% and 90% of the total remaining performance obligations within 1, 2, and 3 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete, as well as the amount to be received as the Company fulfills the related remaining performance obligations.

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
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting iterative impact. The blended tax rate consists of the U.S. federal income tax rate and an assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other expense, net. As of September 30, 2026, the total liability from the TRA was $272.9 million with $21.3 million reflected in current liabilities based on the expected timing of our next payments. The payments under the TRA will not be conditional on a holder of rights under the TRA having a continued ownership interest in either Cactus Companies or Cactus Inc.
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

10.Equity
As of September 30, 2026, Cactus Inc. owned 87.5% of Cactus Companies as compared to 86.3% of Cactus Companies as of December 31, 2025. As of September 30, 2026, Cactus Inc. had outstanding 70.1 million shares of Class A common stock (representing 87.5% of the total voting power) and 10.1 million shares of Class B common stock (representing 12.5% of the total voting power).
Redemptions of CC Units
As part of the CC Reorganization in connection with the acquisition of FlexSteel, Cactus Companies acquired all of the outstanding units representing limited liability company interests of Cactus LLC (“CW Units”) in exchange for an equal number of CC Units issued to each of the previous owners of CW Units other than Cactus Inc. In connection with the CC Reorganization, Cactus Inc. and the owners of CC Units entered into the Amended and Restated Limited Liability Company Operating Agreement of Cactus Companies (the “Cactus Companies LLC Agreement”). Pursuant to the Cactus Companies LLC Agreement, holders of CC Units are entitled to redeem their CC Units, which results in additional Class A common stock outstanding. Since our IPO in February 2018, an aggregate of 50.5 million CC Units (including CW Units prior to the CC Reorganization) and a corresponding number of shares of Class B common stock have been redeemed in exchange for shares of Class A common stock.
During the nine months ended September 30, 2026 and 2025, 0.9 million and 0.4 million CC Units, respectively together with a corresponding number of shares of Class B common stock, were redeemed in exchange for Class A common stock in accordance with the Cactus Companies LLC Agreement.
Dividends
Aggregate cash dividends of $0.43 and $0.40 per share of Class A common stock were declared during the nine months ended September 30, 2026 and 2025, totaling $30.6 million and $28.0 million, respectively. Cash dividends paid during the nine months ended September 30, 2026 and 2025 totaled $30.5 million and $27.8 million, respectively. Dividends accrue on unvested equity-based awards on the date of record and are paid upon vesting. Dividends are not paid to our Class B common stockholders; however, a corresponding distribution up to the same amount per share as our Class A common stockholders is paid to the owners of CC Units other than Cactus Inc. for any dividends declared on our Class A common stock. See further discussion of the distributions below under “Member Distributions.”
Share Repurchase Program
On June 6, 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the nine months ended September 30, 2026, the Company did not repurchase shares of Class A common stock under the share repurchase program. As of September 30, 2026, $146.3 million remained authorized for future repurchases of Class A common stock under the program.
Member Distributions
Distributions made by Cactus Companies are generally required to be made pro rata among all its members. For the nine months ended September 30, 2026, Cactus Companies distributed $46.2 million to Cactus Inc. to fund its dividend payment and made pro rata distributions to the other members totaling $6.9 million over the same period. During the nine months ended September 30, 2025, Cactus Companies distributed $62.3 million to Cactus Inc. to fund its dividend and estimated tax payments and made pro rata distributions to the other members totaling $10.3 million.
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
Financial information by business segment for the three and nine months ended September 30, 2026 and 2025 is summarized below.

	Three Months Ended September 30,
	2026
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$304,020	$126,868	$430,888
Intersegment revenue	809	—	809
Total revenues	304,829	126,868	431,697
Reconciliation of revenue
Elimination of intersegment revenue			(809)
Total consolidated revenues			430,888

Less:(1)
Cost of revenue from external customers	$202,457	$71,586	$274,043
Intersegment cost of revenue	822	—	822
Total cost of revenues	203,279	71,586	274,865
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(822)
Total consolidated cost of revenue			274,043

Selling, general, administrative expenses and other (2)	40,022	13,685
Segment profit	$61,528	$41,597	$103,125

Reconciliation of segment profit
Elimination of intersegment profit			13
Total consolidated segment profit			$103,138
Corporate expenses (3)			(9,090)
Total operating income			$94,048
Interest income, net			766
Income before income taxes			$94,814
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
(3) Comprised primarily of expenses not allocated to our operating segments.

	Three Months Ended September 30,
	2025
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$168,714	$95,240	$263,954
Intersegment revenue	—	—	—
Total revenues	168,714	95,240	263,954
Reconciliation of revenue
Elimination of intersegment revenue			—
Total consolidated revenues			263,954

Less:(1)
Cost of revenue from external customers	$109,547	$57,284	$166,831
Intersegment cost of revenue	237	—	237
Total cost of revenues	109,784	57,284	167,068
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(237)
Total consolidated cost of revenue			166,831

Selling, general, administrative expenses and other (2)	14,407	12,150
Segment profit	$44,523	$25,806	$70,329

Reconciliation of segment profit
Elimination of intersegment profit			237
Total consolidated segment profit			$70,566
Corporate expenses (3)			(9,332)
Total operating income			$61,234
Interest income, net			2,977
Other income, net			221
Income before income taxes			$64,432
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

(3) Comprised primarily of expenses not allocated to our operating segments.

	Nine Months Ended September 30,
	2026
	Pressure Control	Spoolable Technologies	Total

Revenues from external customers	$946,464	$322,301	$1,268,765
Intersegment revenue	2,532	—	2,532
Total revenues	948,996	322,301	1,271,297
Reconciliation of revenue
Elimination of intersegment revenue			(2,532)
Total consolidated revenues			1,268,765

Less:(1)
Cost of revenue from external customers	$662,946	$187,679	$850,625
Intersegment cost of revenue	2,644	—	2,644
Total cost of revenues	665,590	187,679	853,269
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(2,644)
Total consolidated cost of revenue			850,625

Selling, general, administrative expenses and other (2)	124,119	37,290
Segment profit	$159,287	$97,332	$256,619

Reconciliation of segment profit
Elimination of intersegment profit			112
Total consolidated segment profit			$256,731
Corporate expenses (3)			(29,597)
Total operating income			$227,134
Interest income, net			1,935
Income before income taxes			$229,069

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
The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Cactus Inc.	$62,164	$41,624	$144,066	$126,176
Less: Accretion of redeemable non-controlling interest to redemption value	—	—	81,507	—
Net income attributable to Cactus Inc. including accretion of redeemable non-controlling interest to redemption value —basic(1)	$62,164	$41,624	$62,559	$126,176
Net income attributable to non-controlling interest (1)	8,587	—	—	—
Net income attributable to Cactus Inc.—diluted (1)	$70,751	$41,624	$62,559	$126,176
Denominator:
Weighted average Class A shares outstanding—basic	69,899	68,681	69,487	68,465
Effect of dilutive shares (2)	11,209	515	656	412
Weighted average Class A shares outstanding—diluted (2)	81,108	69,196	70,143	68,877

Earnings per Class A share—basic	$0.89	$0.61	$0.90	$1.84
Earnings per Class A share—diluted (1)(2)	$0.87	$0.60	$0.89	$1.83
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
(2)For the nine months ended September 30, 2026, the Company's net income reflects the accretion of redeemable non-controlling interest to its redemption value as of the reporting date. Diluted earnings per share for the nine months ended September 30, 2026 excludes 10.6 million weighted average shares of Class B common stock, as the effect would be anti-dilutive. Diluted earnings per share for the three and nine months ended September 30, 2025 excludes 11.2 million and 11.3 million weighted average shares of Class B common stock, as the effect would be anti-dilutive.

15.Contract Liabilities
Contract liabilities include deferred income primarily on long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements and progress collections, which reflects billings in excess of revenue. Contract liabilities consist of the following:

	September 30, 2026	December 31, 2025
Deferred income	$62,660	$7,707
Progress collections	3,885	—
Contract liabilities	$66,545	$7,707

Revenue recognized during the three months ended September 30, 2026 and 2025 that was included in the contract liabilities at the beginning of the period was $17.9 million and $3.5 million, respectively and $1.7 million and $1.9 million of revenue recognized during the nine months ended September 30, 2026 and 2025, respectively, was included in the contract liabilities at the beginning of the period.

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
Executive Summary
Cactus is an equipment solutions provider primarily for onshore oil and gas markets. Cactus was founded in 2011 by a management group that previously operated two of the largest wellhead providers at the time. Since its formation, Cactus has rapidly grown to be a leading provider of wellhead solutions to the U.S. onshore market. With the acquisition of Cactus International, Cactus became a global wellhead supplier.
On February 28, 2023, Cactus acquired FlexSteel, which grew from its founding in 2003 to its current status as a leading provider of spoolable pipe technologies, primarily to the U.S. onshore market. We believe this acquisition enhances our position as a premier manufacturer and provider of highly engineered equipment primarily to the exploration and production ("E&P") industry and provides opportunities for meaningful growth. FlexSteel’s spoolable technology products complement Cactus’s pressure control equipment, and the combined business allows for exposure to customers' operations from production trees to transportation of oil, gas and other liquids, as well as to additional customers operating in the midstream area.
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
During the nine months ended September 30, 2026, we derived 76% of total revenues from the sale of our products, 5% of total revenues from rental and 19% of total revenues from field service and other. During the nine months ended September 30, 2025, we derived 76% of total revenues from the sale of our products, 8% of total revenues from rental and 16% of total revenues from field service and other. We have worldwide operations, including the U.S., Saudi Arabia, UAE, and China, with more limited operations in Australia and Canada, as well as sales in other international markets.

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

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Brent Oil Price ($/bbl) (1)	$96.30	$102.63	$93.15	$71.00
WTI Oil Price ($/bbl) (2)	$87.12	$95.65	$85.25	$67.31
Natural Gas Price ($/MMBtu) (3)	$2.87	$2.95	$3.49	$3.45
U.S. Land Drilling Rigs (4)	575	538	548	551
International Land Drilling Rigs (4)	850	814	835	837

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

Average WTI and Brent oil prices decreased approximately 9% and 6%, respectively, in the third quarter of 2026 compared to the second quarter of 2026, as the signing of a Memorandum of Understanding between the U.S. and Iran in mid-June led to a period of reduced commodity prices. The expiration of this Memorandum in August has led to a recent increase in commodity prices. Oil price levels have been highly volatile as geopolitical tensions remain escalated in the Middle East, and the ability to export oil through the Strait of Hormuz and the Red Sea remains uncertain. Oil prices for the nine months ended September 30, 2026, are well above prices for the same period of 2025 due to the conflict in the Middle East. Average Henry Hub natural gas prices remained stable in the third quarter of 2026.

In the third quarter of 2026, average U.S. land drilling activity levels were up 7% compared to the second quarter of 2026, as private operators responded to higher commodity prices. U.S. land drilling activity levels for the nine months ending September 30, 2026, are relatively in line with levels for the nine months ending September 30, 2025. International land drilling levels increased approximately 4% from the second quarter of 2026, led by recovering activity in the Middle East and strengthening activity in Europe.

U.S. Trade Policies

Over the course of 2025 and 2026, the Trump administration implemented and announced a number of new tariffs, including new Section 232 tariffs of 50% on imports of steel and certain products made from steel from most countries outside of the U.S. Threats and actual implementation of tariffs continue to cause market and geopolitical uncertainty. Tariff announcements and implementation have caused global equity, bond, and currency markets to experience heightened levels of volatility as market participants incorporate potential effects of supply chain disruption, inflation, and consumer demand into pricing models. In February 2026, the United States Supreme Court ruled that certain tariffs were unlawful, resulting in the implementation of alternative tariffs under Section 122 and further market uncertainty. The Section 122 tariffs expired in July 2026 and were replaced by subsequent Section 301 tariffs with similar cost impacts. As a result of the Supreme Court ruling, we filed claims for and have received certain tariff refunds and believe that we have received the majority of amounts due to us. We will continue to monitor the situation closely, but there is no guarantee that any future refund claim will be honored. The refunds received and being pursued represent a limited component of the overall tariff impact incurred by the Company as the most material tariffs incurred by the Company under Section 232 and 301 remain unchanged.
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

Geopolitical Developments in the Middle East

Geopolitical conditions in the Middle East continue to disrupt global oil supplies, maintaining upward pressure on energy prices and contributing to volatility in international markets. Our operations in the region have been adversely impacted, and we continue to prioritize the safety of personnel in the region. We have experienced and expect to continue to experience disruptions to our operations, our customers’ drilling activities, employee movement, and our supply chain, along with increased freight and logistics costs due to the conflict. In addition to disruptions to traffic through the Strait of Hormuz, escalating Houthi attacks in Saudi Arabia and continued security concerns in the region have created additional challenges for commercial shipping in the Red Sea. We will continue to monitor these developments and adjust our operations and supply chain activities to mitigate their impact. The duration, severity and ultimate impact of these conditions on our operations and financial results remain uncertain.
Pillar Two Framework
The Organization for Economic Cooperation and Development (“OECD”) has introduced a framework (“Pillar Two”) that provides for a new, global minimum tax of at least 15% on the income of large multinational corporations arising in each jurisdiction in which they operate. Pillar Two is being implemented on a country-by-country basis, and many countries have adopted rules in this regard. On January 5, 2026, the OECD/G20 Inclusive Framework formally released a side-by-side package implementing this understanding, together with related simplifications and safe harbors. The side-by-side solution only takes legal effect in a given jurisdiction once that jurisdiction enacts implementing legislation or guidance. The Company continues to evaluate the impact of Pillar Two, and the associated adoption of that legislation by local jurisdictions, across the jurisdictions in which it operates, and estimates the impacts to income tax expense to be immaterial.

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
Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026

The following table presents a summary of the segment consolidated operating results for the periods indicated:

	Three Months Ended
	September 30, 2026	June 30, 2026	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$304,829	$343,995	$(39,166)	(11.4)%
Spoolable Technologies	126,868	105,533	21,335	20.2
Corporate and other	(809)	—	(809)	—
Total revenues	430,888	449,528	(18,640)	(4.1)
Operating income
Pressure Control	61,528	59,154	2,374	4.0
Spoolable Technologies	41,597	32,168	9,429	29.3
Total segment operating income	103,125	91,322	11,803	12.9
Corporate and other expenses	(9,077)	(7,740)	(1,337)	(17.3)
Total operating income	94,048	83,582	10,466	12.5

Interest income, net	766	949	(183)	(19.3)
Income before income taxes	94,814	84,531	10,283	12.2
Income tax expense	20,723	23,151	(2,428)	(10.5)
Net income	74,091	61,380	12,711	20.7
Less: net income attributable to non-controlling interest	11,927	12,384	(457)	(3.7)
Net income attributable to Cactus Inc.	$62,164	$48,996	$13,168	26.9%
nm = not meaningful

Pressure Control. Pressure Control revenue for the third quarter of 2026 was $304.8 million, a decrease of $39.2 million, or 11.4%, from the second quarter of 2026 primarily due to lower shipments to customers in the Middle East, which more than offset domestic revenue gains. Pressure Control operating income of $61.5 million for the third quarter of 2026 increased $2.4 million, or 4.0% from the second quarter of 2026, as lower operating leverage and reduced tariff recoveries of $5.6 million were more than offset by continued strength in spares and repair margins in the Middle East and lower purchase accounting-related adjustments, which declined from $20.0 million to $9.4 million in the quarter.

Spoolable Technologies. Spoolable Technologies revenue for the third quarter of 2026 was $126.9 million, an increase of $21.3 million, or 20.2% from the second quarter of 2026 primarily due to growth in both domestic and international shipments. Total operating income for Spoolable Technologies for the third quarter of 2026 was $41.6 million, compared to operating income of $32.2 million for the second quarter of 2026, an increase of $9.4 million, or 29.3%, sequentially. The increase in operating income was primarily due to improved operating leverage.

Corporate and other. Corporate and other revenue represents the elimination of inter-segment sales from our Pressure Control segment to our Spoolable Technologies segment. Corporate and other expenses include costs associated with executive management and other administrative functions not directly attributable to our reporting segments. Corporate and other expenses for the third quarter of 2026 was $9.1 million, an increase of $1.3 million, or 17.3% from the second quarter of 2026 primarily due to higher transaction and personnel costs.

Interest income, net. Interest income, net was $0.8 million for the third quarter of 2026 compared to $0.9 million for the second quarter of 2026, with the decrease due to lower interest income earned on lower amounts of cash invested during the third quarter. The interest income, net is primarily comprised of interest income earned on the invested cash balance.
Income tax expense. Income tax expense for the third quarter of 2026 was $20.7 million compared to $23.2 million for the second quarter of 2026. Cactus Inc. is only subject to federal and state income tax on its share of income from Cactus Companies. Income allocated to the non-controlling interest is only taxable to the non-controlling interest.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following table presents a summary of the segment consolidated operating results for the periods indicated:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
Revenues
Pressure Control	$948,996	$538,763	$410,233	76.1%
Spoolable Technologies	322,301	284,043	38,258	13.5
Corporate and other	(2,532)	(4,958)	2,426	48.9
Total revenues	1,268,765	817,848	450,917	55.1
Operating income
Pressure Control	159,287	141,189	18,098	12.8
Spoolable Technologies	97,332	77,735	19,597	25.2
Total segment operating income	256,619	218,924	37,695	17.2
Corporate and other expenses	(29,485)	(28,273)	(1,212)	(4.3)
Total operating income	227,134	190,651	36,483	19.1

Interest income, net	1,935	7,820	(5,885)	(75.3)
Other income, net	—	221	(221)	(100.0)
Income before income taxes	229,069	198,692	30,377	15.3
Income tax expense	53,377	45,352	8,025	17.7
Net income	175,692	153,340	22,352	14.6
Less: net income attributable to non-controlling interest	31,626	27,164	4,462	16.4
Net income attributable to Cactus Inc.	$144,066	$126,176	$17,890	14.2%
nm = not meaningful

Pressure Control. Pressure Control revenue was $949.0 million for the first nine months of 2026, an increase of $410.2 million, or 76.1%, from the first nine months of 2025, primarily driven by international contributions from the newly acquired Cactus International joint venture. Operating income of $159.3 million in the first nine months of 2026 increased $18.1 million, or 12.8%, from the first nine months of 2025. The increase was primarily driven by higher operating income from Cactus International and tariff cost recovery, including the receipt of refunds of $15.9 million, which was more than offset by the impacts of purchase accounting and ongoing Section 232 and Section 301 tariff-related costs negatively affecting product margins compared to prior year.

Spoolable Technologies. Spoolable Technologies revenue for the first nine months of 2026 was $322.3 million, an increase of $38.3 million, or 13.5%, from the first nine months of 2025, primarily due to higher customer activity levels in international markets. Total operating income was $97.3 million in the first nine months of 2026, an increase of $19.6 million, or 25.2%, compared to operating income of $77.7 million in the first nine months of 2025. The increase was driven in part by improved operating leverage.

Corporate and other. Corporate and other revenue represents the elimination of inter-segment sales from our Pressure Control segment to our Spoolable Technologies segment. Corporate and other expenses include costs associated with executive management and other administrative functions not directly attributable to our reporting segments. Corporate and other expenses for the first nine months of 2026 was $29.5 million, an increase of $1.2 million, or 4.3% from the first nine months of 2025. The increase was largely attributable to professional fees and integration expenses associated with the Baker Hughes Transaction.

Interest income, net. Interest income, net for the first nine months of 2026 was $1.9 million, compared to $7.8 million for the first nine months of 2025. The decrease was due to lower interest income earned on lower amounts of cash invested during the first nine months of 2026 as a result of the utilization of cash to fund the Baker Hughes Transaction.

Income tax expense. Income tax expense for the first nine months of 2026 was $53.4 million compared to $45.4 million for the first nine months of 2025. The increase in income tax expense from the first nine months of 2025 was primarily due to increase in taxes associated with foreign operations.

Liquidity and Capital Resources

At September 30, 2026, we had $354.2 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities, and borrowings under our Amended ABL Credit Facility (as defined in Note 7 in the notes to the unaudited condensed consolidated financial statements). Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. As of September 30, 2026, we had $263.5 million of available borrowing capacity under our U.S. and UAE revolving credit facilities with no outstanding borrowings, in addition to $100.0 million available under our Term Loan Facility (as defined in Note 7 in the notes to the unaudited condensed consolidated financial statements) and $14.7 million in letters of credit outstanding. We were in compliance with the covenants of the Amended ABL Credit Facility as of September 30, 2026. Additionally, we have indemnified Baker Hughes for $13.9 million of contingent liabilities associated with letters of credit in support of Cactus International operations, which do not reduce the borrowing capacity under our Amended ABL Credit Facility.

In June 2023, our board of directors authorized the Company to repurchase shares of its Class A common stock for an aggregate purchase price of up to $150 million. Under our share repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions, or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not obligate the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of September 30, 2026, $146.3 million remained authorized for future repurchases of Class A common stock under the program.

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

For the full year 2026, the Company expects its net capital expenditures to be approximately $65 million. The estimate includes the placement of orders for long-lead equipment related to the Middle East Spoolable Technologies manufacturing facility and the ongoing Baytown facility expansion. The Board of Directors has also approved the investment of capex related to the Spoolable Technologies business in the Eastern hemisphere, with initial capital outlays included in the Company’s guidance. In the Pressure Control segment, capital expenditures are primarily related to U.S. service center enhancements, rental fleet investments, and international expansion, and less material investments in low-cost supply chain.

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

Cash Flows
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$251,255	$186,148
Net cash used in investing activities	(341,651)	(34,725)
Net cash used in financing activities	(51,520)	(49,833)

Net cash provided by operating activities was $251.3 million and $186.1 million for the nine months ended September 30, 2026 and 2025, respectively. Operating cash flows for the nine months ended September 30, 2026 increased primarily due to changes in working capital, largely driven by our recent acquisition of Cactus International.

Net cash used in investing activities was $341.7 million and $34.7 million for the nine months ended September 30, 2026 and 2025, respectively. The increase for the nine months ended September 30, 2026 was primarily due to cash paid to acquire Cactus International for $371.0 million, less $70.0 million in cash acquired from the acquisition.
Net cash used in financing activities was $51.5 million for the nine months ended September 30, 2026 compared to $49.8 million for the nine months ended September 30, 2025. The increase in net cash used in financing activities for the nine months ended September 30, 2026 was primarily related to an increase in the payment of Class A share dividends of $2.7 million and an increase in share repurchases of $2.2 million. These increases were partially offset by a decrease in distributions to members of Cactus Companies of approximately $3.4 million.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our 2025 Annual Report. Our exposure to market risk has not changed materially since December 31, 2025.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level.
As disclosed in Note 2 to the unaudited condensed consolidated financial statements, we acquired Cactus International on January 1, 2026 and accounted for this acquisition as a business combination. Cactus International’s total revenues constituted approximately 32% of our total consolidated revenues for the nine months ended September 30, 2026. Cactus International’s total assets constituted approximately 32% of our total consolidated assets as of September 30, 2026. We excluded Cactus International’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the SEC staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal controls over financial reporting for one year following the acquisition. We are in the process of implementing financial reporting controls and procedures at Cactus International as part of our ongoing integration activities.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting that occurred during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. For information concerning existing legal proceedings as of September 30, 2026, see Note 11 to our condensed consolidated financial statements.
Item 1A.   Risk Factors.

In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2025 Annual Report, and under the heading "Part II Item 1A Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and in our other filings with the SEC, which could materially affect our business, results of operations, financial condition or cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition or cash flows. There have been no material changes in our risk factors from those described in our 2025 Annual Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following sets forth information with respect to our repurchases of Class A common stock during the three months ended September 30, 2026 (in whole shares).

Period	Total number of shares purchased (1)	Weighted-average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum dollar value of shares that may yet be purchased under the plans or program (3)
July 1-31, 2026	24	$48.77	—	$146,302,153
August 1-31, 2026	329	$73.45	—	$146,302,153
September 1-30, 2026	203	$70.16	—	$146,302,153
Total	556	$71.18	—	$146,302,153
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
Item 5.   Other Information.

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cactus, Inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits.
The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report.

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of Cactus, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024)

3.2	Amended and Restated Bylaws of Cactus, Inc. (incorporated by reference to Exhibit 3.6 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on August 1, 2024)
4.1	Other long-term debt instruments: Certain instruments defining the rights of holders of long-term debt instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.
31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cactus, Inc.

October 29, 2026	By:	/s/ Scott Bender
Date		Scott Bender Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

October 29, 2026	By:	/s/ Jay A. Nutt
Date		Jay A. Nutt Executive Vice President and Chief Financial Officer (Principal Financial Officer)